Form 10-K
period 2005-11-30
IHS Inc.
filed 2006-01-24
CIK 1316360

Use these links to rapidly review the document
TABLE OF CONTENTS
Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-32511

IHS INC.
Delaware
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	13-3769440 (IRS Employer Identification No.)

15 Inverness Way East
Englewood, CO 80112
(Address of Principal Executive Offices)

(303) 790-0600
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock, $0.01 par value
Class B Common Stock, $0.01 par value
(Title of class)

Securities registered pursuant to Section 12(g) of the Act:

None.

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

          ☐ YES    ☒ NO

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

          ☐ YES    ☒ NO

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          ☐ YES    ☒ NO

        Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

          ☐ YES    ☒ NO

        The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the closing price for the Common Stock as reporting on the New York Stock Exchange composite tape on December 30, 2005, was $342,524,970. All executive officers, directors, and holders of 5% or more of the outstanding Common Stock of the registrant have been deemed, solely for purposes of the foregoing calculation, to be "affiliates" of the registrant.

        As of December 30, 2005, there were 44,783,225 shares of the registrant's Class A Common Stock outstanding and 13,750,000 shares of the registrant's Class B Common Stock outstanding.

  DOCUMENTS INCORPORATED BY REFERENCE

        The information required by Part III of the Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 26, 2006, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant's fiscal year.

i

FORWARD-LOOKING STATEMENTS

        We have made statements under the captions "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Business and Properties" and in other sections of this Form 10-K that are forward looking statements. In some cases, you can identify these statements by forward-looking words such as "may," "might," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," or "continue," the negative of these terms, and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties, and assumptions, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance, or achievements to differ materially from the results, level of activity, performance, or achievements expressed or implied by the forward looking statements. In particular, you should consider the risks outlined under "Risk Factors."

        Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We are under no duty to update any of these forward-looking statements after the date of this Form 10-K to conform our prior statements to actual results or revised expectations.

* * * *

  Fiscal Year End

        Our fiscal years end on November 30 of each year. Unless otherwise indicated, references herein to an individual year means the fiscal year ended November 30. For example, "2005" refers to the fiscal year ended November 30, 2005.

ii

PART I

Item 1. Business

Overview

        IHS is one of the leading global providers of critical technical information, decision-support tools, and related services to customers in the energy, defense, aerospace, construction, electronics, and automotive industries. We have developed a comprehensive collection of technical information that is highly relevant to the industries we serve. Our decision-support tools enable our customers to quickly and easily search and analyze this information and integrate it into their work flows. Our operational, research, and strategic advisory services combine this information and these tools with our extensive industry expertise to meet the needs of our customers. Our customers rely on these offerings to facilitate decision making, support key processes, and improve productivity.

        Our customers range from governments and large multinational corporations to smaller companies and technical professionals in more than 100 countries. We sell our offerings primarily through subscriptions. As a result of our subscription-based business model and historically high renewal rates, we generate recurring revenue and cash flow. IHS has been in business for more than 45 years and employs more than 2,300 people around the world. We manage our business through our Energy and Engineering operating segments.

        Our Energy segment develops and delivers critical oil and gas industry data on exploration, development, production, and transportation activities to major global energy producers and oil companies. We also provide decision-support tools and operational, research, and strategic advisory services to these customers, as well as to utilities and transportation, petrochemical, coal, and power companies. For example, major global oil companies use our offerings to support a broad range of decision-making processes that identify attractive exploration investments, assess the likelihood of successful oil production projects, and develop detailed planning scenarios.

        Our Engineering segment provides offerings in two broad categories of products: technical standards and parts information. These products include a broad range of technical specifications and standards, regulations, parts data, design guides, and other information for customers in our targeted industries. We also have expertise in developing decision-support tools that enhance the accessibility and usability of this information. We offer targeted advisory services that are designed to maximize the utilization and integration of our information within our customers' business processes. We serve some of the largest engineering-intensive companies around the world in the defense, aerospace, construction, electronics, and automotive industries. For example, we provide some of the largest aerospace companies with desktop access to industry specifications and standards; parts, logistics, and procurement data; engineering methods; and related analytical tools.

        For financial information about our segments and geographic areas, you should read our consolidated financial statements included elsewhere in this Form 10-K.

        We were incorporated in the state of Delaware in 1994 and completed our initial public offering on November 16, 2005. Our principal executive offices are located at 15 Inverness Way East, Englewood, Colorado 80112 and our telephone number is (303) 790-0600. We also maintain an Internet site at www.ihs.com. Our common stock trades on the New York Stock Exchange under the ticker symbol "IHS."

Our History

        IHS has been a trusted name in the business of managing technical information since 1959. Over the years, we have expanded our offerings from a catalog database for aerospace engineers to become one of the leading providers of critical technical information, decision-support tools, and related services in the energy, defense, aerospace, construction, electronics, and automotive industries. In the late 1990s, we acquired several established energy information providers that we organized into our Energy segment. The businesses that now comprise this operating segment have accumulated and developed well production and geological information from industry and government sources dating back to the 1800s. With the evolution of new technologies, we transitioned our delivery methods from microfilm to the Internet and other electronic media. As our offerings have developed over the years, we have remained committed to providing our customers with solutions that facilitate decision making, support key processes, and improve productivity.

Ownership Structure

        Voting and investment decisions with respect to the shares of our company have historically been made by TBG Holdings NV (TBG), a Netherlands-Antilles company that is the indirect sole owner of our two principal stockholders, Urpasis Investments Limited and Urvanos Investments Limited. These stockholders are Cyprus limited liability companies. TBG is wholly-owned indirectly by The Thyssen-Bornemisza Continuity Trust (Trust), a Bermuda trust, which is controlled by a Bermudan trustee, Thybo Trustees Limited, and another oversight entity, Tornabuoni Limited, which is a Guernsey company.

        Urpasis and Urvanos sold in a private placement an aggregate of $75 million of shares of our Class A common stock at the initial public offering price of $16.00 per share to investment entities affiliated with General Atlantic LLC. The closing of this private placement occurred simultaneously with the closing of our initial public offering on November 16, 2005. We appointed Steven A. Denning, the Chairman and a Managing Director of General Atlantic, to our board of directors in April 2005.

        Our authorized capital stock consists of 80,000,000 shares of Class A common stock and 13,750,000 shares of Class B common stock. These classes have equal dividend rights and liquidation rights. However, the holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share on all matters to be voted upon by the stockholders. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock and will automatically convert, without any action by the holder, upon the earlier of the occurrence of specified events or four years after the date of our initial public offering, November 16, 2005.

        The following diagram summarizes our current ownership structure:

(1)
TBG is indirectly wholly-owned by the Trust through a Bermuda corporation.

(2)
Urvanos Investments Limited and Urpasis Investments Limited are indirectly wholly-owned by TBG through a Netherlands corporation.

(3)
As of November 30, 2005, Urvanos Investments Limited owned 1,911,406 shares of our Class A common stock and 13,750,000 shares of our Class B common stock, representing in the aggregate approximately 77% of the voting power of the then outstanding common stock (compared to 27% of the overall economic interest).

(4)
As of November 30, 2005, General Atlantic owned 4,687,500 shares of our Class A common stock representing approximately 3% of the voting power of the then outstanding common stock (compared to 8% of the overall economic interest).

(5)
As of November 30, 2005, Urpasis Investments Limited owned 20,136,094 shares of our Class A common stock representing approximately 11% of the voting power of the then outstanding common stock (compared to 35% of the overall economic interest).

        Subsequently, on December 1, 2005, the underwriters exercised their option to purchase an additional 2,177,250 shares of our Class A common stock from Urpasis and Urvanos.

Our Energy Segment

        Our Energy segment is one of the leading global providers of critical technical information, decision-support tools, and related services for the energy industry. We develop and deliver critical oil and gas industry data on exploration, development, production, and transportation activities to major global energy producers, national and independent oil companies, and financial institutions. We also provide operational, research, and strategic advisory services to these customers and to utilities and transportation, petrochemical, coal, and power companies.

        For more than four decades, we have provided comprehensive decision-critical information to energy organizations around the world. We complement this information with economic, political, fiscal, and regulatory analysis, as well as operational, research, and strategic advisory services. By integrating our offerings, we help energy organizations analyze their operations and make better use of critical information, which we believe enhances their ability to effectively evaluate investment opportunities, reduce operating costs, and increase their productivity.

        We monitor exploration and production activity in more than 180 countries through our global network of industry sources. These sources provide us with detailed technical and economic information on oil and gas producing assets, countries, and regions. As a result, our information offerings are enhanced with informed assessments about operating and economic matters around the world. We combine these global information-gathering activities with our industry expertise to provide the following offerings.

  Energy Segment Offerings

  Critical Information

        We provide comprehensive global exploration, development, and production data, industry activity, fiscal, legal, infrastructure, leasehold, and reservoir information, and related news, reports, and maps. We gather this information from government agencies, energy producers, and other industry sources. To augment proprietary systems and staff devoted to data collection, our Energy segment employs a network of independent contractors who each utilize an informal network of industry and government sources to obtain data. Each of these independent contractors has entered into a written agreement with IHS to follow certain standards in the course of obtaining data. Several of our Energy segment's products rely heavily upon the work product of these independent contractors. See "Risk Factors—We rely on a network of independent contractors and dealers whose actions could have an adverse effect on our business."

        Once we obtain data, we process it rigorously by testing its accuracy, cross referencing it against numerous sources, verifying surface and subsurface attributes, and standardizing and creating common industry codes.

        We offer this information in a timely and user-friendly manner through online and other electronic subscriptions, including via CD-ROM. Depending on the terms of a customer's subscription, the information is available on our servers and can be accessed online, installed on the customer's network for local access, or reproduced on disks for physical distribution. Customers can access the information through software platforms and underlying database structures that allow quick local or online access to our information. Our primary information categories are described below.

        Energy activity data.    Our energy activity data includes comprehensive and timely information, organized by country, on current and future seismic, drilling, and development activities. This data also includes detailed reports on contractual activity and changes in legislation, regulation, petroleum rights, and fiscal matters. Our customers use this data daily to track global energy activities, actively assess and mitigate potential risks to energy assets and operations, react to competitive industry pressures, and capitalize on developing opportunities. This data includes continually updated online information on energy activities in more than 180 countries and 335 hydrocarbon-producing regions around the world; daily breaking energy news alerts; and country and region maps detailing wells, fields, licenses, pipelines, facilities, and other pertinent geological data.

        Production data.    Our production data tracks information on more than 90% of the world's oil and gas production, including monthly production volumes for wells and fields in more than 100 countries. This data includes cumulative statistics on monthly oil and gas production volumes for more than two million oil assets and more than 70,000 producing fields globally. It is used by reservoir engineers and commercial analysts to assess the productivity and longevity of energy-producing assets, determine the current and future value of these assets, and develop and assess investment and operating plans.

        Oil and gas well data.    Our oil and gas well data includes as many as 20,000 elements, narrative comments, and other information from as far back as the mid-1800s on over four million wells around the world. This data includes comprehensive geological information on current and historic wells, including lease, operator, field, reservoir, fluid, linking well, permit, drilling activity, completion record, and other data, as well as digital geologic and reservoir images representing billions of feet of subsurface measurements. Geoscientists, petrophysicists, and reservoir engineers use this data to evaluate the production potential and economic value of current and future exploration and production wells.

        Reservoir data.    Our reservoir data includes reservoir pressure and geological formation data for assets in key energy-producing regions of the world. Geoscientists and engineers use this data to analyze reservoir potential and identify geological pressure hazards to optimize drilling activities by maximizing yields and reducing downtime.

        Basin data.    Our basin data includes information on more than 30,000 hydrocarbon basins around the world. It also includes location, development, contractual, and ownership information, as well as comprehensive geological data on each basin. This data is developed and maintained by industry experts and used by exploration geologists to evaluate hydrocarbon potential, analyze production opportunities, and assess the feasibility of drilling opportunities.

        Infrastructure data.    Our infrastructure data provides location, capacity, and ownership information on oil and gas wells and facilities. It also includes transportation and refining infrastructure data on pipelines, ports, refineries, capacity specifications, and tariffs and rates, including information on major industrial plants and key retail consumers. Customers use this data to evaluate transportation options and to analyze oil field and infrastructure projects.

        Upstream data.    Our upstream data contains legal, regulatory, economic, contractual, political, and risk information relating to upstream energy exploration and production activities in more than 100 countries. It is used by commercial analysts, economists, corporate planners, and lawyers to better understand investment environments and assess risk.

  Decision-Support Tools

        We integrate critical energy information with technology and applications to meet the needs of a range of users across the energy industry. These tools enable our customers to integrate our information and their proprietary information within their workflows and business processes. Our decision-support tools range from easy-to-use "browse-and-search" applications, which are interfaces that allow customers to browse through all available information and search terms to locate specific information, to more sophisticated analytic systems. The underlying information could consist of a single database or multiple collections of information, depending on the subscription selected by the customer. In our more advanced decision-support tools, we strive to maintain a simple interface on the user's computer, but we design them to draw upon multiple sources of information and manipulate and organize the information into models, estimates, and other highly organized output. These sophisticated engineering, cost analysis, and economics tools can help a customer estimate drilling costs, assess project economics, optimize exploration and production activities, and improve production yields. Our primary decision-support tools are described below.

        Exploration analysis.    We integrate production, well, and reservoir information to enable geoscientists to search for and analyze oil and gas opportunities around the world. These tools provide surface and subsurface information, analysis, and graphical interfaces to facilitate geoscience workflows.

        Production engineering.    We integrate current and historical production information with performance-analysis software. Energy engineers use these tools to optimize their well and field production systems by monitoring oil and gas production, modeling well performance, and performing production gradient and flow assurance calculations.

        Cost analysis.    We produce detailed capital and operating cost estimates for planning activities and project optimization. Our customers use these tools to analyze the economic feasibility of competing projects, significantly reduce cycle times in engineering work flows, and ultimately reduce costs.

        Economics.    We evaluate the after-tax economics of projects, fields, licenses, and country and company portfolios based on more than 200 pre-modeled fiscal regimes and our other critical information. Investors, commercial analysts, corporate planners, and engineers use these tools to evaluate a variety of economic factors, such as reservoir and reserve performance, estimated ultimate recovery, and projected cash flows to make rapid and informed acquisition, divestiture, and operations decisions.

  Services

        Our operational, research, and strategic advisory services combine our critical information and decision-support tools with our extensive industry expertise to meet the needs of our customers.

        Operational Services.    We offer our customers access to our expertise in subsurface analysis, engineering, economics, fiscal, and regulatory matters and asset optimization through several services, including the following:

  •
  Regulatory compliance services.  These services assist our customers in designing their procedures to achieve and maintain local legal and regulatory compliance. We support customers in more than 70 jurisdictions around the world using on-site specialists and local partners and our integrated fiscal and regulatory databases.

  •
  Oil and gas asset optimization and management services.  These services provide comprehensive support to exploration and production organizations to improve the efficiency, productivity, and long-term profitability of their operations. We use our global cost and economic databases, specialized decision-support tools, and operations expertise to assist customers with asset management activities. These activities range from efficient lifecycle planning and automated monitoring of marginal fields to detailed operational analysis, assessment, and identification of efficiencies in individuals asset operations.

  •
  New venture assessment services.  These services assist customers in identifying investments that complement their strategic goals. These services include detailed evaluations of production assets, as well as comprehensive transaction support services such as due diligence and negotiation support.

        Research.    Through our research offerings, we provide customers with insight and analysis into challenges facing the energy industry, including economic, geopolitical, financial, technological, regulatory, environmental, and managerial matters. Our research helps customers anticipate trends in the industry in order to make informed strategic, investment, and market decisions. For example, financial institutions use Cambridge Energy Research Associates (CERA) research and analysis to make informed decisions about energy investments and markets. We syndicate our research through our well known and respected CERA brand and offer syndicated research services, focusing on different combinations of segments and regions in the energy industry. Examples of such research offerings include Global LNG: The New Wave; Petroleum Products Markets to 2020; and Global Scenarios for the Future of the World Oil Industry.

        We also develop and organize executive research summits where high-level industry, financial, and governmental decision makers interact with our senior research experts and discuss energy industry trends and market dynamics. These events provide a significant opportunity for our experts and customers to exchange knowledge and ideas. We conduct more than 75 events each year, including our premier event, CERAWEEK. CERAWEEK is an annual executive conference that has been addressing challenges facing international energy markets and companies for 25 years. Attracting more than 1,600 of the energy industry's leading executives and companies annually, it is widely considered to be the most important meeting of its kind.

        Strategic Advisory Services.    We assist customers in assessing their strategic options by providing the critical information and analytical insights required for sound decision making. Our services focus on a range of key issues, such as global oil and gas planning, exploration and production issues, alternative business line assessments, scenario planning and facilitation, market analysis, and corporate facilitation. For example, we recently completed a country-wide gas planning project in China and an oil and gas regulation project in Kuwait. We provide these services primarily through our CERA brand.

        The chairman of CERA is its co-founder, Dr. Daniel Yergin, who is a member of the U.S. Secretary of Energy's Advisory Board and the National Petroleum Council, a member of the Board of Trustees of the Brookings Institution, and a director of the United States Energy Association. Dr. Yergin is also author of the Pulitzer Prize winning book entitled The Prize: The Epic Quest for Oil, Money and Power.

Our Engineering Segment

        Our Engineering segment is one of the leading global providers of critical technical information, decision-support tools, and related services to the information-intensive industries we target. We have developed and deliver comprehensive collections of decision-critical information to major organizations primarily in the defense, aerospace, construction, electronics, automotive, and petrochemicals industries.

        Our Engineering segment includes two broad categories of products, technical standards and parts information, each of which includes offerings of critical technical information, decision-support tools, and services. We work with our customers to identify their critical-information requirements for a wide range of engineering processes including: research and development; design, testing and validation; procurement; manufacturing; maintenance and repair; overhaul; and disposition. We provide the critical information required to support these processes, including technical specifications and standards, regulations, design guidelines, and parts and manufacturer information. We also have expertise in developing decision-support tools that enhance the accessibility and usability of this information. We offer targeted advisory services that are designed to maximize the utilization and integration of our information within our customers' business processes. Through these integrated offerings we have become a critical business partner to our customers, which we believe assists them in maintaining technical compliance, reducing operating costs, and improving productivity.

  Engineering Segment Offerings

  Critical Information

        We provide a comprehensive collection of current and historical technical information that is highly relevant to customers in the industries we serve. We continually augment, organize, and refine this information for breadth, depth, usability, and accuracy in order to deliver it according to industry requirements and customer needs. This information is gathered from various sources, including through our longstanding relationships with government agencies, manufacturers, and standard development organizations (SDOs), all from around the world.

        Our SDO relationships are critical to our business. SDOs generally consist of manufacturer, service provider, and laboratory representatives who establish compliance guidelines, or specifications and standards, for an industry. Nearly all engineering work is governed by a wide array of specifications and standards that are designed to ensure that products and component parts conform to generally accepted design practices, performance criteria, and quality, safety and reliability standards. We enter into licensing agreements with SDOs, including the SDOs that publish the most commonly used specifications and standards, to distribute this information to customers. See "Risk Factors—We depend on content obtained through agreements with third parties, including SDOs, and the failure to maintain these agreements on commercially reasonable terms could prove harmful to our business."

        We supplement this SDO information with complementary content, including government and military specifications and standards; regulations; manufacturer and parts data; and logistics and procurement data. We use a number of methods, including proprietary technologies, to gather, update, organize, and index the information. These processes, along with our research and industry expertise, allow us to create unique packages of content to meet the specific business needs of our customers.

        We offer this information in a timely and user-friendly manner through online and other electronic subscriptions. Depending on the terms of a customer's subscription, the information is available on our servers and can be accessed online, installed on the customer's network for local access, or reproduced on disks for physical distribution. Customers can access the information through software platforms and underlying database structures that allow quick local or online access to our information. Our primary information offerings are described below.

        Specifications and standards data.    We provide engineering organizations worldwide with single-source access to specifications and standards so they can control costs, improve decision speed and effectiveness, and reduce design times. Our largest information offering, Specs & Standards, provides searchable documents and scanned document images containing commonly used and hard to find specifications and standards. Our online database contains over a million documents and images covering national, international, corporate, military, and other specifications and standards that we organize into more than 700 discrete data sets. For example, our military specifications and standards data set contains what we believe is the world's largest collection of unclassified U.S. military specifications and standards, with over 82,000 active and 387,000 historical military documents. We also offer customers access to our Standards Store where they can search for and purchase individual documents from our database.

        Regulations data.    We provide access to critical regulations for our targeted industries, such as aviation, construction, and petrochemicals. For example, our AV-DATA® database contains over a million pages of essential aviation regulations and related documents relating to the airworthiness, regulatory compliance, and safety of aircraft. This internet-based database provides a wide range of information from U.S. and international aviation regulatory agencies. We also track regulations that affect multiple industries, such as occupational health and safety regulations. Our regulations data can be integrated with Specs & Standards to provide customers with a broader range of compliance information.

        Parts data.    We have developed a comprehensive database of parts data from a broad range of industry and government sources. This database includes: descriptive data, which specifies part dimensions, materials, performance criteria, and configuration features; manufacturer data, which identifies suppliers of parts and materials; and logistics data, which includes parts availability, location, pricing, use, and alternate source information.

        Manufacturers' product data.    We collect and maintain a broad set of manufacturers' catalogs. These online documents include manufacturers' product information, such as brand names and model numbers. This data can be cross-referenced against other information offerings.

        Engineering methods data.    We have developed a comprehensive proprietary database of engineering processes, principles, and related equations. The database covers more than 250 specific structural and mechanical topics, including noise and vibration, stress and fatigue, metals and composites, structure, and dynamics.

  Decision-support Tools

        We integrate our technical information into proprietary technology and applications to meet the needs of our customers. These decision-support tools enable our customers to embed our information offerings within their engineering workflows and business processes. These tools vary from easy-to-use "browse and search" applications, which are interfaces that allow customers to browse through all available information and search terms to locate specific information, to more sophisticated logistics and procurement systems. The underlying information could consist of a single database or multiple collections of information, depending on the subscription selected by the customer. In our more advanced decision-support tools, we strive to maintain a simple interface on the user's computer, but we design them to draw upon multiple sources of information and manipulate and organize the information into systems for processing and organizing vast amounts of information. Our sophisticated design, maintenance, and repair tools are designed to improve the efficiency and cost effectiveness of our customers' operations. These tools include:

        Procurement, maintenance, and logistics.    HAYSTACK® is our industry-leading procurement, maintenance, and logistics tool which is primarily used by government agencies and contractors. This proprietary decision-support tool leverages our comprehensive parts databases to facilitate logistics, procurement, maintenance, and obsolescence decisions to assist customers to reduce downtime and costs. For example, the U.S. Department of Defense relies on HAYSTACK® to quickly and efficiently procure new and replacement parts for aircraft and other equipment used in military operations. Aerospace companies use HAYSTACK® throughout their design, production, and maintenance processes to optimize parts utilization, avoid obsolescence, and ultimately minimize logistics costs. Aerospace companies also use this data to ensure that they receive competitive prices for their parts.

        Parts cleansing.    Our proprietary parts cleansing tool is STRUXURE®, which assists customers in "cleansing" their parts inventories by eliminating redundancies, standardizing terminology, and efficiently organizing their information. Clean inventory information enables customers to make better inventory management and facility utilization decisions. This tool uses proprietary parts taxonomy and is particularly useful in facility-intensive manufacturing industries, such as aerospace and aviation, automotive, and electronics.

        Engineering methods.    ESDU® is our proprietary collection of decision-support tools that leverage our engineering methods database. ESDU® helps customers reduce their research and development cycles by integrating proven mathematical formulae, engineering equations, and analyses into their existing applications and processes. For example, aviation companies are able to substantially reduce design times for component parts by using ESDU® to apply fundamental engineering principles, such as aerodynamics, metallurgy, and structural integrity principles.

  Services

        Our services are based upon and utilize our expertise in managing information and developing information-based solutions. We primarily focus on improving the productivity of maintenance, repair, and operations (MRO) and supply-chain processes, primarily in the defense, aerospace, automotive, petrochemical and utilities, and electronics industries. Customers use our services to assist them with a number of critical issues, including:

  •
  resolving information management issues;

  •
  providing long- or short-term support to an information-based activity or project; and

  •
  enhancing capabilities with our expertise and analysis.

        We believe our services help customers achieve additional significant benefits, including faster decision making across the enterprise, increased productivity, and reduced time to market. In many cases, our services customers already rely upon our information offerings to perform critical functions within their organizations. Our primary services offerings include the following:

        Parts Management.    A growing and long-term challenge for many of our customers is managing parts databases and processes for design, part selection, inventory control, and managing and predicting obsolescence. To address these issues, we integrate our extensive parts databases with other relevant data and offer parts services. These services optimize selecting of parts for an engineering task, stocking the appropriate parts to support maintenance and repair, improving lifecycle management, creating the appropriate bill of materials in support of job planning, managing parts for re-use, and predicting obsolescence. Parts projects are typically focused on selection and obsolescence.

  •
  Part Selection.  We assist engineers in selecting parts for new designs, redesign, and form-fit-function requirements. This service integrates our authoritative reference parts content and data resident in our decision-support tools with customer information such as part data, bills of materials, supplier preferences, cost information, inventory, and customer systems. We provide guided navigation to increase efficiency in using information, promote greater speed in locating appropriate parts, encourage reuse of parts, and ensure the appropriate life expectancy of parts.

  •
  Part Obsolescence.  When equipment outlasts its component parts, organizations are faced with increased maintenance costs, expensive product reconfigurations, and lost opportunities caused by pulling the equipment out of service, all leading to an unacceptably high cost of ownership. This offering assists engineers in identifying parts with risk of obsolescence before they impair their ability to deliver products or services. This helps our customers ensure that both new designs and existing products do not contain parts that are at risk of obsolescence. To effectively manage this problem, we use a combination of data, proprietary analytical decision-support tools, and portal technologies to provide insight into this complex and rapidly growing problem.

        On December 1, 2005, we acquired a content-and-data-services business that serves all of the industries targeted by our Engineering segment. The core product of this business is an extensive database that includes technical attributes and alternatives for, and obsolescence and environmental data on, electronic component parts. We intend to incorporate this database into our direct parts management projects and into our existing parts databases, such as HAYSTACK®, to enhance our overall parts-data offerings. This business also provides solutions that complement our parts obsolescence solutions.

        Content-Systems Enhancement.    We build and enhance information systems such as portals and intranets that enable the seamless integration of our information with customer and third-party information. To accomplish this we employ a variety of technologies, mostly web-based interfaces (known as "application-program interfaces" or "APIs") that allow customer systems to directly communicate with and make use of our content. We also provide more complex services that build customized systems for our customers. These services help customers maximize the accuracy, accessibility, and usage of technical content as well as improve the overall efficiency of their operational systems and organizations.

Product Development and Technology

        Our product development efforts and use of technology focus on the collection, management, and delivery of critical information to our customers through our offerings. We manage our comprehensive collection of critical technical information through what we refer to as our "metabase." The critical information itself is stored in a network of information repositories, many of which are linked directly to our metabase. The development, management, and expansion of our metabase and information repositories are central to our product development efforts. We continuously update and enhance our metabase and repositories through proprietary methods and the use of technology encompassing the following steps:

  •
  we gather content from thousands of sources around the world;

  •
  we categorize this content and route it to our technology and industry experts through proprietary workflows and rules-driven technologies;

  •
  our industry experts authenticate the content based on criteria specific to a given industry or data type (e.g., a technical standard or well-log data) and apply their expertise to create additional critical information;

  •
  we translate this critical information into useable formats;

  •
  our proprietary technology and processes evaluate this critical information for relevant data points, tag it for a broad range of attributes, and index it for ease of retrieval;

  •
  if the content is licensed from a third party, it undergoes a proprietary marking process to ensure compliance with applicable license agreements; and

  •
  the new critical information is added to our repositories and all of the tags, indexing, and other content generated by our experts and technology is integrated into our metabase.

        Our metabase and other information management tools allow content to be identified by a variety of search and cross-reference methods. We use proprietary and non-proprietary technologies that index critical information in a variety of ways, such as broad field categories, document type, document title, and industry segment. We employ robust, redundant storage technology to ensure that our critical information is highly available. Our processes allow for updating as soon as new and relevant information becomes available.

        Our product development teams create customer solutions by integrating our critical information with proprietary and widely used decision-support technology. These teams also develop the user interfaces and search capabilities that our customers employ when using our offerings. Our offerings are designed and developed by cross-functional teams that include sales and marketing, product development, and customer-support personnel as well as, in some cases, the customers themselves. Customer feedback is shared with these teams so that decision-support tools can be enhanced to address changing customer requirements.

        Our product development teams have also created proprietary web services and application interfaces that enhance access to our critical information. These services enable our customers to integrate our critical information with other data, business processes, and applications (e.g., computer-aided design, enterprise resource planning, supply chain management, and product data/lifecycle management).

        We use a series of digital-rights-management ("DRM") methods and technologies to preserve our intellectual property rights and the intellectual property rights of third-party licensors. These methods and technologies (for certain of which we have patent applications pending) involve applying and tracking the license rights granted to a given customer, while simultaneously assuring that critical information outside of a customer's licensed rights is not accessible. They also permit customers to download files or produce hard copies that are "watermarked" with license information and security codes designed to discourage unauthorized distribution of the content. See "Risk Factors—We may not be able to protect intellectual property rights."

        Our metabase is driven by industry standard relational database technologies such as Oracle. In addition, we have standardized hardware, decision-support tools, and application platforms from companies including Sun Microsystems, Inc., Microsoft Corporation, Endeca Technologies Inc., and Hewlett-Packard Company. We also have proprietary technology to support our metabase, information repositories, and offerings.

        As a global company, we seek cost-efficient and technologically advanced locations for our data centers, data entry, quality assurance, and development functions. These functions are currently performed at various locations including Colorado, Texas, Switzerland, and Malaysia. In addition, we have entered into agreements with companies in India as independent contractors who engage in data entry, programming, indexing, and testing.

        For financial information regarding our research and development expenditures, you should read our consolidated financial statements included elsewhere in this Form 10-K.

Customers

        We have a diverse customer base that includes many of the largest companies in the industries we serve. Our customers range from governments and large multinational to smaller companies and technical professionals. In 2005, our largest customer generated less than 3% of our total revenue. In addition, in 2005, we had less than 45 customers who generated $1 million or more of revenue.

Government Contracts

        We sell our products to various government agencies and entities. No individual contract is significant to our business. Although our government contracts are subject to terms that would allow renegotiation of profits or termination at the election of the government, we believe that no renegotiation or termination of any given contract or subcontract at the election of the government would have a material adverse effect on our financial results.

Sales and Marketing

        We have approximately 265 employees who comprise our direct sales force. We maintain sales offices in 17 countries and serve customers in more than 100 countries.

        Our sales force is organized in teams focused on particular industry verticals. Each team is comprised of one or more relationship managers and product experts. The relationship managers serve as the primary sales interface with the customer. As part of the annual renewal process, they are responsible for reviewing offerings purchased by existing customers, as well as seeking opportunities to expand the offerings purchased by these customers. To expand customer penetration, the relationship manager utilizes the entire expert resources resident within our organization. For smaller customers, we use a telesales team that is responsible for selling and renewal efforts. We compensate our sales teams primarily based on revenue generation and renewal rates.

        New customer acquisition is largely conducted by our dedicated new-business team. This team systematically identifies potential new-customer opportunities and a sales approach for larger new-business opportunities. Our telesales team also pursues smaller new-customer opportunities. We supplement all of our sales efforts with our web store, which enables customers to purchase offerings online.

        We use an extensive dealer network to reach customers in locations where it is not cost-effective to use our sales teams or maintain a sales office. We have 57 dealers which are independent contractors, each employing from one to five sales persons. Some of the dealers are focused on our offerings, but many of the dealers are in the business of providing similar products that are not in direct competition with us.

        We review, on an annual basis, our go-to-market sales strategy. We do this to optimize the allocation of our sales resources across our customer segments, to capture the most attractive new business opportunities, and to further penetrate our existing customer base.

        Our marketing teams are primarily responsible for ensuring that our offerings are meeting the needs of our customers. These teams conduct ongoing market research to understand changing needs within our targeted industries. They analyze industry-investment patterns and work with our product-development teams to ensure that we are aggregating critical information and creating decision-support tools that are relevant to our customers. These teams also study industries we do not currently target to determine if there are potential users that could benefit from our offerings.

        Our marketing teams are also responsible for analyzing the offerings of our competitors to ensure that we remain competitive. Our marketing teams support our sales teams by creating advertising programs, conducting seminars (including online seminars) and developing campaigns promoting our offerings.

Customer Support

        Our customer support program includes customer service and customer training:

  •
  Customer Service:  We maintain call centers in multiple locations around the world that are available to our customers 24 hours a day, 7 days a week. For larger customers, we assign specific call-center representatives to respond to all in-bound calls from that customer.

  •
  Customer Training:  We offer customer training on how to best use our critical information and decision-support tools. Training can be delivered on-site for our customers or through our IHS University eLearning Solutions. Our training services provide instruction across a customer's organization and track a participant's progress. Many of our training services are purchased as part of an annual subscription for our critical information and decision-support tools. Training services may also be purchased on a one-time basis, often associated with first time purchases of our offerings.

        Our customer-service and customer-training teams work with each other and with the sales teams representing our customers. This enables our customers to work with the same team of IHS employees for all their needs, which we believe results in greater customer satisfaction and stronger customer relationships.

        We are proactive in managing ongoing customer needs by maintaining a key issues database that identifies patterns of customer service and support needs. This database is shared with product managers who, where appropriate, implement product improvements.

        We employ annual customer satisfaction surveys to refine and enhance the quality and responsiveness of our service. We believe that the continuous contact between sales people and our customers through sales visits, consultations, briefings, and conferences also provides valuable feedback that is critical to developing and improving our offerings.

Competition

        We believe the principal competitive factors in our business include the depth, breadth, timeliness, and accuracy of information provided, quality of decision-support tools and services, ease of use, customer support, and price. We believe that we compete favorably on each of these factors. Although we do not believe that we have a direct competitor across all of the offerings we provide, we do face competition in specific industries and with respect to specific offerings.

        In our Energy segment, our U.S. well and production data offerings compete with offerings from P2 Energy Solutions, Inc., and DrillingInfo, Inc., in addition to smaller companies. Certain of our Energy segment's other offerings compete with products from Wood Mackenzie Ltd., Divestco Inc. and Geologic Data Systems, Inc., in addition to other specialized companies. Our Energy segment's advisory services compete with Global Decisions Group LLC and NV KEMA, in addition to other smaller consulting companies.

        Our Engineering segment competes against a fragmented set of companies. In our specifications and standards business, we compete with some of the SDOs, Thomson's Techstreet™, United Business Media plc, and ILI Infodisk, Inc. Our Engineering segment's operational services and parts data offerings compete with Thomas Publishing.

Intellectual Property

        We rely heavily on intellectual property, including the intellectual property we own and license. We regard our trademarks, copyrights, licenses, and other intellectual property as valuable assets and use intellectual property laws, as well as license and confidentiality agreements with our employees, dealers, and others, to protect our rights. In addition, we exercise reasonable measures to protect our intellectual property rights and enforce these rights when we become aware of any potential or actual violation or misuse.

        Intellectual property licensed from third parties, including SDOs, is a vital component of our offerings and, in many cases, cannot be independently replaced or recreated by us or others. We have longstanding relationships with the SDOs, government agencies, and manufacturers from whom we license information. Almost all of the licenses that we rely upon are nonexclusive and expire within one to two years unless renewed.

        We maintain more than 85 registered trademarks which we will need to renew from time to time. In addition, we have applied for patents in the United States relating to digital rights management, remote access printing, and print on demand. See "Risk Factors—We may not be able to protect intellectual property rights."

Employees

        We have more than 2,300 employees, of which approximately 1,200 are located in the United States and approximately 1,100 are located abroad. None of our employees are represented by a collective bargaining agreement and we consider our employee relations to be good.

Available Information

        Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available, without charge, on our website, www.ihs.com, as soon as reasonably practicable after they are filed electronically with the SEC. Copies are also available, without charge, from IHS Investor Relations and Corporate Communications, 15 Inverness Way East, Englewood, CO 80112.

Item 1A. Risk Factors

        You should carefully consider the following risks and all of the other information set forth in this Form 10-K. If any of the events or developments described below actually occurs, our business, financial condition, and results of operations may suffer. In that case, the trading price of our Class A common stock may decline and you could lose all or part of your investment.

Risks Related to Our Business

  We depend on content obtained through agreements with third parties, including SDOs, and the failure to maintain these agreements on commercially reasonable terms could prove harmful to our business.

        A significant amount of the content that we use in our offerings is either purchased or licensed from third parties, including Standards Development Organizations (SDOs). Although we obtain data from over 370 SDOs, approximately 60% of the revenue generated by our Engineering segment is derived from offerings that include data that we license from 25 SDOs. We believe that the content licensed from many of these third parties, particularly the 25 SDOs referred to above, cannot be obtained from alternate sources on favorable terms, if at all. Our license agreements with these third parties are generally nonexclusive and many are terminable on less than one year's notice. In addition, many of these third parties compete with one another and us. As a result, we may not be able to maintain or renew these agreements at cost-effective prices and these third parties might restrict or withdraw their content from us for competitive or other reasons. Over the last few years, some third parties, including some SDOs, have increased the royalty payments we pay them for the use of their information and may continue to do so in the future. When such royalty payments increase, our Engineering segment operating margins may decline, as they have in the past. If we are unable to maintain or renew a significant number of these agreements, particularly those we have with SDOs, or if we renew a significant number of these agreements on terms that are less favorable to us, the quality of our offerings and our business, operating results, and financial condition may be adversely affected.

  If we are unable to consistently renew subscriptions for our offerings, our results could weaken.

        In 2005, we derived more than 75% of our revenues from subscriptions to our offerings. These subscriptions are generally for a term of one year. Our results depend on our ability to achieve and sustain high annual renewal rates on existing subscriptions and to enter into new subscription arrangements on commercially acceptable terms. Our failure to achieve high annual renewal rates on commercially acceptable terms would have a material adverse effect on our business, financial condition, and operating results.

  Our growth strategy may prove unsuccessful.

        Our growth strategy involves enhancing our offerings to meet our customers' needs. Our success in meeting these needs depends in large part upon our ability to deliver consistent, high-quality, and timely offerings covering issues, developments and trends that our customers view as important. In addition, we plan to grow by attracting new customers and expanding into new geographic markets. We also expect to grow by enhancing our services business, which historically has not been a part of our core business. It may take a considerable amount of time and expense to execute our growth strategy and, if we are unable to do so, our operating performance, including our ability to generate additional revenues on a profitable basis, may be adversely affected.

  If we are unable to successfully identify or effectively integrate acquisitions, our financial results may be adversely affected.

        We intend to continue to selectively pursue acquisitions to complement our internal growth. There can be no assurance that we will be able to identify suitable candidates for successful acquisitions at acceptable prices. In addition, our ability to achieve the expected returns and synergies from our past and future acquisitions and alliances depends in part upon our ability to integrate the offerings, technology, administrative functions, and personnel of these businesses into our business in an efficient and effective manner. We cannot assure you that we will be successful in integrating acquired businesses or that our acquired businesses will perform at the levels we anticipate. In addition, our past and future acquisitions may subject us to unanticipated risks or liabilities or disrupt our operations and divert management's attention from our day-to-day operations.

  Our international operations are subject to exchange rate fluctuations and other risks relating to non-U.S. operations.

        In 2005, we generated approximately half of our revenues from sales outside the United States and we expect to increase our international presence over time. Our primary operations outside the United States are in the United Kingdom, Canada, and Switzerland. Our operating profit outside the United States has historically exceeded our domestic operating profit. There are numerous risks inherent in doing business in international markets, including:

  •
  currency fluctuations;

  •
  the cost and uncertainty of obtaining data and creating solutions that are relevant to particular geographic markets;

  •
  the complexity of maintaining effective policies and procedures in locations around the world;

  •
  the risks of divergent business expectations or difficulties in establishing joint ventures with foreign partners;

  •
  differing levels of intellectual property protection in various jurisdictions;

  •
  political instability and civil unrest;

  •
  restrictions or limitations on outsourcing contracts or services abroad;

  •
  restrictions or limitations on the repatriation of funds; and

  •
  potentially adverse tax consequences.

        See "Management's Discussion and Analysis of Financial Condition and Results of Operations." We are expanding our sales and marketing efforts in certain emerging markets, such as China, Russia, and India. Expanding our business into emerging markets may present additional risks beyond those associated with more developed international markets. For example, in China and Russia, we may encounter risks associated with the ongoing transition from state business ownership to privatization. In any emerging market, we may face the risks of working in cash-based economies, dealing with inconsistent government policies, and encountering sudden currency revaluations. In addition, we have entered into agreements with companies in India as independent contractors who engage in data entry, programming, indexing, and testing. By doing so we must prepare for the risks that one or more independent contractors may perform work that deviates from our standards or that we may not be able to adequately monitor and control access to and use of our intellectual property.

  We may not be able to protect intellectual property rights.

        We rely on copyright laws and nondisclosure, license, and confidentiality arrangements to protect our proprietary rights as well as the intellectual property rights of third parties whose content we license. However, it is not possible to prevent all unauthorized uses of these rights. We cannot assure you that the steps we have taken to protect our intellectual property rights, and the rights of those from whom we license intellectual property, are adequate to deter misappropriation or that we will be able to detect unauthorized uses and take timely and effective steps to remedy this unauthorized conduct. In particular, a significant portion of our revenues are derived internationally where protecting intellectual property rights is even more challenging. To prevent or respond to unauthorized uses of our intellectual property, we might be required to engage in costly and time-consuming litigation and we may not ultimately prevail. In addition, our offerings could be less differentiated from those of our competitors, which could adversely affect the fees we are able to charge.

  We rely on a network of independent contractors and dealers whose actions could have an adverse effect on our business.

        We obtain some of our critical information, particularly in our Energy segment, from independent contractors. In addition, we rely on a network of dealers to sell our offerings in locations where we do not maintain a sales office or sales teams. These independent contractors and dealers are not employees of our company. As a result, we are limited in our ability to monitor and direct their activities. The loss of a significant number of these independent contractors or dealers could disrupt our information gathering efforts or our sales, marketing and distribution activities. In addition, if any actions or business practices of these individuals or entities were found to violate our policies or procedures or were otherwise found to be inappropriate, we could be subject to litigation, regulatory sanctions, or reputation damage, any of which could adversely affect our business.

  We are affected by conditions and trends in our targeted industries, which may inhibit our ability to grow or otherwise adversely affect our business.

        We derive substantially all of our revenue from customers primarily in the energy, defense, aerospace, construction, electronics, and automotive industries. As a result, our business, financial condition, and results of operations depend upon conditions and trends affecting these industries generally. For example, many of our energy offerings are priced based on a customer's oil and gas production and a decline in production for any reason could reduce our revenues. Our ability to grow will depend in part upon the growth of these industries as well as our ability to increase sales of our offerings to customers in these industries. Additionally, the trend toward consolidation, particularly among oil and gas companies, could reduce the number of our current and potential customers and could have a material adverse effect on our business. Moreover, the larger organizations resulting from consolidation could have greater bargaining power, which could adversely affect the pricing of our offerings. Factors that adversely affect revenues and cash flows in these industries, including operating results, capital requirements, regulation, and litigation, could reduce the funds available to purchase our offerings. Our failure to maintain our revenues or margins could have a material adverse effect on our business, financial condition, and operating results.

  The loss of key personnel could impair our future success.

        Our future success depends in part on the continued service of our executive officers and other key management, sales, marketing, product development, and operations personnel and on our ability to continue to attract, motivate, and retain additional highly qualified employees. The loss of the services of one or more of our key personnel or our inability to recruit replacements for such personnel or to otherwise attract, motivate, or retain qualified personnel could have an adverse effect on our business, operating results, and financial condition.

  Our investments in technology may not be sufficient and may not result in an increase in our revenue or decreases in our operating costs.

        As the technological landscape continues to evolve, it may become increasingly difficult for us to make timely, cost-effective changes to our offerings in a manner that adequately differentiates them from those of our competitors. We cannot assure you that our investments have been or will be sufficient to maintain or improve our competitive position or that the development of new or improved technologies and products by our competitors will not have a material adverse effect on our businesses.

  We operate in competitive markets, which may adversely affect our market share and financial results.

        Some of our competitors focus on sub-markets within our targeted industries while others have significant financial and information-gathering resources, recognized brands, technological expertise, and market experience. Our competitors are continuously enhancing their products and services, developing new products and services, and investing in technology to better serve the needs of their existing customers and to attract new customers.

        We face competition in specific industries and with respect to specific offerings. For example, our U.S. well and production data offerings compete with offerings from P2 Energy Solutions, Inc., and DrillingInfo, Inc., in addition to smaller companies. Certain of our Energy segment's other offerings compete with products from Wood Mackenzie Ltd., Divestco Inc., and Geologic Data Systems, Inc., in addition to other specialized companies. Our Energy segment's advisory services compete with Global Decisions Group LLC and NV KEMA, in addition to other smaller consulting companies. Our Engineering segment competes against a fragmented set of companies. In our specifications and standards business, we compete with some of the SDOs, Thomson's Techstreet™, United Business Media plc, and ILI Infodisk, Inc.

        We may also face competition from organizations and businesses that have not traditionally competed with us but that could adapt their products and services to meet the demands of our customers. Increased competition may require us to reduce the prices of our offerings or make additional capital investments which would adversely affect our margins. If we are unable or unwilling to do so, we may lose market share in our target markets and our financial results may be adversely affected.

        Most of our license agreements with SDOs are nonexclusive, which allow the SDOs to distribute their standards themselves or license them to other third parties for distribution. In addition, some of the critical information we use in our offerings is publicly available in raw form at little or no cost, and the Internet and other electronic media have simplified the process of locating, gathering and disseminating information. If users choose to obtain the critical information they need from our competitors, SDOs, or public sources, our business, financial condition, and results of operations could be adversely affected.

  We could experience property damage, system failures, or capacity constraints, which could interrupt the delivery of our offerings to customers and ultimately cause us to lose customers.

        Our ability to protect our data centers against damage from fire, power loss, telecommunications failure, or other disasters is critical. Any delays or failures in our systems or errors in the technology that we use to store and deliver our content to customers would harm our business. The growth of our customer base may also strain our systems in the future. In addition, our products could be affected by failures of third-party technology used in our products and we could have no control over remedying these failures. Any failures or problems with our systems or decision-support tools could force us to incur significant costs to remedy the failures or problems, decrease customer demand for our products, tarnish our reputation, and harm our business.

  We may be exposed to litigation related to content we make available to customers, and we may face legal liability or damage to our reputation if our customers are not satisfied with our offerings.

        As a provider of critical information, decision-support tools, and related services and as a user of third-party content, we face potential liability for, among other things, breach of contract, negligence, and copyright and trademark infringement. Our professional reputation is an important factor in attracting and retaining our customers and in building relationships with the third parties that supply much of the critical information we use in our offerings. If customers were to become dissatisfied with the quality of our offerings, our reputation could be damaged and our business could be materially adversely affected. In addition, if the information in our offerings is incorrect for any reason, we could be subject to reputation damage or litigation.

  Our offerings could infringe on the intellectual property rights of others, which may require us to engage in costly litigation and could disrupt our business.

        Third parties may assert infringement or other intellectual property claims against us based on their intellectual property rights. If such claims are successful, we may have to pay substantial damages, possibly including treble damages, for past infringement. We might also be prohibited from selling our offerings or providing certain information without first obtaining a license from the third party, which, if available at all, may require us to pay additional royalties. Even if infringement claims against us are without merit, defending a lawsuit takes significant time, may be expensive, and may divert our management's attention from other business concerns.

  We are controlled by an entity whose interests may differ from your interests; the chairman of our board serves on the board of that entity and one of our directors is one of its executive officers.

        Our Class B common stock is entitled to ten votes per share, and our Class A common stock is entitled to one vote per share. As of November 30, 2005, our principal stockholders, Urpasis Investments Limited and Urvanos Investments Limited (which are Cyprus limited liability companies), own all of our Class B common stock and approximately 50% of our Class A common stock. In the aggregate, this ownership represents approximately 88% of the voting power of our outstanding capital stock (compared to approximately 62% of the overall economic interest). The Class B common stock may be converted into Class A common stock at any time and will automatically be converted into Class A common stock upon the earlier of the occurrence of specified events or four years after our initial public offering.

        Voting and investment decisions with respect to the shares of our company have historically been made by TBG Holdings NV (TBG), a Netherlands-Antilles company that is the indirect sole owner of the selling stockholders. As a result, TBG controls all matters requiring stockholder approval, including amendments to our certificate of incorporation, the election of directors, and significant corporate transactions, such as potential mergers or other sales of our company or our assets. In addition, TBG could also influence our dividend policy. TBG may have interests that conflict with yours and actions may be taken that you do not view as beneficial. Jerre L. Stead, the chairman of our board of directors, is a member of the board of directors of TBG. Michael v. Staudt, an executive vice president of TBG, is a member of our board of directors. In addition, prior to our initial public offering, C. Michael Armstrong, Roger Holtback, and Michael Klein, all members of our board of directors, were members of the board of directors and an advisory committee of TBG.

        TBG is wholly-owned indirectly by The Thyssen-Bornemisza Continuity Trust (Trust), a Bermuda trust, which was created for the benefit of certain members of the Thyssen-Bornemisza family. The trustee of the Trust is Thybo Trustees Limited (Thybo), a Bermuda company. As trustee of the indirect sole stockholder of TBG, Thybo has the power to exercise significant influence over the management and affairs of TBG, including by electing or replacing TBG's board of directors. In addition, in certain circumstances, Thybo may be required to act with respect to TBG at the direction of Tornabuoni Limited (Tornabuoni), a Guernsey company, which is an oversight entity that was established at the time the Trust was created. The board of directors of Tornabuoni may only act by unanimous vote and one of its members is Georg Heinrich Thyssen-Bornemisza (a beneficiary of the Trust). Although Thybo has the power to exert influence over TBG, it has not done so in the past and is not required to do so, except in the case of fraud or as directed by Tornabuoni. In addition, while Tornabuoni has the power to direct Thybo to act with respect to TBG, Tornabuoni has not done so in the past. We have been advised by the current directors of each of Tornabuoni and Thybo that they have no intention at this time to exercise any power they may have to exert such influence with respect to TBG.

        In addition, discussions are ongoing among Thybo and the beneficiaries of the Trust with a view to reorganizing the Trust at some point in the future. It is contemplated that if such a reorganization were to take place, separate trusts for the beneficiaries would be created, with the trust created for the benefit of Georg Heinrich Thyssen-Bornemisza and his immediate family becoming the sole indirect owner of TBG, which in turn would remain the sole indirect owner of Urvanos Investments Limited, which holds shares of our Class A common stock and all of our Class B common stock. The trusts created for the benefit of the other beneficiaries and their immediate families would become owners, directly or indirectly, of the shares of Class A common stock then held by Urpasis Investments Limited.

        Should this reorganization occur, TBG would continue to have the power to exercise significant influence over our management and affairs and over all matters requiring stockholder approval in the same manner as it currently does. In addition, Georg Heinrich Thyssen-Bornemisza (who is the chairman of the board of directors of TBG), along with the trustees of a new trust for his benefit, would have the power to exert significant influence over the management and affairs of TBG, including through electing or replacing members of the TBG board of directors. Georg Heinrich Thyssen-Bornemisza and these trustees may have interests that conflict with yours.

        Under Delaware law, the directors of a corporation owe fiduciary duties to all stockholders of the corporation, not just to the controlling stockholders. In addition, a majority of our board of directors is "independent" of management, as defined by the New York Stock Exchange rules and regulations. However, in light of the significant control that Urvanos Investments Limited, the Class B stockholder, will have over all matters requiring stockholder approval (including the election of directors), no assurances can be provided that these protections will prevent actions that may be viewed as adverse to the Class A stockholders.

  Shares eligible for future sale could depress the price of our shares.

        Sales of substantial amounts of the Class A common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of the shares. As of November 30, 2005, we had 44,078,231 shares of Class A common stock and 13,750,000 shares of Class B common stock outstanding. As of November 30, 2005, our principal stockholders together own an aggregate of 22,047,050 shares of Class A common stock and all of the shares of Class B common stock. Our principal stockholders will be entitled to require us to register such shares under the Securities Act in some cases, subject to the lock-up agreements described below. In addition, investment entities affiliated with General Atlantic own 4,687,500 shares of Class A common stock. The sale by us, our principal stockholders, or General Atlantic of additional shares of Class A common stock in the public market, the perception that such sales might occur, or the conversion of shares of Class B common stock into Class A common stock, could have a material adverse effect on the price of our shares.

        Our principal stockholders have agreed with us not to sell or otherwise dispose of any of their shares of common stock until November 2006. In addition, we, holders of substantially all of our outstanding common stock, the General Atlantic entities, and our directors and executive officers agreed with our offering underwriters, subject to limited exceptions, not to sell or otherwise dispose of any shares of common stock without the prior written consent of Goldman, Sachs & Co. and Citigroup Global Markets Inc. until May 2006 (subject to an extension of up to 34 days). The General Atlantic entities have also agreed with us and our principal stockholders, subject to limited exceptions, not to sell or otherwise dispose of any shares of our common stock purchased in the private placement from the principal stockholders without our prior written consent until November 2007. However, upon the expiration of the lock-up periods, a significant number of shares of our common stock could become freely tradable, which could depress the market price of our shares.

  The price of our Class A common stock may be volatile and may be affected by market conditions beyond our control.

        Our share price is likely to fluctuate in the future because of the volatility of the stock market in general and a variety of factors, many of which are beyond our control, including:

  •
  quarterly variations in actual or anticipated results of our operations;

  •
  changes in financial estimates by securities analysts;

  •
  actions or announcements by us or our competitors;

  •
  regulatory actions;

  •
  litigation;

  •
  loss or gain of a major customer or content provider;

  •
  additions or departures of key personnel; and

  •
  future sales of our Class A common stock.

        Market fluctuations could result in volatility in the price of shares of our Class A common stock, which could cause a decline in the value of your investment. In addition, if our operating results fail to meet the expectations of stock analysts or investors, we may experience an immediate and significant decline in the trading price of our Class A common stock.

  Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable.

        Certain provisions in our governing documents could make a merger, tender offer, or proxy contest involving us difficult, even if such events would be beneficial to the interests of our stockholders. These provisions include our dual class structure, our classified board, our supermajority voting requirements, and our adoption of a rights agreement, commonly known as a "poison pill." In addition, we are subject to certain Delaware anti-takeover provisions. Under Delaware law, a corporation may not engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Accordingly, our board of directors could rely upon these or other provisions in our governing documents and upon Delaware law to prevent or delay an acquisition of us.

Item 1B. Unresolved Staff Comments

        None.

Item 2. Properties

Facilities

        We own two office buildings in Englewood, Colorado, which comprise our headquarters, and other office buildings in London and Tetbury, England, Geneva, Switzerland and Johannesburg, South Africa. We lease space for a total of 36 offices in 21 countries, including offices in Cambridge, Massachusetts; Houston, Texas; Oklahoma City, Oklahoma; Calgary, Alberta; Geneva, Switzerland; Paris, France; New York, New York; Beijing, China; Rio de Janeiro, Brazil; Bangalore, India; and two locations in the United Kingdom. We believe that our properties, taken as a whole, are in good operating condition and are suitable and adequate for our current business operations, and that additional or alternative space will be available on commercially reasonable terms for future use and expansion.

        Our ownership and operation of real property and our operation of our business is subject to various foreign, federal, state, and local environmental protection and health and safety laws and regulations. Some environmental laws hold current and previous owners and operators of businesses and real property liable for contamination on owned or operated property and on properties at which they disposed of hazardous waste, even if they did not know of and were not responsible for the contamination, and for claims for property damage or personal injury associated with the exposure to or the release of hazardous or toxic substances. We have not incurred and do not currently anticipate incurring any material liabilities in connection with such environmental laws.

Item 3. Legal Proceedings

        We are not party to any material litigation and are not aware of any pending or threatened litigation that could have a material adverse effect upon our business, operating results, or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

        Our Class A common stock has been quoted on the New York Stock Exchange under the symbol "IHS" since November 11, 2005. Prior to that, there was no public market for our stock. As of December 30, 2005, there were approximately 62 stockholders of record, and the closing price of our Class A common stock was $20.52 per share as reported by the New York Stock Exchange.

        The following table sets forth for the indicated period the high and low sales prices for our Class A common stock on the New York Stock Exchange:

Fiscal Year 2005 Quarter Ended	High	Low
November 11 - November 30, 2005	$19.50	$16.65

Dividend Policy

        We currently anticipate that we will retain all available funds for use in the operation and expansion of our business, and we do not anticipate paying any dividends in the foreseeable future. In October 2004, we distributed a $6.1 million dividend to a subsidiary of TBG. The dividend consisted of a preferred stock investment in Extruded Metals, Inc. with a fair market value of approximately $4.3 million and $1.8 million in cash.

Unregistered Sales of Equity Securities

        The issuances of the securities described in the transactions below were deemed to be exempt from registration under the Securities Act of 1933 in reliance on Rule 701 promulgated under the Securities Act as transactions pursuant to a compensatory benefit plan or a written contract related to compensation.

        In fiscal year 2003 and fiscal year 2004 we issued approximately 4.2 million options and 2.2 million options, respectively, under the 2002 Non-Qualified Stock Option Plan of IHS Group Inc.

        In fiscal year 2005, we issued the following securities:

  •
  1,286,667 restricted shares of Class A common stock and deferred stock units representing 1,301,801 shares of Class A common stock to certain employees pursuant to the 2004 Offer Under the Non-Qualified Stock Option Plan and the 2002 Non-Qualified Stock Option Plan of IHS Group Inc.;

  •
  636,667, 47,000, and 70,100 restricted shares of Class A common stock to certain senior executives, non-employee directors, and newly hired employees, respectively, pursuant to our Amended and Restated 2004 Long-Term Incentive Plan; and

  •
  203,333 restricted shares of Class A common stock upon the conversion of notes payable.

Item 6. Financial Data

        You should read the following selected consolidated financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes appearing elsewhere in this Form 10-K.

        From 2001 to 2002, we disposed of several non-core businesses. The combined results of these divested businesses impacted our operating income from 2001 through 2002 as set forth in footnote 1 below.

Years Ended November 30,
2001(1)	2002(1)	2003	2004	2005
(In thousands, except per-share amounts)
Statement of Operations Data:
Revenue	$431,644	$338,911	$345,840	$393,969	$476,117
Operating expenses:
Cost of revenue	256,278	165,168	160,723	184,437	(2)	228,172
Selling, general and administrative	123,881	117,837	119,902	136,529	162,860
Depreciation and amortization(3)	30,668	9,352	8,940	9,642	11,419
Restructuring and offering charges	—	—	—	—	13,703
Compensation expense related to equity awards	—	—	—	17,065	(2)	4,721
Gain on sales of assets, net	(4,643)	(2,660)	(245)	(5,532)	(1,331)
Impairment of assets(4)	4,818	8,556	567	1,972	—
Impairment (recovery) of investment(5)	37,841	(1,598)	—	—	—
Net periodic pension and post-retirement benefits(6)	(12,342)	(10,866)	(8,558)	(5,791)	(4,091)
Earnings in unconsolidated subsidiaries	(3,686)	(2,934)	(3,196)	(437)	(129)
Other expense (income), net	1,246	(1,062)	1,105	3,173	(1,059)

Total operating expenses	434,061	281,793	279,238	341,058	414,265

Operating income	(2,417)	57,118	66,602	52,911	61,852
Impairment of investment in affiliate	—	(7,900	)(7)	—	—	—
Gain on sale of investment in affiliate	—	—	—	26,601	(8)	—
Interest income	4,532	1,043	1,359	1,140	3,485
Interest expense	(14,065)	(3,535)	(1,104)	(450)	(768)

Non-operating income (expense), net	(9,533)	(10,392)	255	27,291	2,717

Income (loss) from continuing operations before income taxes, minority interests, and discontinued operations	(11,950)	46,726	66,857	80,202	64,569
Provision for income taxes	4,557	(16,775)	(24,053)	(16,644)	(20,376)

Income (loss) from continuing operations before minority interests and discontinued operations	(7,393)	29,951	42,804	63,558	44,193
Minority interests	(50)	(23)	(46)	(275)	(146)

Income (loss) from continuing operations	(7,443)	29,928	42,758	63,283	44,047
Discontinued operations:(9)
Loss from discontinued operations, net	(401)	—	(195)	(1,969)	(2,250)
Gain on sale of discontinued operations, net	10,356	—	—	—	—

Income (loss) from discontinued operations, net	9,955	—	(195)	(1,969)	(2,250)

Net income	$2,512	$29,928	$42,563	$61,314	$41,797

Income (loss) from continuing operations per share:
Basic (Class A and Class B common stock)	$(0.14)	$0.54	$0.78	$1.15	$0.80

Diluted (Class A and Class B common stock)	$(0.14)	$0.54	$0.78	$1.15	$0.79

Net income per share:(10)
Basic (Class A and Class B common stock)	$0.05	$0.54	$0.77	$1.11	$0.76

Diluted (Class A and Class B common stock)	$0.05	$0.54	$0.77	$1.11	$0.75

Balance Sheet Data (as of period end):
Cash and cash equivalents	$10,452	$11,941	$24,051	$124,452	$132,365
Total assets	600,853	581,291	620,113	752,644	807,156
Total long-term debt and capital leases	—	(11)	44,081	725	607	262
Total stockholders' equity	272,321	304,565	360,765	421,051	477,180

(1)
From 2001 to 2002, we disposed of the following non-core businesses:

•
In 2001, we sold our common stock investment in Extruded Metals, Inc. (Extruded), a brass rod manufacturer, to TBG. We retained our preferred stock investment in Extruded, but did not consolidate Extruded's results in our financial statements after 2001. As a result of the preferred stock investment, Extruded was not recorded as a discontinued operation.

  •
  From 2001 to 2002, we disposed of several other non-core critical information businesses. The disposal of these other non-core critical information businesses did not qualify for discontinued operations treatment under APB 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, because of our continued operations in the Energy and Engineering critical information businesses.

  For the five years ended November 30, 2005, the combined results of Extruded and the other non-core businesses impacted our operating loss as set forth below:

	Years Ended November 30,
	2001	2002	2003	2004	2005
	(in thousands)
Revenue	$105,321	$8,047	$—	$—	$—
Cost of revenue	93,835	5,558	—	—	—
Selling, general and administrative	10,004	5,195	—	—	—
Depreciation and amortization	3,059	126	—	—	—
Other expense (income), net	(472)	(47)	—	—	—

Operating loss	$(1,105)	$(2,785)	$—	$—	$—

(2)
Represents or includes costs related to the modification of our long-term incentive plans to reflect more customary public company compensatory arrangements. In November 2004, we conducted an offer to purchase the outstanding options and shares of capital stock that had been issued pursuant to stock option plans maintained by one of our subsidiaries. The offer included the issuance of deferred stock units and restricted shares of IHS Inc. in exchange for the previously outstanding options and shares. The expense amount for the year ended November 30, 2004 includes (i) a $9.9 million one-time cash charge to purchase options outstanding under these plans and to purchase shares acquired upon exercise of the options and (ii) an $11.9 million non-cash charge relating to the issuance of vested deferred stock units in connection with the offer. Of the $21.8 million total charge, $4.4 million relates to cost of revenue, $17.1 million relates to selling, general and administrative expenses and $0.3 million relates to discontinued operations. See our consolidated financial statements included elsewhere in this Form 10-K.

(3)
In 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Accordingly, we did not amortize goodwill beginning in 2002. Goodwill amortization in 2001 was $18.1 million.

(4)
A $4.8 million impairment charge was recorded in 2001 primarily related to goodwill ($2.2 million) and decision-support tools ($1.0 million). An $8.6 million impairment charge was recorded in 2002 related to the following: buildings held for sale ($4.6 million); miscellaneous balances within our Engineering segment's services business ($1.5 million); decision-support tools within our Energy segment ($0.5 million); and a note receivable related to the divestment of Pyramid Mouldings, Inc. ("Pyramid"), a metal products manufacturer ($2.0 million). The $0.6 million and $2.0 million impairment charges recorded in 2003 and 2004, respectively, related to decision-support tools within our Energy segment.

(5)
Represents our investment in a provider of online procurement services for the electronic components industry. We wrote off our remaining $37.8 million investment in this company in 2001. The investment was subsequently sold in 2002 for approximately $1.6 million, which was recorded as a recovery of investment.

(6)
Represents pension income and expense and post-retirement benefit expense, shown on a net basis. During the years ended November 30, 2001, 2002, 2003, 2004, and 2005, we recognized periodic pension benefit income of $15.1 million, $14.8 million, $12.9 million, $10.5 million, and $6.5 million, respectively, primarily as a result of our overfunded U.S. pension plan. This income was reduced by other post-employment benefits expense of $2.8 million, $3.9 million, $4.3 million, $4.7 million, and $2.4 million for the years ended November 30, 2001, 2002, 2003, 2004, and 2005, respectively, resulting in net periodic pension and post-retirement benefits income, as reflected in our statement of operations, of $12.3 million, $10.9 million, $8.6 million, $5.8 million, and $4.1 million for the same respective periods.

(7)
Reflects the impairment of our preferred stock investment in Extruded.

(8)
Reflects a pretax gain on the sale of our preferred stock investment in TriPoint Global Communications, Inc. (TriPoint), a satellite antenna manufacturer, to a subsidiary of TBG. We retained our preferred stock ownership interest in TriPoint, but did not consolidate TriPoint's results in our financial statements after 2000. As a result of the preferred stock investment, TriPoint was not recorded as a discontinued operation.

(9)
In 2001, Pyramid sold all of its assets. Pyramid's loss is stated net of taxes of $(576) for the year ended 2001. The gain on sale in 2001 is stated net of tax of $5,576. Our discontinued operations are shown net of tax benefits of $0.1 million, $1.2 million, and $1.2 million for the years ended November 30, 2003, 2004, and 2005, respectively.

(10)
In November 2004, we completed a reorganization and recapitalization. See our consolidated financial statements included elsewhere in the Form 10-K.

(11)
At November 30, 2001, substantially all of our outstanding debt, or approximately $115.5 million, was classified as current since it was payable within the succeeding twelve months.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of our financial condition and operating results should be read in conjunction with "Selected Historical Consolidated Financial Data" and our consolidated financial statements and accompanying notes included in this Form 10-K.

        IHS is one of the leading global providers of critical technical information, decision-support tools, and related services to customers in the energy, defense, aerospace, construction, electronics, and automotive industries. We have developed a comprehensive collection of technical information that is highly relevant to the industries we serve. Our decision-support tools enable our customers to quickly and easily search and analyze this information as well as integrate it into their work flows. Our operational, research, and strategic advisory services combine this information and these tools with our extensive industry expertise to meet the needs of our customers. Our customers rely on these offerings to facilitate decision making, support key processes, and improve productivity. We manage our business through our Energy and Engineering operating segments.

        Our Energy segment develops and delivers critical oil and gas industry data on exploration, development, production, and transportation activities to major global energy producers and national and independent oil companies. This segment also provides decision-support tools and operational, research, and strategic advisory services to these customers, as well as to utilities and transportation, petrochemical, coal, and power companies. Our Engineering segment provides solutions incorporating technical specifications and standards, regulations, parts data, design guides, and other information to customers in its targeted industries. This segment serves some of the largest engineering-intensive companies around the world in the defense, aerospace, construction, electronics, and automotive industries.

Executive Summary

  Subscription-based business model

        More than 75% of our revenue for the year ended November 30, 2005 was derived from subscriptions to our offerings. Our subscription-based business model and historically high renewal rates generate recurring revenue and cash flows. We generally recognize revenue from subscriptions (which are usually for one-year periods) ratably over the term of the subscription.

        Less than 10% of our subscription-based revenue for the year ended November 30, 2005 was recognized at the time of sale. In these instances, we have no continuing responsibility to maintain and update the underlying information. Since sales of these non-deferred subscriptions occur most frequently in our fourth and first quarters, we generally recognize a greater percentage of our revenue and income in those quarters.

        Subscriptions are generally paid in full within one to two months after the subscription period commences. As a result, the timing of our cash flows generally precedes our recognition of revenue and income. A greater percentage of our annual subscription sales are made in the fourth quarter due to a large volume of offerings that were first introduced in the fourth calendar quarter in prior years and are renewed on an annual basis. Also, the sales cycle for a number of our non-deferred subscription products, particularly those that are sold to our governmental and academic customers, is intentionally aligned with customers' budgeting and funding cycles, which often results in increased sales in the fourth calendar quarter. As a result, our cash flow from operations tends to be higher in our first fiscal quarter as we receive subscription payments.

  Revenue by offerings

        Our revenue by type of offering for the periods presented is set forth below:

	Years Ended November 30,
	2003	2004	2005
	(In thousands)
Critical information	$273,310	$308,161	$339,815
Decision-support tools	38,292	44,206	56,015
Services	34,238	41,602	80,287

Total revenue	$345,840	$393,969	$476,117

  Acquisitions

        As part of our growth strategy, we intend to continue to augment our offerings by selectively acquiring information services organizations. In particular, we intend to further penetrate selected information-intensive industries in which we already have a significant presence, such as defense, aerospace, construction, and electronics, through internal growth and selective acquisitions.

        On December 1, 2005, we acquired a content-and-data-services business for approximately $33 million that serves all of the industries targeted by our Engineering segment. The core product of this business is an extensive database that includes technical attributes and alternatives for, and obsolescence and environmental data on, electronic component parts. We intend to incorporate this database into our direct parts management projects and into our existing parts databases, such as HAYSTACK®, to enhance our overall parts data offerings. This business also provides solutions that complement our parts obsolescence products. The purchase price was paid from existing cash on hand.

        We also made three acquisitions during 2005 for an aggregate purchase price of approximately $3.5 million.

        During 2004, we made the following acquisitions:

  •
  CERA. We acquired the outstanding capital stock of CERA for a total purchase price of approximately $31 million at the beginning of the fourth quarter of 2004. CERA provides syndicated research and strategic advisory services to energy companies.

  •
  USA Information Systems, Inc. (USA). We acquired the outstanding capital stock of USA for a total purchase price of approximately $20 million in the fourth quarter of 2004. USA provides decision-support tools and, to a lesser extent, critical information to governments and government contractors.

  •
  International Petrodata Limited (IPL). We acquired the assets of IPL for a total purchase price of approximately $16 million in the first quarter of 2004. IPL provides critical geological information to the oil and gas exploration and production markets in Canada.

  •
  Intermat, Inc. We acquired the assets of Intermat for a total purchase price of approximately $5 million in the fourth quarter of 2004. Intermat provides decision-support tools for parts management, parts cleansing and predictive obsolescence projects.

        Our consolidated financial statements include the results of operations and cash flows for these acquisitions beginning on their respective dates of acquisition. See also our consolidated financial statements included elsewhere in this Form 10-K. The combined effect of these acquisitions on our operating income for the year ended November 30, 2004 is set forth below.

(In thousands)
Revenue	$17,165
Cost of revenue	7,884
Selling, general and administrative	5,687
Depreciation and amortization	1,710
Other expense (income), net	220

Operating income	$1,664

        We did not make any significant acquisitions in 2003.

  Segments

        The table below presents the split of revenue by type of offering for each of our two segments:

	Energy		Engineering
	2004	2005	2004	2005
Critical information	65%	56%	90%	88%
Decision-support tools	18	16	5	7
Services	17	28	5	5

Total revenue	100%	100%	100%	100%

        Each of our segments' results from operations is primarily driven by organic growth and acquisitions. Organic growth is driven by several factors, including: the introduction of new offerings, periodic updates of existing offerings, the execution of our sales and marketing plans, world economic and other events, and our ability to further penetrate existing customers, generate new customers and raise prices. For a discussion of the impact of acquisitions during the three years ended November 30, 2005, see "—Acquisitions" above.

  Pricing information

        Many of our sales are customized on an annual basis to meet individual customer needs and are based on a number of factors, including the number of customer locations, the number of simultaneous users and the breadth of the content to be included in the offering. In light of the customized nature of many of these offerings, pricing terms are also customized. In addition, the difficulty in contrasting price changes from period to period is exacerbated by the fact that the offering sets purchased by customers are often not constant between periods. As a result, we are not able to precisely differentiate between pricing and volume impacts on changes in revenue from these products from period to period.

  Global operations

        We serve some of the world's largest corporations across multiple industries, as well as governments and other organizations, in more than 100 countries. We generated revenue of $230.9 million outside the United States during the year ended November 30, 2005, which represented almost half of our total revenue. Our primary operations outside the United States are in the United Kingdom, Canada, and Switzerland. Our operating profit outside the United States has historically exceeded our domestic operating profit. Set forth below for the years ended November 30 is our revenue indicated by country based on the location of our subsidiary generating the revenue (which differs in some cases from the location of the customer):

	2003	2004	2005
	(In thousands)
United States	$180,307	$196,090	$245,187
United Kingdom	68,541	56,404	78,660
Canada	32,798	41,747	47,812
Switzerland	30,757	61,647	64,840
Rest of world	33,437	38,081	39,618

Total revenue	$345,840	$393,969	$476,117

        Our international operations expose us to foreign-currency risk. Fluctuations in foreign-currency rates increased our revenues by approximately $11.7 million, $13.2 million and $2.7 million for the years ended November 30, 2003, 2004, and 2005, respectively, and increased (decreased) our operating income by approximately $(2.7) million, $(1.4) million, and $2.5 million for the same respective periods. See "Qualitative and Quantitative Disclosures About Market Risk—Foreign Currency Risk."

  Restructuring and offering charges

        During the third quarter of 2005, we executed a restructuring initiative affecting our Engineering segment and certain corporate costs. This initiative was undertaken to reduce costs, further integrate the operations of previous acquisitions, streamline our data delivery processes, and realign our marketing efforts to support our core product initiatives. During the course of the restructuring, we reduced our aggregate workforce by over 100 employees and closed two offices, one in the U.S. and one in the U.K.

        A restructuring charge of approximately $8.2 million was incurred during the third quarter of 2005 and was comprised primarily of termination costs. Of this amount, we had disbursed approximately $5.3 million as of November 30, 2005. Approximately $2.1 million of the charge related to the accelerated vesting of restricted shares. We anticipate realizing net annual savings of approximately $6.0 million from the restructuring primarily through reductions in cost of revenue and selling, general and administrative expenses. In addition, net cash flows are expected to improve by approximately $6 million annually as a result of the restructuring. The benefits of the restructuring were realized primarily beginning in the fourth quarter of 2005.

        We also incurred $5.5 million of costs associated with our initial public offering. We were required to expense these costs since we did not issue any shares in connection with our initial public offering; rather, all shares were sold by the selling shareholders, and not by us.

  Discontinued operations

        During the third quarter of 2005, we classified a business in our Energy segment as being held for sale. We continually evaluate opportunities to align our business activities within our core operations. The business held for sale is a manufacturing operation, which is not part of our core operations. We are actively seeking a buyer for this business, and we believe it is probable that it will be sold by the third quarter of 2006. For all of the periods presented in this Form 10-K, the related results of operations are shown as a discontinued operation, net of tax, in our consolidated statement of operations. The related net loss from this discontinued operation was approximately $0.2 million, $2.0 million and $2.3 million for the years ended November 30, 2003, 2004 and 2005, respectively. Discontinuing this business is not expected to have a material impact on our future results of operations or liquidity.

  Other items

        Cost of operating our business.    We incur our cost of revenue primarily to acquire, manage, and deliver our critical information. These costs include royalty payments to third-party information providers, as well as personnel, information technology, and occupancy costs related to these activities. Royalty payments generally vary based on subscription sales in our Engineering segment. Our cost of revenue for our services offerings is primarily comprised of personnel costs. Our selling, general, and administrative expenses primarily include wages and other personnel costs, commissions, corporate occupancy costs, and marketing costs.

        A large portion of our operating expenses are fixed costs, particularly in our Energy segment which does not generally pay royalties for critical information. Within our Engineering segment, a portion of our critical information revenue is driven from the sale of specifications and standards, the content for which is obtained from SDOs. Over the last few years within this segment, certain SDOs have increased the royalty payments we pay for use of their specifications and standards information. As a result, our Engineering operating margins have declined.

        Costs of being a public company.    Beginning in 2004, our selling, general, and administrative costs increased as we prepared to become a public company. We expect to continue to incur additional selling, general, and administrative expenses related to operating as a public company, such as increased legal and accounting expenses, the cost of an investor relations function, costs related to Section 404 of the Sarbanes-Oxley Act, and increased director and officer insurance premiums.

        We have also incurred costs to modify our long-term incentive plans to reflect more customary public company compensatory arrangements. In November 2004, we conducted an offer to purchase the outstanding options and shares of capital stock that had been issued pursuant to stock option plans maintained by one of our subsidiaries. Compensation expense related to equity awards for the year ended November 30, 2004 included: (i) a $9.9 million one-time cash charge to settle options under IHS Group Inc.'s 1998 and 2002 non-qualified stock option plans and to repurchase IHS Group Inc. shares previously issued upon the exercise of the options and (ii) an $11.9 million non-cash charge relating to the vested restricted stock units issued under IHS Inc.'s 2004 Long-term Incentive Plan. We also issued restricted stock for which we will record the cost over its three- to five-year vesting period. In 2005, we granted 839,015 shares of our Class A common stock to our officers and employees in the form of performance shares, performance unit awards, restricted shares or restricted stock awards. Assuming that all of the performance measures are met, we expect compensation expense for the next three years to approximate the following:

	Years Ending November 30,
	2006	2007	2008
	(In thousands)
Restricted share grants prior to our initial public offering (IPO)	$5,195	$4,635	$1,056
IPO-related grants	7,303	4,318	2,183

Total expected compensation expense	$12,498	$8,953	$3,239

        Pension and post-retirement benefits.    Net periodic pension and post-retirement benefits are primarily comprised of pension income and expense and post-retirement benefit expense, shown on a net basis. During the years ended November 30, 2003, 2004, and 2005, we recognized periodic pension benefit income of $12.9 million, $10.5 million, and $6.5 million, respectively, primarily as a result of our overfunded U.S. pension plan. This income was reduced by other post-employment benefits expense of $4.3 million, $4.7 million, and $2.4 million for the years ended November 30, 2003, 2004, and 2005, respectively, resulting in net periodic pension and post-retirement benefits income, as reflected in our statement of operations, of $8.6 million, $5.8 million, and $4.1 million for the same respective periods.

        On November 30, 2004, our U.S. pension plan and our post-retirement benefit plan were spun off. Previously, they were a part of a single-employer plan, which included operating companies that we did not own or consolidate, sponsored by our consolidated subsidiary. As a consequence of the spin-off of our plans, our prepaid pension asset and our accrued post-retirement benefit liability were reduced for the prepaid pension asset and accrued post-retirement benefit liability attributable to the non-IHS Inc. plans and recorded as a $6.0 million net charge to equity during the period ended November 30, 2004. Additionally, our net periodic pension and post-retirement benefit income decreased in 2005 as compared to 2004 as a result of the spin-off. The net amount of income has been declining over the last three years primarily due to the amortization of actuarial losses resulting from lower than expected asset returns from 2000 through 2002. We expect that the net amount of this income will continue to decline for the foreseeable future.

        Stock-based compensation.    Through IHS Group Inc., our wholly-owned subsidiary, we maintained a stock option plan that provided for granting of non-qualified stock options to certain employees for the purchase of shares of common stock of IHS Group Inc. In connection with this stock option plan, we formed a valuation committee of our board of directors to determine the fair value of the underlying common stock in the absence of a public trading market. As a means of establishing the March 2004 fair value per share, the committee reviewed a discounted net cash flow analysis and a comparable company valuation analysis, both of which were prepared for the committee by management. The comparable company analysis employed six peer companies and six industry multiples (e.g., price to earnings ratio and equity value-to-last 12 months EBITDA ratios), and yielded an average fully diluted per share price of $9.65 per share and a median fully diluted per share value of $8.75 per share. The comparable companies were selected based on an assessment of the overall business model, size and inherent growth rates of such companies. Based on the comparable company analysis, the committee determined the fair value of the IHS Group Inc. shares to be in the range of $8.75 to $9.25 per share on a fully diluted basis, which is consistent with the discounted cash flow analysis referenced above. In order to select a specific per share amount from this range, the committee opted to set the fair market value of the IHS Group Inc. common stock at the mid-point of the range, or $9.00 per share.

        In establishing the fair value of IHS Group Inc. common stock in connection with the November 22, 2004 offer to exchange options and stock for restricted stock and/or deferred stock units, the committee again used the discounted net cash flow analysis. This estimate was again supplemented with a comparable company valuation analysis, which was prepared on a consistent basis and resulted in an average share price of $9.80 and a median share price of $9.25 per share. This analysis incorporated the same six comparable companies and same six valuation multiples as were employed in the March 2004 analysis. In light of these analyses, the committee determined that the enterprise value of IHS Group Inc. had not changed since the March 2004 valuation. However, in determining the fully diluted per share value, the committee concluded that it would be appropriate to consider the increased level of cash on the balance sheet as a proper increase to the per share equity value of IHS Group Inc. This resulted in a fair value of $9.42 per share. Management chose not to obtain an independent appraisal because it believed that it would be redundant and because there was only a narrow variation between the results obtained from the two analyses.

        In connection with the November 2004 offer to exchange options and shares, option holders and shareholders also received an allocation of restricted shares or deferred stock units of IHS Inc. In order to determine the value of these securities, the valuation committee reviewed a comparison of valuation multiples within comparable public companies (the "guideline public company approach") and an analysis based on the discounted cash flow method to estimate the value of IHS Inc. common stock underlying the restricted shares and deferred stock units. The committee determined that both methods provide a reasonable estimate of the value of the IHS Inc. common stock and that the value of IHS Inc.'s restricted shares and deferred stock units was $9.12 per share/unit in November 2004.

        The primary reason for the difference between the $9.12 per share fair value for the November 2004 grant of restricted shares and deferred stock units and $16.00, the price per share in our initial public offering, relates to an improvement in our financial results as we have increased the level of our trailing twelve months revenue and adjusted EBITDA over the past nine months by approximately 19% and 10%, respectively. Moreover, we have experienced an increase in the organic growth rate of our revenue line from approximately 5% in 2004 to approximately 9% in the first nine months of 2005. In addition, adjusted EBITDA growth was approximately 7% for 2004 versus 2003, while adjusted EBITDA increased approximately 17% in the first nine months of 2005 versus the first nine months of 2004. Finally, the accretion of fair value also relates to the declining uncertainty surrounding the likelihood of us successfully completing an initial public offering.

        During the first four months of 2005, we issued 262,333 restricted shares, which we valued at $12.00 per share based on a fair value used in connection with a note conversion transaction with a third party. In June 2005 and July 2005, we issued 4,100 and 7,000 restricted shares, respectively. We valued these shares at $13.18 per share, which represents a liquidity discount from the price at which we believe our shares would have traded in May 2005. See the notes to our consolidated financial statements included elsewhere in this Form 10-K.

        We accrued $21.8 million as of November 30, 2004 in connection with the offer to exchange options and shares, which was comprised of $4.4 million relating to cost of revenue and $17.4 million relating to selling, general and administrative expenses. See the notes to the consolidated financial statements included elsewhere in this Form 10-K.

        Provision for income taxes.    Our effective tax rate was 36.0%, 20.8% and 31.6% in the years ended November 30, 2003, 2004, and 2005, respectively. The effective tax rate in 2005 included the benefit of the favorable outcome of tax audits during the period, as well as the impact of non-deductible items. The lower effective tax rate in 2004 was principally due to two items: the recognition in the fourth quarter of the tax benefit of a dividends-received deduction on dividends from a preferred stock investment, and the tax benefit from a release of substantially all of the valuation allowance on foreign tax credits as a result of the extension of the credit carryforward period included in the American Jobs Creation Act of 2004. We expect our 2006 effective tax rate to be slightly higher than the 2005 rate. See Note 15 to our consolidated financial statements included elsewhere in this Form 10-K.

Critical Accounting Policies and Estimates

        Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or GAAP. To apply GAAP, we must make significant estimates that affect our reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. In many instances, we could reasonably have used different accounting estimates. In addition, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which are discussed further below.

  Revenue Recognition

        The majority of our offerings are provided under agreements containing standard terms and conditions. In our non-standard agreements, we make judgments to determine how to appropriately account for them. These judgments generally involve assessments regarding matters such as:

  •
  whether sufficient legally binding terms and conditions exist, and

  •
  whether customer acceptance has been achieved.

        We evaluate the binding nature of the terms and conditions of our agreements, as well as whether customer acceptance has been achieved, based on management's judgments, and as appropriate, advice from legal counsel.

        Historically, our judgments have been accurate because we have not experienced significant disputes with our customers regarding the timing and acceptance of delivered products and services. However, our actual experience in future periods with respect to binding terms and conditions and customer acceptance may differ from our historical experience.

  Identifiable Intangible Assets and Goodwill

        We account for our business acquisitions using the purchase method of accounting. We allocate the total cost of an acquisition to the underlying net assets based on their respective estimated fair values. As part of this allocation process, we identify and attribute values and estimated lives to the intangible assets acquired. These determinations involve significant estimates and assumptions, including those with respect to future cash flows, discount rates, and asset lives and therefore require considerable judgment. These determinations will affect the amount of amortization expense recognized in future periods.

        We review the carrying values of identifiable intangible assets with indefinite lives and goodwill at least annually to assess impairment because these assets are not amortized. Additionally, we review the carrying value of any intangible asset or goodwill whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Examples of such events or changes in circumstances include significant negative industry or economic trends, significant changes in the manner of our use of the acquired assets or our strategy, a significant decrease in the market value of the asset, and a significant change in legal factors or in the business climate that could affect the value of the asset. We assess impairment by comparing the fair value of an identifiable intangible asset or goodwill with its carrying value. The determination of fair value involves significant management judgment. Impairments are expensed when incurred. Specifically, we test for impairment as follows:

  Identifiable intangible assets

        We compare the expected undiscounted future operating cash flows associated with finite-lived assets to their respective carrying values to determine if the asset is fully recoverable. If the expected future operating cash flows are not sufficient to recover the carrying value, we estimate the fair value of the asset. Impairment is recognized when the carrying amount of the asset is not recoverable and when the carrying value exceeds fair value.

  Goodwill

        We test goodwill for impairment on a "reporting unit" level. A reporting unit is a group of businesses (i) for which discrete financial information is available and (ii) that have similar economic characteristics. We test goodwill for impairment using the following two-step approach:

  •
  We first determine the fair value of each reporting unit. If the fair value of a reporting unit is less than its carrying value, this is an indicator that the goodwill assigned to that reporting unit might be impaired, which requires performance of the second step.

  •
  In the second step, we allocate the fair value of the reporting unit to the assets and liabilities of the reporting unit as if it had just been acquired in a business combination and as if the purchase price was equivalent to the fair value of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is referred to as the implied fair value of goodwill. We then compare that implied fair value of the reporting unit's goodwill to the carrying value of that goodwill. If the implied fair value is less than the carrying value we recognize an impairment loss for the excess.

        We determine the fair value of our reporting units based on a combination of various techniques, including the present value of future cash flows and comparisons of the earnings multiples of peer companies.

        Since the valuation of identifiable intangible assets and goodwill requires significant estimates and judgment about future performance and fair values, our future results could be affected if our current estimates of future performance and fair values change.

        We tested goodwill for impairment during the fourth quarter of 2005 based on the goodwill balance as of the end of the third quarter of 2005. We concluded that no impairment existed at that time. Management chose to obtain an independent appraisal in support of its view of the recoverability of goodwill for our Engineering Services reporting unit. We will continue to monitor for impairment indicators accordingly.

  Income Taxes

        We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Significant judgment is required in determining our provision for income taxes, current tax assets and liabilities, deferred tax assets and liabilities, and our future taxable income for purposes of assessing our ability to realize future benefit from our deferred tax assets. A valuation allowance is established to reduce our deferred tax assets to the amount that is considered more likely than not to be realized through the generation of future taxable income and other tax planning opportunities. To the extent that a determination is made to establish or adjust a valuation allowance, the expense or benefit is recorded in the period in which the determination is made.

        Our accounting for income taxes requires us to exercise judgment for known issues under discussion with tax authorities and transactions yet to be settled. As a result, we maintain a tax liability for contingencies and regularly assess the adequacy of this tax liability. We record liabilities for known tax contingencies in the period when it is probable that a liability has been incurred, and adjust our tax contingencies in the period in which it is probable that the actual results will differ from our estimates.

        If actual results differ from estimates we have used, or if we adjust these estimates in future periods, our operating results and financial position could be materially affected.

  Pension and Postretirement Benefits

        We have defined benefit plans that cover the majority of our employees in the U.S. and the U.K. We also have postretirement welfare plans in the U.S. that provide medical benefits for retirees and eligible dependents and life insurance for certain retirees. The accounting for these plans is subject to the guidance provided in SFAS No. 87, Employers' Accounting for Pensions, and SFAS No. 106, Employers' Accounting for Postretirement Benefits Other than Pensions. Both of these statements require that management make certain assumptions relating to the long-term rate of return on plan assets, discount rates used to measure future obligations and expenses, salary increases, inflation, health care cost trend rates and other assumptions. We believe that the accounting estimates related to our pension and postretirement plans are critical accounting estimates because they are highly susceptible to change from period to period based on market conditions.

        We performed an analysis of high-yield bonds at the end of 2005 and compared the results to appropriate indices and industry trends to support the discount rates used in determining our pension liabilities in the United States and in the United Kingdom for the year ended November 30, 2005. Discount rates and expected rates of return on plan assets are selected at the end of a given fiscal year and impact expense in the subsequent year. A fifty-basis-point change in certain assumptions would have had the following effects on 2005 pension results:

	Impact to Pension Results—US Plan
Change in Assumption	Increase/(Decrease) on 2005 Pre-Tax Expense	Increase/(Decrease) on December 31, 2005 PBO
	(In thousands)
50-basis-point decrease in discount rate	$193	$13,243
50-basis-point-increase in discount rate	$(101)	$(11,930)
50-basis-point decrease in expected return on assets	$1,255	—
50-basis-point increase in expected return on assets	$(1,255)	—
	Impact to Pension Results—UK Plan
Change in Assumption	Increase/(Decrease) on 2005 Pre-Tax Expense	Increase/(Decrease) on December 31, 2005 PBO
	(In thousands)
50-basis-point decrease in discount rate	£212	£1,767
50-basis-point-increase in discount rate	£(198)	£(1,581)
50-basis-point decrease in expected return on assets	£53	—
50-basis-point increase in expected return on assets	£(53)	—

        Assumed health-care-cost-trend rates have a significant effect on the amounts reported for the retiree health-care plan. A one-percentage-point change in assumed health-care-cost-trend rates would have had the following effects:

	One percentage- point increase	One percentage- point decrease
	(In thousands)
Effect on total of service and interest cost for the year ended November 30, 2005	$454	$(357)
Effect on post-retirement benefit obligation as of November 30, 2005	4,604	(3,698)

        On a consolidated basis, we had $51.5 million of unrecognized pension and post-retirement benefit losses as of November 30, 2005. Actuarial losses are primarily comprised of cumulative investment returns that are lower than actuarially assumed investment returns and losses due to increased pension and post-retirement benefit liabilities resulting from falling interest rates. Pension income and post-retirement benefit expense includes amortization of these actuarial losses after they exceed specified thresholds. As a result of expected losses in excess of the thresholds for the foreseeable future, we anticipate net periodic pension and post-retirement benefit income will continue to decrease.

Results of Operations

        Set forth below are our results of operations expressed as a percentage of revenue.

	Years Ended November 30,
	2003	2004	2005
Revenue:
Products	90%	89%	83%
Services	10	11	17

Total revenue	100	100	100
Operating expenses:
Cost of revenue:
Products	38	38	37
Services	8	8	11
Compensation expense related to equity awards	—	1	—

Total cost of revenue	46	47	48
Selling, general and administrative	35	35	34
Depreciation and amortization	3	2	2
Restructuring and offering charges	—	—	3
Compensation expense related to equity awards	—	4	1
Gain on sales of assets, net	—	(1)	—
Net periodic pension and post-retirement benefits	(2)	(1)	(1)
Earnings in unconsolidated subsidiaries	(1)	—	—
Other expense (income), net	—	1	—

Total operating expenses	81	87	87

Operating income	19	13	13
Gain on sale of investment in affiliate	—	7	—
Interest income	—	—	1
Interest expense	—	—	—

Non operating income (expense), net	—	7	1

Income from continuing operations before income taxes and minority interests	19	20	14
Provision for income taxes	(7)	(4)	(5)

Income from continuing operations before minority interests	12	16	9
Minority interests	—	—	—

Income from continuing operations	12	16	9

Discontinued operations:
Loss from discontinued operations, net	—	—	—

Net income	12%	16%	9%

        Set forth below is our revenue and operating income for our Energy and Engineering segments for the years ended November 30, 2003, 2004 and 2005. Certain corporate transactions are not allocated to our operating segments. Unallocated amounts include corporate-level restructuring and offering charges, compensation expense related to equity awards, net periodic pension and post-retirement benefits income, corporate-level impairments, and gains on sales of corporate assets.

	Years Ended November 30,
	2003	2004	2005
	(In thousands)
Energy revenue	$156,151	$185,792	$242,312
Engineering revenue	189,689	208,177	233,805

Consolidated revenue	$345,840	$393,969	$476,117

Energy operating income(1)	$29,854	$35,225	$53,003
Engineering operating income(2)	28,190	32,984	17,993

Total segment operating income	58,044	68,209	70,996
Adjustments(3)	8,558	(15,298)	(9,144)

Consolidated operating income	$66,602	$52,911	$61,852

(1)
Includes asset impairments of $0.6 million and $2.0 million for the years ended November 30, 2003 and 2004, respectively. There was no asset impairments during the year ended November 30, 2005.

(2)
Includes gains on sales of assets, net, of $0.2 million, and $5.1 million for the years ended November 30, 2003 and 2004. There were no material gains on sales of assets in 2005. Additionally, 2005 includes a $4.4 million restructuring charge.

(3)
Includes the following items:

	Years Ended November 30,
	2003	2004	2005
	(In thousands)
Net periodic pension and post-retirement benefits	$8,558	$5,791	$4,091
Restructuring and offering charges	—	—	(9,297)
Compensation expense related to equity awards	—	(21,502)	(5,272)
Gain on sales of corporate assets, net	—	413	1,334

	$8,558	$(15,298)	$(9,144)

Year Ended November 30, 2005 Compared to the Year Ended November 30, 2004

        Revenue.    Revenue was $476.1 million for the year ended November 30, 2005 compared to $394.0 million for the year ended November 30, 2004, an increase of $82.1 million or 21%. Revenue increased primarily due to 2004 acquisitions, which contributed approximately $40.6 million; organic growth, which contributed $30.8 million; and foreign-currency movements, which contributed $2.7 million. The remainder of the change is primarily attributable to the first-quarter 2004 dissolution of a joint venture within our Engineering segment.

        Revenue for our Energy segment was $242.3 million for the year ended November 30, 2005 compared to $185.8 million for the year ended November 30, 2004, an increase of $56.5 million or 30%. The increase was principally due to 2004 acquisitions, which contributed $31.3 million; organic growth, which contributed $24.0 million; and foreign-currency movements, which contributed $1.2 million. The acquisition growth resulted primarily from CERA. Organic growth in 2005 was driven by an expanding subscription base, growth within our service and decision-support-tools offerings, the introduction of new products and functionalities, and favorable energy-industry conditions.

        Revenue for our Engineering segment was $233.8 million for the year ended November 30, 2005 compared to $208.2 million for the year ended November 30, 2004, an increase of $25.6 million or 12%. Acquisitions contributed $9.3 million, organic growth increased revenue $6.8 million and foreign-currency movements contributed $1.4 million. The remainder of the change is attributable to the first-quarter 2004 dissolution of a joint venture. Organic growth resulted primarily from an expanding subscription base and by double-digit growth in our parts management product line.

        Cost of Revenue.    Cost of revenue was $228.2 million for the year ended November 30, 2005 compared to $184.4 million for the year ended November 30, 2004, an increase of $43.8 million or 24%. As a percentage of revenue, cost of revenue increased from 46.8% to 47.9%. Margins within our Energy segment remained relatively flat. Slight margin improvements in our Energy-critical information and decision-support-tools products were more than offset by higher sales volumes of our lower-margin Energy services due to the inclusion of a full-year's worth of CERA results. Engineering margins decreased primarily as a result of continued increases in effective royalty rates related to sales of critical information, our primary source of Engineering revenue. The first-quarter 2004 dissolution of a joint venture within our Engineering segment also adversely impacted our Engineering margin.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $162.9 million for the year ended November 30, 2005 compared to $136.5 million for the year ended November 30, 2004, an increase of $26.4 million or 19%. Acquisitions contributed $15.8 million of the increase. The remainder of the increase was primarily due to increased sales-and-marketing and back-office costs to support increased sales, and, at the corporate level, increased costs related to the implementation of public-company infrastructure, processes and systems in preparation for our initial public offering. As a percentage of revenue, selling, general and administrative expenses were 34.2% for the year ended November 30, 2005, down from 34.7% for the year ended November 30, 2004.

        Depreciation and Amortization Expenses.    Depreciation and amortization expenses were $11.4 million for the year ended November 30, 2005, compared to $9.6 million for the year ended November 30, 2004, an increase of $1.8 million, or 19%. The increase was primarily due to acquisitions.

        Restructuring and Offering Charges.    Restructuring and offering charges were $13.7 million for the year ended November 30, 2005. The restructuring costs of $8.2 million were comprised primarily of termination costs. The offering costs of $5.5 million related to costs associated with our initial public offering. We had no similar expenses for the year ended November 30, 2004. During the third quarter of 2005, we executed a restructuring initiative affecting our Engineering segment and certain unallocated corporate costs. This initiative was undertaken to reduce costs, further the integration of operations from previous acquisitions, streamline our data-delivery processes, and realign our marketing efforts to support core-product initiatives. In the restructuring, we reduced our aggregate workforce by over 100 employees and closed two offices, one in the U.S. and one in the U.K. See "—Executive Summary—Restructuring and offering charges."

        Compensation Expense Related to Equity Awards.    Compensation expense related to equity awards was $5.3 million for the year ended November 30, 2005, compared to $21.8 million for the year ended November 30, 2004, a decrease of $16.5 million. In November 2004, we conducted an offer to purchase the outstanding options and shares of capital stock that had been issued pursuant to stock option plans maintained by one of our subsidiaries. The offer included the issuance of deferred stock units and restricted shares of IHS Inc. in exchange for the previously outstanding options and shares. The expense amount for the year ended November 30, 2004 includes (i) a $9.9 million one-time cash charge to purchase options outstanding under these plans and to purchase shares acquired upon exercise of the options and (ii) an $11.9 million non-cash charge relating to the issuance of vested deferred stock units in connection with the offer. Of the $21.8 million total charge, $4.4 million relates to cost of revenue, $17.1 million relates to selling, general and administrative expenses and $0.3 million relates to discontinued operations. No similar offer was made in 2005.

        Net Gain on Sales of Assets.    Net gain on sales of assets were $1.3 million for the year ended November 30, 2005 compared to $5.5 million for the year ended November 30, 2004, a decrease of $4.2 million. Results for the year ended November 30, 2004 included a $4.4 million gain from the first-quarter 2004 dissolution of a joint venture.

        Net Periodic Pension and Post-retirement Benefits.    Net periodic pension and postretirement benefits income was $4.1 million for the year ended November 30, 2005 compared to $5.8 million for the year ended November 30, 2004, a decrease of $1.7 million or 29%. The decrease was primarily due to the November 30, 2004 spin-off of IHS's U.S. retirement plan as well as increased actuarial losses resulting from lower-than-expected asset returns in previous years.

        Earnings in Unconsolidated Subsidiaries.    Earnings from unconsolidated subsidiaries were $0.1 million during the year ended November 30, 2005, compared to $0.4 million for the year ended November 30, 2004.

        Net Other Expense (Income).    Net other expense (income) was $(1.1) million for the year ended November 30, 2005, compared to $3.2 million for the year ended November 30, 2004. The change was primarily attributable to foreign-currency movements.

        Operating Income.    Operating income was $61.9 million for the year ended November 30, 2005, compared to $52.9 million for the year ended November 30, 2004, an increase of $9.0 million, or 17%. As a percentage of revenue, operating income was 13% for both of the years ended November 30, 2005 and 2004.

        Operating income for our Energy segment was $53.0 million for the year ended November 30, 2005, compared to $35.2 million for the year ended November 30, 2004, an increase of $17.8 million, or 51%. The increase was primarily attributable to increased revenue based on a semi-fixed cost structure, which was partially offset by operating expense increases caused by acquisitions, efforts to comply with the requirements of the Sarbanes-Oxley Act, back-office system implementation costs, and increased corporate-cost allocations resulting from the planned public-company infrastructure costs.

        Operating income for our Engineering segment was $18.0 million for the year ended November 30, 2005 compared to $33.0 million for the year ended November 30, 2004, a decrease of $15.0 million, or 46%. Operating income decreased primarily due to the $4.4 million restructuring charge in 2005; increasing royalty rates, which reduced margins; increased selling, general and administrative expenses, resulting from additional spending on sales-and-marketing resources and programs; and increased corporate-cost allocations resulting from the planned public-company infrastructure costs. Additionally, the results for the year ended November 30, 2004 included a non-recurring gain of approximately $4.4 million on the dissolution of a joint venture.

        Interest Income.    Interest income was $3.5 million for the year ended November 30, 2005 compared to $1.1 million for the year ended November 30, 2004, an increase of $2.4 million. Interest income increased primarily as a result of increased cash, primarily a function of the proceeds received from our fourth-quarter 2004 sale of a non-core asset for $94.2 million, as well as increased interest rates. Also, during the third quarter of 2005, we implemented our cash investment policy and purchased short-term marketable securities.

        Interest Expense.    Interest expense was $0.8 million for the year ended November 30, 2005 compared to $0.5 million for the year ended November 30, 2004, an increase of $0.3 million. In the first-quarter of 2005, we wrote off certain deferred financing costs associated with our previous credit facility as we entered into a new credit facility in January 2005.

        Provision for Income Taxes.    Our effective tax rate for the year ended November 30, 2005 was 31.6%, compared to 20.8% for the year ended November 30, 2004. The effective tax rate for the 2005 period reflects the benefit of the favorable outcome of tax audits during the period, changes to certain estimates and the impact of non deductible items. The effective tax rate for 2004 was lower than 2005 principally due to two non-recurring items recognized in the fourth quarter of 2004. First, benefits were recognized from a dividends-received deduction on dividends from a preferred stock investment. Second, benefit was recognized from the release of substantially all of the valuation allowance on foreign tax credits primarily due to the extension of the credit carryforward period included in the American Jobs Creation Act of 2004.

        Loss from Discontinued Operations, Net.    Loss from discontinued operations, net was $2.2 million for the year ended November 30, 2005 compared to $2.0 million for the year ended November 30, 2004, an increase of $0.2 million.

Year Ended November 30, 2004 Compared to the Year Ended November 30, 2003

        Revenue.    Revenue was $394.0 million for the year ended November 30, 2004 compared to $345.8 million for the year ended November 30, 2003, representing an increase of $48.2 million or 14%. The increase was primarily attributable to internal growth, which contributed approximately $17.8 million; 2004 acquisitions, which increased revenue by $16.6 million; and favorable foreign-currency movements, which increased revenue by $13.2 million. Internal growth was primarily driven by increased sales of critical information and decision-support tools in our Energy and Engineering operating segments, as well as modest price increases.

        Revenue for our Energy segment was $185.8 million for the year ended November 30, 2004 compared to $156.2 million for the year ended November 30, 2003, representing an increase of $29.6 million or 19%. The 2004 revenue increase within our Energy segment included increases in revenue of $14.3 million, $3.6 million, and $11.7 million from our critical information, decision-support tools, and services, respectively. The revenue increases in critical information and decision-support tools stemmed from organic growth, foreign exchange movements and acquisitions. The increase in services revenue primarily resulted from the acquisition of CERA.

        Revenue for our Engineering segment was $208.2 million for the year ended November 30, 2004 compared to $189.7 million for the year ended November 30, 2003, representing an increase of $18.5 million or 10%. The 2004 revenue increase within our Engineering segment included increases in revenue of $19.0 million and $2.3 million from our critical information and decision-support tools offerings, respectively, which was partially offset by a $2.8 million reduction in services revenue. The increase in revenue from the sale of critical information was split nearly evenly between organic growth and favorable foreign-currency movements. The organic growth was primarily attributable to recent updates to existing products and improved performance of our largest information offering, Specs and Standards. The reduction in services revenue mainly reflects management's decision to exit certain less profitable non-core service offerings.

        Cost of Revenue.    Cost of revenue was $184.4 million for the year ended November 30, 2004 compared to $160.7 million for the year ended November 30, 2003, representing an increase of $23.7 million or 15%. As a percentage of revenue, cost of revenue remained relatively constant at 46.5% in 2003 compared to 46.8% in 2004. Our ability to leverage the fixed cost component of our cost structure was offset by the foreign exchange effects on some of our expenses, lower margins in companies we acquired in 2004, and a continued increase in the effective rate of royalty expense.

        Selling, General and Administrative Expenses.    Selling, general, and administrative expenses were $136.5 million for the year ended November 30, 2004 compared to $119.9 million for the year ended November 30, 2003, representing an increase of $16.6 million or 14%. The increase was due in part to an increase in corporate costs of $6.5 million primarily associated with our proposed initial public offering, including costs related to Section 404 of the Sarbanes-Oxley Act and the assembly of our current management team. It also reflected an increase in expenses of $5.8 million from our 2004 acquisitions, as well as foreign-currency movements of $4.4 million. Despite these increased costs, selling, general, and administrative expenses remained constant as a percentage of revenue as a result of our ability to leverage these costs as we increased revenue and also because the selling, general, and administrative expenses of the companies we acquired in 2004 were less as a percentage of revenue than ours.

        Depreciation and Amortization Expenses.    Depreciation and amortization expenses were $9.6 million for the year ended November 30, 2004 compared to $8.9 million for the year ended November 30, 2003, representing an increase of $0.7 million or 8%. The increase was primarily attributable to assets acquired as part of our 2004 acquisitions, partially offset by a reduced depreciable asset base which resulted in part from asset impairments.

        Compensation Expense Related to Equity Awards.    Compensation expense related to equity awards was $21.8 million for the year ended November 30, 2004, reflecting the costs of our offer to purchase outstanding options and shares of capital stock issued pursuant to stock option plans maintained by one of our subsidiaries. We had no compensation expense related to equity awards for the year ended November 30, 2003.

        Net Gain on Sales of Assets.    Net gain on sales of assets was $5.5 million for the year ended November 30, 2004 compared to $0.2 million for the year ended November 30, 2003, representing an increase of $5.3 million. The gain in 2004 resulted from the sale of corporate assets, the dissolution of a joint venture, and the settlement of a revenue-based earn-out arrangement relating to a non-core business we sold in 2002. The gain in 2003 resulted from the revenue-based earn-out which was settled in 2004. This revenue-based earn-out, which was the consideration we received for the sale of this non-core business in 2002, was to be paid quarterly for four years. Since the earn-out was contingent upon the future profitability of the business, we recognized a gain on the sale when we received the earn-out proceeds.

        Impairment of Assets.    Impairment of assets was $2.0 million for the year ended November 30, 2004 compared to $0.6 million for the year ended November 30, 2003, representing an increase of $1.4 million. In 2004, we wrote off the value of a decision-support tool that was being developed by our Energy segment. During 2003, we wrote down this decision-support tool.

        Net Periodic Pension and Post-retirement Benefits.    Net periodic pension and post-retirement benefits income was $5.8 million for the year ended November 30, 2004 compared to $8.6 million for the year ended November 30, 2003, representing a decrease of $2.8 million or 32%. The decrease was primarily due to the increased amortization of actuarial losses resulting from lower than expected asset returns from 2000 to 2002.

        Earnings in Unconsolidated Subsidiaries.    Earnings in unconsolidated subsidiaries were $0.4 million for the year ended November 30, 2004 compared to $3.2 million for the year ended November 30, 2003, representing a decrease of $2.8 million or 86%. The decrease was principally attributable to the dissolution of a joint venture during early 2004. Prior to its dissolution, the joint venture was accounted for using the equity method.

        Net Other Expense (Income).    Net other expense was $3.2 million for the year ended November 30, 2004 compared to $1.1 million for the year ended November 30, 2003, representing an increase of $2.1 million. The increase was principally attributable to foreign-currency movements and integration costs relating to acquisitions.

        Operating Income.    Operating income was $52.9 million for the year ended November 30, 2004 compared to $66.6 million for the year ended November 30, 2003, representing a decrease of $13.7 million or 21%. The decrease was primarily attributable to a $21.8 million charge for compensation expense related to equity awards in 2004 and a decrease from unfavorable foreign-currency movements, as well as a decline in net periodic pension and post-retirement benefits income. These declines were partially offset by $5.5 million gain on net sales of assets, as well as increases in internal growth.

        Operating income for our Energy segment was $35.2 million for the year ended November 30, 2004 compared to $29.9 million for the year ended November 30, 2003, representing an increase of $5.3 million or 18%. The increase was attributable to increased sales and acquisitions in 2004 that were partially offset by a $2.0 million asset impairment and higher corporate costs that were allocated to the segment.

        Operating income for our Engineering segment was $33.0 million for the year ended November 30, 2004 compared to $28.2 million for the year ended November 30, 2003, representing an increase of $4.8 million or 17%. The increase is primarily comprised of a $5.1 million net gain on sales of assets, as well as an increase in sales. These increases were partially offset by higher corporate costs that were allocated to the segment.

        Interest Income.    Interest income was $1.1 million for the year ended November 30, 2004 compared to $1.4 million for the year ended November 30, 2003, representing a decrease of $0.3 million or 16%. The decrease was attributable to lower average interest rates.

        Interest Expense.    Interest expense was $0.5 million for the year ended November 30, 2004 compared to $1.1 million for the year ended November 30, 2003, representing a decrease of $0.6 million or 59%. The decrease was attributable to the fact that we substantially repaid all of our long-term debt during 2003 and had reduced levels of borrowings during 2004.

        Provision for Income Taxes.    Our effective tax rate was 20.8% and 36.0% in 2004 and 2003, respectively. The lower effective tax rate in 2004 was principally due to the recognition of the tax benefit of a dividends-received deduction on dividends from a preferred stock investment. The decrease also reflected the tax benefit resulting from the release of substantially all of the valuation allowance on foreign tax credits primarily related to the extension of the credit carryforward period included in the American Jobs Creation Act of 2004.

        Loss from Discontinued Operations, Net.    Loss from discontinued operations, net was $2.0 million for the year ended November 30, 2004 compared to $0.2 million for the year ended November 30, 2003. The loss was greater in 2004 primarily due to the fact that we purchased this business in the fourth quarter of 2003.

Quarterly Results of Operations

        The following table presents our unaudited quarterly results of operations for the last eight quarters. You should read the following table in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-K. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for fair presentation of our financial position and operating results for the quarters presented. Operating results for any quarter are not necessarily indicative of result for any future quarters or for a full year.

	Three Months Ended
	February 29, 2004	May 31, 2004	August 31, 2004	November 30, 2004	February 28, 2005	May 31, 2005	August 31, 2005	November 30, 2005
	(In thousands)
Revenue	$91,345	$90,042	$94,142	$118,440 (1)	$116,983	$115,145	$117,957	$126,032
Operating expenses:
Cost of revenue	42,007	41,420	41,914	59,096	55,458	57,247	57,293	58,174
Selling, general and administrative	31,514	32,378	33,619	39,018	40,559	42,514	39,688	40,099
Depreciation and amortization	2,226	2,487	2,021	2,908	2,907	2,859	2,773	2,880
Restructuring and offering charges	—	—	—	—	—	—	12,397	1,306
Compensation expense related to equity awards	—	—	—	17,065	1,195	1,154	969	1,403
Gain on sales of assets, net	(4,458)	(495)	(82)	(497)	(617)	(714)	—	—
Impairment of assets	—	—	—	1,972	—	—	—	—
Net periodic pension and post-retirement benefits	(1,448)	(1,448)	(1,448)	(1,447)	(931)	(939)	(911)	(1,310)
Earnings in unconsolidated subsidiaries	(367)	(11)	(16)	(43)	(28)	(21)	(29)	(51)
Other expense (income), net	2,169	687	519	(202)	(319)	7	(169)	(578)

Total operating expenses	71,643	75,018	76,527	117,870	98,224	102,107	112,011	101,923

Operating income	19,702	15,024	17,615	570	18,975	13,038	5,946	24,109
Gain loss on sale of investment in affiliate	—	—	—	26,601	—	—	—	—
Interest income	79	233	274	554	718	934	901	932
Interest expense	(4)	(133)	(117)	(196)	(502)	(81)	(110)	(75)

Non-operating income (expense), net	75	100	157	26,959	216	853	791	857

Income from continuing operations before income taxes ad minority interests	19,777	15,124	17,772	27,529	18,975	13,891	6,737	24,966
Provision for income taxes	(6,690)	(4,366)	(6,131)	543	(5,406)	(4,574)	(2,518)	(7,878)

Income from continuing operations before minority interests	13,087	10,758	11,641	28,072	13,569	9,317	4,219	17,088
Minority interests	(4)	(40)	(10)	(221)	7	11	(32)	(132)

Income from continuing operations	13,083	10,718	11,631	27,851	13,576	9,328	4,187	16,956

Discontinued operations:
Loss from discontinued operations, net	(354)	(295)	(400)	(920)	(443)	(682)	(527)	(598)

Net income	$12,729	$10,423	$11,231	$26,931	$13,133	$8,646	$3,660	$16,358

(1)
Fourth-quarter 2004 revenue of $118.4 million was higher than the first three quarters of 2004 as a result of, among other things, the acquisitions that were completed during the fourth quarter of 2004 (CERA, USA and Intermat). In particular, these acquisitions contributed $11.6 million of revenue in the fourth quarter of 2004. These acquisitions contributed $6.7 million to cost of revenue and $5.2 million to selling, general and administrative expense in the fourth quarter of 2004.

        Since sales of non-deferred subscriptions occur most frequently in our fourth and first quarters, we generally recognize a greater percentage of our revenue and income in those quarters. Additionally, our first quarter benefits from CERAWEEK, an annual executive conference.

Liquidity and Capital Resources

        As of November 30, 2005 and 2004, we had cash and cash equivalents of $132.4 million and $124.5 million, respectively. These amounts include $94.2 million from the September 2004 sale of an investment in an affiliate. We have also historically generated strong cash flows from operations. As a result of these factors, as well as the availability of funds under our credit facility, we believe we will have sufficient cash to meet our working capital and capital expenditure needs.

        Our future capital requirements will depend on many factors, including the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products, increased administrative costs of being a public company, changing technology, and the continued market acceptance of our offerings. We could be required, or could elect, to seek additional funding through public or private equity or debt financing for any possible future acquisitions. Additional funds may not be available on terms acceptable to us or at all. We expect our capital expenditures, excluding potential acquisitions, to be less than $8 million for 2006.

  Cash Flow

        Net cash provided by operating activities was approximately $48.3 million for the year ended November 30, 2005. Net cash provided by operating activities was approximately $67.0 million for the year ended November 30, 2004. The decrease in net cash provided by operating activities was principally attributable to three items. First, in 2005, we disbursed $9.7 million in cash payments made in connection with the November 2004 offer to exchange options and shares. Second, we disbursed approximately $5.3 million during 2005 stemming from our third-quarter restructuring initiative. An additional $2.1 million of the charge was non-cash and related to the accelerated vesting of restricted shares. Last, we funded approximately $4.7 million of initial public offering expenses during 2005. See "—Executive Summary—Restructuring and offering charges."

        Net cash provided by operating activities was $67.0 million in 2004 compared to $60.1 million in 2003. The increase from 2003 to 2004 was primarily attributable to higher levels of operating income in 2004 and higher levels of cash flow resulting from changes in working capital.

        Net cash used in investing activities amounted to approximately $39.3 million for the year ended November 30, 2005. Net cash provided by investing activities amounted to approximately $34.6 million for the year ended November 30, 2004. In 2005, our purchases and sales of businesses were relatively insignificant, resulting in a net outflow of cash of $2.2 million. In contrast, in 2004, we liquidated non-core assets and acquired four businesses resulting in a net inflow of cash of $34.6 million. Additionally, we implemented our cash-management policy during the third quarter of 2005, resulting in the purchase of $28.4 million of investments during 2005.

        Net cash provided by investing activities was $34.6 million in 2004. This amount principally resulted from $104.9 million of proceeds from sales of assets and investment in affiliate and was partially offset by $70.3 million of cash outflows related to our 2004 acquisitions. Net cash used in investing activities was $4.9 million in 2003 and related principally to $4.1 million of capital expenditures.

        Net cash used in financing activities was $0.4 million in 2005, $2.0 million in 2004, and $44.2 million in 2003. The 2004 uses of cash relates principally to a $1.8 million cash dividend, while substantially all of the amounts used in 2005 and 2003 were used to repay debt.

  Credit Facility

        On January 7, 2005, we entered into a $125 million unsecured revolving credit agreement, which has a feature allowing us to expand the facility to a maximum of $250 million based on our leverage at the time of the borrowings. Origination fees and debt costs were approximately $0.5 million, which will be amortized over the life of the agreement. The agreement expires in January 2010.

        The credit agreement includes various operating and financial covenants. For example, our covenants limit the capitalized lease obligations and borrowings for leasing or purchasing fixed assets that we can have outstanding at a given time to $10 million; limit the unsecured indebtedness we may have outstanding at a given time (other than the indebtedness outstanding under the credit agreement) to $20 million; and prohibit us from acquiring new businesses if the amount available under the credit agreement plus cash and cash equivalents would be less than $15 million after the acquisition. We must also maintain a fixed coverage charge ratio (which is generally defined as the ratio of consolidated EBITDA plus rent expenses to consolidated fixed charges) that exceeds 1.10 to 1.00 and our leverage ratio (which is generally defined as the ratio of all indebtedness to consolidated EBITDA) may not exceed 2.00 to 1.00.

        As of November 30, 2005, we were in compliance with all of the covenants in the agreement and had no borrowings outstanding under the agreement. Borrowing capacity under the agreement is limited by outstanding letters of credit, of which we had $1.9 million as of November 30, 2005, which we use to support insurance coverage, leases and certain customer contracts. See also our consolidated financial statements included elsewhere in this Form 10-K.

        Interest under the agreement is payable periodically and ranges from LIBOR plus 75 basis points to LIBOR plus 137.5 basis points. The facility fee is payable periodically and ranges from 15 basis points to 25 basis points.

Off-Balance Sheet Transactions

        We have no off-balance sheet transactions.

Contractual Obligations and Commercial Commitments

        We have various contractual obligations and commercial commitments which are recorded as liabilities in our consolidated financial statements. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our consolidated financial statements but are required to be disclosed. The following table summarizes our contractual obligations and commercial commitments at November 30, 2005, and the future periods in which such obligations are expected to be settled in cash:

	Payment due by period
Contractual Obligations and Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(In thousands)
Operating leases	$46,213	$12,802	$20,007	$10,988	$2,416
Post-retirement medical-benefit plan contributions	13,159	859	1,984	2,360	7,956
Unconditional purchase obligations	11,274	4,144	7,130	—	—

Total	$70,646	$17,805	$29,121	$13,348	$10,372

        In addition, we guaranteed minimum royalty payments totaling $5.5 million as of November 30, 2005, substantially all of which expire in 2006. We have not historically had to make payments under these guarantees because royalties paid on sales have exceeded minimum guarantees. Based on the guarantees outstanding as of November 30, 2005, we do not expect to have to make payments under the guarantees during 2006.

        We do not expect to contribute to our U.S. pension plan in 2005 since it is currently overfunded. We expect to contribute $0.8 million in 2006 to our U.K. pension plan, which is currently underfunded. See our consolidated financial statements included elsewhere in this Form 10-K.

Recent Accounting Pronouncement

        On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

        SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

  1.
  A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

  2.
  A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

        We will use the modified prospective method when we adopt SFAS 123(R) effective December 1, 2005. As permitted by SFAS 123(R), we currently account for share-based payments to employees using APB Opinion 25's intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Subsequent to November 30, 2004, we cancelled all of our outstanding options. Consequently, the adoption of SFAS 123(R) will impact our results of operations if we grant share-based payments in the future. Had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact under SFAS 123 as described in the disclosure of pro forma net income and earnings per share in the notes to our consolidated financial statements appearing elsewhere in this Form 10-K.

Item 7A. Qualitative and Quantitative Disclosures About Market Risk

  Interest Rate Risk

        Our exposure to market risk related to changes in interest rates relates primarily to our portfolio of investments. The primary objective of our investment portfolio is to preserve principal while maximizing yields. This is accomplished by maintaining a well-diversified portfolio of high-quality investment-grade securities, all of which have an effective maturity within the next twelve months. A hypothetical 50-basis-point increase in interest rates at November 30, 2005 would have decreased the fair value of our portfolio by approximately $0.1 million.

        We also may be exposed from time to time to changes in interest rates that may adversely affect our results of operations and financial position. We were not exposed to this interest rate risk at November 30, 2005, since we had no outstanding debt as of that date.

  Foreign Currency Risk

        Our consolidated financial statements are expressed in U.S. dollars, but a portion of our business is conducted in currencies other than U.S. dollars. Changes in the exchange rates for such currencies into U.S. dollars can affect our revenues, earnings, and the carrying values of our assets and liabilities in our consolidated balance sheet, either positively or negatively. Fluctuations in foreign currency rates increased our revenues by $11.7 million, $13.2 million, and $2.7 million for the years ended November 30, 2003, 2004, and 2005, respectively, and increased (decreased) our operating income by $(2.7) million, $(1.4) million, and $2.5 million for the same respective periods. The translation effects of changes in exchange rates in our consolidated balance sheet are recorded within the cumulative translation adjustment component of our stockholders' equity. In 2005, we recorded cumulative translation gains of $3.7 million, reflecting changes in exchange rates of various currencies compared to the U.S. dollar.

        Beginning in January 2005, we implemented a foreign-currency hedging program to reduce our foreign currency exposures. In particular, we have entered into forward contracts for our Energy segment's Swiss based subsidiary to effectively convert a portion of its accounts receivable denominated in a foreign currency (other than the Swiss franc) to the subsidiary's functional currency. Additionally, we also have entered into forward contracts to effectively convert a portion of its operating income, which is denominated in foreign currencies (other than the Swiss franc), into the subsidiary's functional currency. All of the forward contracts are entered into only with a counterparty that is an investment grade financial institution.

        As of November 30, 2005, we contracted with a commercial bank, at no material cost to us, to acquire a total of CHF 20.3 million and £1.0 million through December 2005 at a fixed price of $18.2 million and CHF 2.1 million, respectively. We had approximately $0.1 million of current risk management assets associated with foreign exchange contracts as of November 30, 2005. We had approximately $2.7 million of current risk management liabilities associated with foreign exchange contracts at November 30, 2005. If the applicable exchange rates were to increase or decrease 10% from the levels at November 30, 2005, our current risk management asset would increase or decrease approximately $0.1 million and our risk management liability would increase or decrease approximately $1.4 million. At November 30, 2004, we had no such forward contracts in place. We do not utilize financial derivatives for trading or other speculative purposes.

        A 10% change in the currencies that we are primarily exposed to would have impacted our 2005 revenue and operating income by approximately $11.4 million and $2.4 million, respectively.

  Credit Risk

        We are exposed to credit risk associated with cash equivalents, investments, foreign currency options and forwards, and trade receivables. We do not believe that our cash equivalents, investments, or foreign currency derivatives present significant credit risks, because the counterparties to the instruments consist of major financial institutions, and we manage the notional amount of contracts entered into with any one counterparty. Substantially all trade receivable balances are unsecured. The concentration of credit risk with respect to trade receivables is limited by the large number of customers in our customer base and their dispersion across various industries and geographic areas. Although we have a large number of customers who are dispersed across different industries and geographic areas, a prolonged economic downturn could increase our exposure to credit risk on our trade receivables. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of IHS Inc.

        We have audited the accompanying consolidated balance sheets of IHS Inc. as of November 30, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended November 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IHS Inc. at November 30, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2005, in conformity with United States generally accepted accounting principles.

/s/ Ernst & Young LLP

Denver, Colorado
January 17, 2006

IHS INC.
CONSOLIDATED BALANCE SHEETS

	As of November 30,
	2004	2005
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$124,452	$132,365
Short-term investments	—	27,223
Accounts receivable, net	117,873	136,950
Deferred subscription costs	25,727	27,918
Deferred income taxes	12,173	11,351
Other	11,625	10,638

Total current assets	291,850	346,445
Non-current assets:
Property and equipment, net	49,591	46,580
Intangible assets, net	26,821	27,456
Goodwill, net	301,880	296,394
Prepaid pension asset	81,242	88,516
Other	1,260	1,765

Total non-current assets	460,794	460,711

Total assets	$752,644	$807,156

Liabilities and stockholders' equity
Current liabilities:
Short-term capital leases	$48	$—
Accounts payable	39,516	41,625
Accrued compensation	28,869	20,135
Accrued royalties	26,307	26,139
Other accrued expenses	28,262	34,975
Income tax payable	9,114	7,726
Deferred subscription revenue	140,120	149,552
Risk management liabilities	—	2,705

Total current liabilities	272,236	282,857
Long-term debt and capital leases	607	262
Accrued pension liability	7,531	6,824
Accrued post-retirement benefits	18,740	20,278
Deferred income taxes	11,533	15,044
Other liabilities	8,065	4,402
Minority interests	1,209	309
Deferred stock units and restricted shares with put rights	11,672	—
Commitments and contingencies
Stockholders' equity:
Class A common stock, $0.01 par value per share, 80,000,000 shares authorized, 44,078,231 and 41,250,000 issued and outstanding at November 30, 2005 and 2004, respectively	413	441
Class B common stock, $0.01 par value per share, 13,750,000 shares authorized, issued and outstanding at November 30, 2005 and 2004	138	138
Class C common stock, $1.00 par value per share, 1,000 shares authorized, issued and held in treasury at November 30, 2004	—	—
Additional paid in capital	122,300	168,196
Retained earnings	301,887	343,684
Accumulated other comprehensive loss	(3,687)	(10,486)
Unearned compensation	—	(24,793)

Total stockholders' equity	421,051	477,180

Total liabilities and stockholders' equity	$752,644	$807,156

See accompanying notes.

IHS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended November 30,
	2003	2004	2005
	(In thousands, except per-share amounts)
Revenue:
Products	$311,602	$352,367	$395,830
Services	34,238	41,602	80,287

Total revenue	345,840	393,969	476,117
Operating expenses:
Cost of revenue:
Products	132,940	150,357	176,049
Services	27,783	29,643	51,572
Compensation expense related to equity awards	—	4,437	551

Total cost of revenue	160,723	184,437	228,172
Selling, general and administrative	119,902	136,529	162,860
Depreciation and amortization	8,940	9,642	11,419
Restructuring and offering charges	—	—	13,703
Compensation expense related to equity awards	—	17,065	4,721
Gain on sales of assets, net	(245)	(5,532)	(1,331)
Impairment of assets	567	1,972	—
Net periodic pension and post-retirement benefits	(8,558)	(5,791)	(4,091)
Earnings in unconsolidated subsidiaries	(3,196)	(437)	(129)
Other expense (income), net	1,105	3,173	(1,059)

Total operating expenses	279,238	341,058	414,265

Operating income	66,602	52,911	61,852
Gain on sale of investment in affiliate	—	26,601	—
Interest income	1,359	1,140	3,485
Interest expense	(1,104)	(450)	(768)

Non-operating income (expense), net	255	27,291	2,717

Income from continuing operations before income taxes and minority interests	66,857	80,202	64,569
Provision for income taxes	(24,053)	(16,644)	(20,376)

Income from continuing operations before minority interests	42,804	63,558	44,193
Minority interests	(46)	(275)	(146)

Income from continuing operations	42,758	63,283	44,047
Discontinued operations:
Loss from discontinued operations, net	(195)	(1,969)	(2,250)

Net income	$42,563	$61,314	$41,797

Income from continuing operations per share:
Basic (Class A and Class B common stock)	$0.78	$1.15	$0.80

Diluted (Class A and Class B common stock)	$0.78	$1.15	$0.79

Loss from discontinued operations per share:
Basic (Class A and Class B common stock)	$(0.01)	$(0.04)	$(0.04)

Diluted (Class A and Class B common stock)	$(0.01)	$(0.04)	$(0.04)

Net income per share:
Basic (Class A and Class B common stock)	$0.77	$1.11	$0.76

Diluted (Class A and Class B common stock)	$0.77	$1.11	$0.75

Weighted average shares:
Basic (Class A common stock)	41,250	41,250	41,345

Basic (Class B common stock)	13,750	13,750	13,750

Diluted (Class A common stock)	55,000	55,000	55,895

Diluted (Class B common stock)	13,750	13,750	13,750

Total compensation expense related to equity awards is comprised of the following:
Cost of products revenue	$—	$170	$21
Cost of services revenue	—	4,267	530
Selling, general and administrative.	—	17,065	4,721
Discontinued operations	—	303	—

	$—	$21,805	$5,272

See accompanying notes.

IHS INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock	Shares of Class A Common Stock	Class A Common Stock	Shares of Class B Common Stock	Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Total
	(In thousands)
Balance at November 30, 2002	$1	—	$—	—	$—	$122,850	$210,162	$(28,448)	$—	$304,565
Net income	—	—	—	—	—	—	42,563	—	—	42,563
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	—	14,850	—	14,850
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	—	(1,213)	—	(1,213)

Comprehensive income, net of tax										56,200

Balance at November 30, 2003	1	—	—	—	—	122,850	252,725	(14,811)	—	360,765
Effect of pension plan spin-off	—	—	—	—	—	—	(6,009)	—	—	(6,009)
Cash dividend	—	—	—	—	—	—	(1,843)	—	—	(1,843)
Distribution of preferred stock	—	—	—	—	—	—	(4,300)	—	—	(4,300)
Recapitalization	(1)	41,250	413	13,750	138	(550)	—	—	—	—
Net income	—	—	—	—	—	—	61,314	—	—	61,314
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	—	13,268	—	13,268
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	—	(2,144)	—	(2,144)

Comprehensive income, net of tax										72,438

Balance at November 30, 2004	—	41,250	413	13,750	138	122,300	301,887	(3,687)	—	421,051
Restricted stock activity	—	791	8	—	—	14,213	—	—	(13,771)	450
Tax benefit on vested shares	—	—	—	—	—	295	—	—	—	295
Termination of put rights associated with deferred stock units and restricted shares	—	1,834	18	—	—	28,950	—	—	(11,022)	17,946
Conversion of debt to equity	—	203	2	—	—	2,438	—	—	—	2,440
Net income	—	—	—	—	—	—	41,797	—	—	41,797
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	—	(3,694)	—	(3,694)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	—	(73)	—	(73)
Unrealized losses on short-term investments, net of tax	—	—	—	—	—	—	—	(28)	—	(28)
Unrealized losses on foreign-currency hedges, net of tax	—	—	—	—	—	—	—	(3,004)	—	(3,004)

Comprehensive income, net of tax										34,998

Balance at November 30, 2005	$—	44,078	$441	13,750	$138	$168,196	$343,684	$(10,486)	$(24,793)	$477,180

See accompanying notes.

IHS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended November 30,
	2003	2004	2005
	(In thousands)
Operating activities
Net income	$42,563	$61,314	$41,797
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	8,943	9,882	11,655
Compensation expense related to equity awards (non-cash portion)	—	11,872	5,272
Gain on sales of assets, net	(245)	(5,532)	(1,331)
Gain on sale of investment in affiliate	—	(26,601)	—
Impairment of assets	567	1,972	—
Net periodic pension and post-retirement benefits	(8,558)	(5,791)	(4,091)
Minority interests	46	275	(168)
Deferred income taxes	7,165	(1,424)	4,531
Tax benefit from equity compensation plans	—	—	295
Change in assets and liabilities:
Accounts receivable, net	(1,205)	4,557	(26,088)
Other current assets	1,013	(11,755)	(2,922)
Accounts payable	4,005	(15,208)	5,033
Accrued expenses	(8,654)	26,232	(3,044)
Income taxes	10,929	1,035	963
Deferred subscription revenue	3,576	16,152	16,388

Net cash provided by operating activities	60,145	66,980	48,290
Investing activities
Capital expenditures on property and equipment	(4,123)	(4,444)	(5,662)
Change in other assets	1,412	4,485	(4,171)
Purchase of investments	—	—	(28,384)
Sales and maturities of investments	—	—	1,101
Acquisitions of businesses, net of cash acquired	(2,224)	(70,331)	(3,518)
Proceeds from sales of assets and investment in affiliate	—	104,893	1,331

Net cash provided by (used in) investing activities	(4,935)	34,603	(39,303)
Financing activities
Net payments on debt	(44,153)	(157)	(390)
Cash dividends	—	(1,843)	—

Net cash used in financing activities	(44,153)	(2,000)	(390)

Foreign exchange impact on cash balance	1,053	818	(684)

Net increase in cash and cash equivalents	12,110	100,401	7,913
Cash and cash equivalents at the beginning of the year	11,941	24,051	124,452

Cash and cash equivalents at the end of the year	$24,051	$124,452	$132,365

See accompanying notes.

IHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Nature of Business and Background

  Description of Business

        IHS Inc. (IHS, the Company, we, our, or us) is a publicly traded Delaware corporation. We are one of the leading global providers of critical technical information, decision-support tools and services to customers in the energy, defense, aerospace, construction, electronics, and automotive industries.

        We manage our business through two reportable segments: Energy and Engineering. Our Energy segment develops and delivers critical oil and gas industry data on exploration, development, production, and transportation activities to major global energy producers and national and independent oil companies. Our Energy segment also provides decision-support tools and operational, research, and strategic advisory services to these customers, as well as to utilities and transportation, petrochemical, coal, and power companies. Our Engineering segment provides offerings in two broad categories of products: technical standards and parts information. These products include a broad range of technical specifications and standards, regulations, parts data, design guides, and other information for customers in our targeted industries. We also have expertise in developing decision-support tools that enhance the accessibility and usability of this information. We offer targeted advisory services that are designed to maximize the utilization and integration of our information within our customers' business processes. We maintain an international sales and service network of subsidiaries and distributors.

  Initial Public Offering and Concurrent Private Placement

        On November 16, 2005, our shareholders, Urpasis Investments Limited (Urpasis) and Urvanos Investments Limited (Urvanos), Cyprus limited liability companies, sold a portion of their ownership interests through an initial public offering. IHS did not receive any proceeds from the sale of the Company's common stock by Urpasis and Urvanos, and, consequently, we expensed all related offering costs. Simultaneous with the closing of our initial public offering, Urpasis and Urvanos sold in a private placement an aggregate amount of $75 million of shares of our Class A common stock at the initial offering price to investment entities affiliated with General Atlantic LLC. We appointed Steven A. Denning, the Chairman and a Managing Director of General Atlantic, to our board of directors in April 2005.

  Reorganization and Recapitalization

        Until November 9, 2004, Holland America Investment Corporation (HAIC U.S.), a Delaware corporation, was a wholly-owned subsidiary of NV H.A.I.C. HAIC U.S. owned all of our outstanding stock. Effective November 9, 2004, HAIC U.S. became a wholly-owned subsidiary of Urpasis and Urvanos. On November 10, 2004, we changed our capitalization to 80,000 shares of Class A common stock, 13,750 shares of Class B common stock, and 1,000 shares of Class C common stock. On November 12, 2004, HAIC U.S. contributed substantially all of its assets to us in exchange for our new common stock. Subsequently, HAIC U.S. liquidated by distributing its assets, comprised principally of our new common stock, to Urpasis and Urvanos. On November 19, 2004, we changed our capitalization to 80,000,000 shares of Class A common stock, 13,750,000 shares of Class B common stock and 1,000 Shares of Class C common stock. The Class C common stock was no longer authorized after our initial public offering. On December 13, 2004, we changed our name from IHS Group Inc. to IHS Inc.

2.     Significant Accounting Policies

  Fiscal Year End

        Our fiscal years end on November 30 of each year. References herein to individual years mean the year ended November 30. For example, 2005 means the year ended November 30, 2005.

  Consolidation Policy

        The consolidated financial statements include the accounts of all wholly-owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

  Revenue Recognition

        Revenue is recognized when all of the following criteria have been met: (a) persuasive evidence of an arrangement exists, (b) delivery has occurred or services have been rendered, (c) the price to the customer is fixed or determinable, and (d) collectibility is reasonably assured. Our revenue recognition policies are based on the guidance in Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, and Statement of Position (SOP) 97-2, Software Revenue Recognition.

  Sales of critical information and decision-support tools

        The majority of our revenue is derived from the sale of subscriptions to our critical information, which is recognized ratably as delivered over the subscription period. Costs that are directly related to the subscription revenue and are primarily comprised of prepaid royalty fees, are generally deferred and amortized to cost of revenue over the subscription period.

        We do not defer the revenue for the limited number of sales of subscriptions in which we have no continuing responsibility to maintain and update the underlying database. We recognize this revenue upon the sale of these subscriptions and delivery of the information and tools. For a limited number of our offerings, we serve as the sales agent for third parties. We recognize revenue from these sales in accordance with Emerging Issues Task Force 99-19, Report Revenue Gross as a Principal versus Net as an Agent.

        Revenue is recognized upon delivery for non-subscription-based sales.

        In certain locations, we use dealers to distribute our critical information and decision-support tools. Revenue for products sold through dealers is recognized as follows:

  •
  For subscription-based services, revenue is recognized ratably as delivered to the end user over the subscription period.

  •
  For non-subscription-based products, revenue is recognized upon delivery to the dealer.

  Services

        We provide our customers with service offerings that are primarily sold on a stand-alone basis and on a significantly more limited basis as part of a multiple-element arrangement. Our service offerings are generally separately priced in a standard price book. For services that are not in a standard-price book, as the price varies based on the nature and complexity of the service offering, pricing is based on the estimated amount of time to be incurred at standard billing rates for the estimated underlying effort for executing the associated deliverable in the contract. Revenue related to services performed under time- and material-based contracts is recognized in the period performed at standard billing rates. Revenue associated with fixed-price contracts is recognized upon completion of each specified performance obligation under the terms of the contract. See discussion of "multiple-element arrangements" below. If the contract includes acceptance contingencies, revenue is recognized in the period in which we receive documentation of acceptance from the customer.

  Multiple-element arrangements

        Occasionally, we may execute contracts with customers which contain multiple offerings. In our business, multiple-element arrangements refer to contracts with separate fees for decision-support tools, maintenance, and/or related services. We have established separate units of accounting as each offering is primarily sold on a stand-alone basis. Generally, if sufficient vendor-specific objective evidence of the fair value of each element of the arrangement exists based on stand-alone sales of these products and services, then the elements of the contract are unbundled and are recognized as follows:

  •
  Subscription offerings and license fees are recognized ratably over the license period as long as there is an associated licensing period or a future obligation. Otherwise, revenue is recognized upon delivery.

  •
  For non-subscription offerings of a multiple-element arrangement, the revenue is generally recognized for each element in the period in which delivery of the product to the customer occurs, completion of services occurs or, for post-contract support, ratably over the term of the maintenance period.

  •
  In some instances, customer acceptance is required for consulting services rendered. For those transactions, the service revenue component of the arrangement is recognized in the period that customer acceptance is obtained.

        In infrequent instances where a multiple-element arrangement includes offerings for which vendor-specific objective evidence is not available, we consider the substance of the whole arrangement to be a subscription and thus revenue is recognized ratably over the service period.

  Cash and Cash Equivalents

        We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

  Deferred Subscription Charges

        Deferred subscription charges represent royalties and commissions associated with customer subscriptions. These charges are deferred and amortized to expense over the period of the subscriptions. Generally, subscription periods are 12 months in duration.

  Property and Equipment

        Land, buildings and improvements, machinery and equipment are stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements	7 to 30 years
Machinery and equipment	3 to 10 years

        Leasehold improvements are depreciated over their estimated useful life, or the life of the lease, whichever is shorter. Maintenance, repairs and renewals of a minor nature are expensed as incurred. Betterments and major renewals which extend the useful lives of buildings, improvements, and equipment are capitalized.

  Preferred Stock Investment in Related Parties

        Investment in related parties consisted solely of preferred stock of companies in which TBG Holding, NV (TBG), our indirect controlling stockholder, holds common stock and is stated at cost, net of impairments. During 2004, we liquidated our preferred stock investments in related parties in conjunction with the disposition of the equity investments by TBG (see Note 3).

  Identifiable Intangible Assets and Goodwill

        We account for our business acquisitions using the purchase method of accounting. We allocate the total cost of an acquisition to the underlying net assets based on their respective estimated fair values. As part of this allocation process, we must identify and attribute values and estimated lives to the intangible assets acquired.

        Identifiable intangible assets with finite lives are amortized on a straight-line basis over their respective lives.

        We review the carrying values of identifiable intangible assets with indefinite lives and goodwill at least annually to assess impairment because these assets are not amortized. Additionally, we review the carrying value of any intangible asset or goodwill whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. We assess impairment by comparing the fair value of an identifiable intangible asset or goodwill with its carrying value. Impairments are expensed when incurred.

  Minority Interest

        We recognize the minority interests' share of net income in an amount equal to the minority interests' allocable portion of the common equity of certain consolidated subsidiaries. These subsidiaries are located in Germany and Switzerland and are included in our Engineering segment.

  Income Taxes

        Deferred income taxes are provided using tax rates enacted for periods of expected reversal on all temporary differences. Temporary differences relate to differences between the book and tax basis of assets and liabilities, principally goodwill, property and equipment, deferred subscription revenue, and pension assets and accruals. Pursuant to the provisions of Statements of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, we regularly review the adequacy of our deferred tax asset valuation allowance. We recognize these benefits only when the underlying assessments indicate that it is more likely than not that the benefits will be realized.

        Judgment is required in determining the worldwide provision for income taxes. Additionally, the income tax provision is based on calculations and assumptions that are subject to examination by many different tax authorities and to changes in tax law and rates in many jurisdictions. We adjust our income tax provision in the period in which it becomes probable that actual results will differ from our estimates.

  Earnings per Share

        Earnings per common share (EPS) are computed in accordance with SFAS No. 128, Earnings Per Share. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common shares.

        Our authorized capital stock consists of 80,000,000 shares of Class A common stock and 13,750,000 shares of Class B common stock. These classes have equal dividend rights and liquidation rights.

However, the holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share on all matters to be voted upon by the stockholders. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock and will automatically convert, without any action by the holder, upon the earlier of the occurrence of specified events or four years after the date of our initial public offering, November 16, 2005.

        We use the two-class method for computing basic and diluted EPS amounts. We calculated undistributed earnings as follows:

	Years Ended November 30,
	2003	2004	2005
	(In thousands)
Net income	$42,563	$61,314	$41,797
Less: dividends	—	—	—

Undistributed earnings	$42,563	$61,314	$41,797

        Weighted average common shares outstanding are calculated as follows:

	Years Ended November 30,
	2003		2004		2005
	Class A	Class B	Class A	Class B	Class A	Class B
	(In thousands)
Weighted average common shares outstanding:
Shares used in basic per-share calculation	41,250	13,750	41,250	13,750	41,345	13,750
Effect of dilutive securities:
Deferred stock units	—	—	—	—	672	—
Restricted shares	—	—	—	—	128	—
Assumed conversion of Class B shares	13,750	—	13,750	—	13,750	—

Shares used in diluted per-share calculation	55,000	13,750	55,000	13,750	55,895	13,750

        Undistributed earnings and calculated basic and diluted EPS amounts are calculated as follows:

	Years Ended November 30,
	2003		2004		2005
	Class A	Class B	Class A	Class B	Class A	Class B
	(In thousands)
Basic
Weighted average shares outstanding	41,250	13,750	41,250	13,750	41,345	13,750
Divided by: Total weighted average shares outstanding (Class A and Class B)	55,000	55,000	55,000	55,000	55,095	55,095
Multiplied by: Undistributed earnings	$42,563	$42,563	$61,314	$61,314	$41,797	$41,797

Subtotal	$31,922	$10,641	$45,986	$15,328	$31,366	$10,431
Divided by: Weighted average shares outstanding	41,250	13,750	41,250	13,750	41,345	13,750

Earnings per share	$0.77	$0.77	$1.11	$1.11	$0.76	$0.76

Diluted
Weighted average shares outstanding	55,000	13,750	55,000	13,750	55,895	13,750
Divided by: Total weighted average shares outstanding (Class A and Class B)	55,000	55,000	55,000	55,000	55,895	55,895
Multiplied by: Undistributed earnings	$42,563	$42,563	$61,314	$61,314	$41,797	$41,797

Subtotal	$42,563	$10,641	$61,314	$15,328	$41,797	$10,281
Divided by: Weighted average shares outstanding	55,000	13,750	55,000	13,750	55,895	13,750

Earnings per share	$0.77	$0.77	$1.11	$1.11	$0.75	$0.75

  Foreign Currency

        The functional currency of each of our foreign subsidiaries is such subsidiary's local currency. Monetary assets and liabilities are translated at year-end exchange rates. Income and expense items are translated at weighted average rates of exchange prevailing during the year. Any translation adjustments are included in the foreign currency translation adjustment account in stockholders' equity. Transactions executed in different currencies resulting in exchange adjustments are translated at spot rates and resulting foreign exchange transaction gains and losses are included in the results of operations.

  Research and Development

        Costs of research and development, which are included in cost of revenue, are expensed as incurred and amounted to approximately $7.0 million, $13.1 million and $8.2 million for 2003, 2004 and 2005, respectively.

  Software Development Costs

        We account for software research and development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Our development process includes the requirement that we make a determination regarding technological feasibility. Upon such determination, management evaluates the nature and timing of costs to be capitalized. We capitalize these costs through the period until the product is generally available for sale. The capitalized amounts, net of accumulated amortization, are included in intangible assets in our consolidated balance sheet. The capitalized amounts are amortized over the expected period of benefit, not to exceed five years, and such amortization expense is included within cost of revenue in our consolidated statement of operations. The costs capitalized were $0, $0.6 million, and $0.3 million, in

2003, 2004 and 2005, respectively. Amortization expense was $0.3 million, $0.3 million, and $0.3 million in 2003, 2004 and 2005.

  Impairment of Long-Lived Assets

        In 2003, we adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operation, for the disposal of a segment of a business. Upon adoption, we evaluated the recoverability of our property and equipment and other long-lived assets in accordance with the new standard.

        We periodically review the carrying amounts of long-lived assets to determine whether current events or circumstances warrant adjustment to such carrying amounts. Any impairment is measured by the amount that the carrying value of such assets exceeds their fair value, primarily based on estimated discounted cash flows. Considerable management judgment is necessary to estimate the fair value of assets. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value, less cost to sell.

  Stock Option Accounting

        As discussed in Note 18, IHS Group Inc., our wholly-owned subsidiary, settled all of its options outstanding at November 30, 2004. IHS Group Inc. has elected to follow APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise prices of IHS Group Inc.'s employee stock options have been equal to or greater than the estimated fair market value of the underlying stock on the date of the grant, no compensation expense for stock options has been recognized. SFAS No. 123, Accounting and Disclosure of Stock-Based Compensation (SFAS 123), establishes an alternative method of expense recognition for stock-based compensation awards to employees based on fair values. SFAS 123 was subsequently revised by SFAS 123(R), Share-Based Payment. See "New Accounting Pronouncement" below for further discussion concerning SFAS 123(R).

        Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if IHS Group Inc. had accounted for its employee stock options under the fair value method. The fair value of each option grant was estimated on the date of grant with the following weighted-average assumptions: risk-free interest rate of 2.8% and 3.0% in 2003 and 2004, respectively, expected life of five years, and expected dividends of 0%.

        Option valuation models require the input of highly subjective assumptions including expected stock price characteristics significantly different from those of traded options. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

        The weighted-average fair value of options granted during 2003 at fair market value was $1.08 per option and for those granted in excess of fair market value was $0.64 per option. The weighted-average fair value of options granted during 2004 at fair market value was $1.27 per option. The options granted in excess of fair market value during 2004 had no value. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro forma net income if IHS Group Inc. had used the fair value accounting provisions of SFAS 123 are shown below, for the years ended November 30:

	2003	2004	2005
	(In thousands except for per-share amounts)
Net income (loss) as reported	$42,563	$61,314	$41,797
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects for cash settlement of awards under APB 25	—	6,237	3,608
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(1,084)	(1,009)	(3,608)
Deduct: Total stock-based employee compensation expense determined under fair-value-based method on cash settlement, net of related tax effects	—	(1,471)	—

Pro forma	$41,479	$65,071	$41,797

Earnings per share (Class A and Class B common stock):
Basic, as reported	$0.77	$1.11	$0.76
Basic, pro forma	$0.75	$1.18	$0.76
Diluted, as reported	$0.77	$1.11	$0.75
Diluted, pro forma	$0.75	$1.18	$0.75

        As a result of the ultimate $9.4 million cash settlement of all outstanding options, both vested and unvested, during the year ended November 30, 2004, we accelerated the vesting on unvested options which resulted in $1.5 million of compensation cost under SFAS 123. The cash settlement of vested and unvested options did not result in additional compensation as the cash paid for the options did not exceed the fair market value on the settlement date.

  Derivatives

        We follow the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in our condensed consolidated balance sheet as either an asset or liability measured at its fair value, with changes in the fair value of qualifying hedges recorded in other comprehensive income. SFAS 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allows a derivative's gains and losses to offset the related results of the hedged item and requires us to formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. Based on the criteria established by SFAS 133, all of our qualifying hedges, consisting of foreign-currency forward contracts, are deemed effective. While we expect that our derivative instruments will continue to meet the conditions for hedge accounting, if the hedges did not qualify as effective or if we did not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in earnings. We do not believe we are exposed to more than a nominal amount of credit risk in our hedging activities, as our counter party is an established, well-capitalized financial institution.

        Our Swiss subsidiary's local currency is its functional currency. The functional currency is used to pay labor and other operating costs, and it also has certain other operating costs which are denominated in British Pound Sterling. However, this subsidiary bills and collects principally in U.S. dollars. Beginning January 2005, to hedge our Swiss subsidiary's foreign-currency risk, we have effectively converted a portion of our Swiss subsidiary's revenue and operating expenses which are denominated in foreign currencies into the local currency using forward contracts. Our Swiss subsidiary's revenue transactions are subscription based and, consequently, they are deferred initially and recognized ratably into earnings over the course of the subscription period, generally twelve months. Accordingly, our related hedges are accounted for in the same fashion. As a result, we expect substantially all of the $3.0 million unrealized loss on foreign currency hedges in accumulated other comprehensive income at November 30, 2005 will be reclassified into earnings over the next year.

        As of November 30, 2005, the total notional amount of those contracts is summarized as follows (in thousands):

Local Currency	Local Currency Amount	USD/GBP	Date Contracts Are Through
Swiss Franc	20,257	$18,158	December 2005
Swiss Franc	2,064	£959	December 2005

        During the year ended November 30, 2005, we recorded losses of $0.6 million in revenue and gains of $0.6 million in cost of revenue in the accompanying consolidated statements of operations for settled forward-exchange contracts. As of November 30, 2005, we had derivative current liabilities of $2.7 million and current assets of $0.1 million associated with foreign-exchange contracts, consisting of the fair market value of forward-exchange contracts.

        Additionally, for our Swiss subsidiary, we effectively convert a portion of its U.S.-dollar-denominated accounts receivable to its local currency. As of November 30, 2005, the notional amount of this contract was $7.2 million. During the year ended November 30, 2005, we recorded losses of approximately $1.4 million in other (income) expense, net for settled foreign-exchange contracts. Our accounts receivable hedges do not qualify for hedge accounting.

  Use of Estimates

        The preparation of financial statements in accordance with generally accepted accounting principles requires the use of significant management estimates. Actual results could differ from those estimates.

  Concentration of Credit Risk

        We are exposed to credit risk associated with cash equivalents, investments, foreign currency derivatives, and trade receivables. We don't believe that our cash equivalents, investments, or foreign currency derivatives present significant credit risks, because the counterparties to the instruments consist of major financial institutions, and we manage the notional amount of contracts entered into with any counterparty. Substantially all trade receivable balances are unsecured. The concentration of credit risk with respect to trade receivables is limited by the large number of customers in our customer base and their dispersion across various industries and geographic areas. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses.

  Fair Value of Financial Instruments

        The carrying value of our financial instruments, including cash, accounts receivable, accounts payable and long-term debt, approximates their fair value.

  New Accounting Pronouncement

        On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

        SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

  1.
  A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

  2.
  A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

        We will use the modified prospective method when we adopt SFAS 123(R) effective December 1, 2005. As permitted by SFAS 123, we currently account for share-based payments to employees using APB Opinion 25's intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Subsequent to November 30, 2004, we cancelled all of our outstanding options. Consequently, the adoption of SFAS 123(R) will only impact our results of operations if we grant share-based payments in the future. Had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact under SFAS 123 as described in the disclosure of pro forma net income appearing above.

3.     Acquisitions and Divestitures

        All acquisitions are accounted for using the purchase method of accounting. The consolidated financial statements include all the assets and liabilities acquired and the results of operations from the respective dates of acquisition. Pro forma results of the acquired businesses have not been presented as they did not have a material impact on our results of operations. Notable 2004 transactions are discussed below.

  Acquisitions

        On December 9, 2003, we acquired the assets of International Petrodata Limited (IPL) for a total purchase price of approximately $16 million in cash. IPL, based in Calgary, Canada, provides critical information to the oil and gas exploration and production markets in Canada.

        On September 1, 2004, we acquired the outstanding capital stock of Cambridge Energy Research Associates (CERA) for a total purchase price of approximately $31 million, net of cash acquired of $1.5 million. CERA provides syndicated research and strategic advisory services to energy companies.

        On September 16, 2004, we acquired the assets of Intermat, Inc., for a total purchase price of approximately $5 million in cash. Intermat is a provider of decision-support tools for parts management, parts cleansing and predictive obsolescence projects.

        On September 20, 2004, we acquired the outstanding capital stock of USA Information Systems, Inc. (USA). The total purchase price was approximately $20 million, net of $0.5 million of acquired cash. USA provides decision-support tools and critical information to governments and government contractors.

        The purchase prices for these acquisitions were allocated as follows:

	IPL	CERA	Intermat	USA	Total
	(In thousands)
Assets:
Current assets	$1,242	$7,731	$729	$2,028	$11,730
Property and equipment	215	2,512	212	65	3,004
Intangible assets	4,518	14,770	3,607	2,788	25,683
Goodwill	11,863	26,137	1,421	18,656	58,077
Deferred tax assets	665	2,213	—	—	2,878

Total assets	18,503	53,363	5,969	23,537	101,372

Liabilities:
Current liabilities	2,418	16,452	669	4,125	23,664
Long-term liabilities	—	7,831	—	—	7,831

Total liabilities	2,418	24,283	669	4,125	31,495

Purchase price	$16,085	$29,080	$5,300	$19,412	$69,877

        We made three acquisitions during 2005 for an aggregate purchase price of approximately $3.5 million.

  Subsequent Event

        On December 1, 2005, we acquired a content-and-data-services business for approximately $33 million that serves all of the industries targeted by our Engineering segment. The purchase price was paid from existing cash on hand.

  Divestitures of Investments in Affiliates

        During 2004, we divested our preferred stock investments in two related parties in which TBG held common stock. On September 17, 2004, we sold our preferred stock in one related party (TriPoint Global Communications, Inc.) for $94.2 million and we recorded a $26.6 million gain on the sale. On October 18, 2004, we distributed to TBG, in the form of a $4.3 million dividend, the preferred stock we owned in the second related party (Extruded Metals, Inc.).

4.     Restructuring and Offering Charges

        A summary of the restructuring and offering charges follows (in thousands):

	Year Ended November 30,
	2003	2004	2005
Restructuring charge	$—	$—	$8,244
Offering costs	—	—	5,459

Total	$—	$—	$13,703

  Restructuring

        During the third quarter of 2005, we executed a restructuring initiative affecting our Engineering segment and certain unallocated corporate costs. This initiative was undertaken to reduce costs, further the integration of operations from previous acquisitions, streamline our data delivery processes, and realign the marketing function to support core product initiatives. During the course of the restructuring, we reduced our aggregate workforce by over 100 employees and closed certain offices.

        The restructuring charge was incurred in its entirety during the third quarter of 2005. Approximately $4.4 million and $3.8 million of the restructuring charge related to our Engineering segment and certain unallocated corporate costs, respectively. Our Energy segment did not have a restructuring charge. The restructuring charge was comprised of the following (in thousands):

Employee severance and other termination benefits	$5,947
Accelerated vesting of restricted stock	2,130
Contract-termination costs	167

Total	$8,244

        A reconciliation of the related accrued restructuring liability—which, exclusive of the charge related to the restricted shares, is expected to be paid primarily during fiscal 2005—as of November 30, 2005 was as follows:

	Employee Severance and Other Termination Benefits	Accelerated Vesting of Restricted Shares	Contract Termination Costs	Total
	(In thousands)
Beginning balance	$—	$—	$—	$—
Add: Restructuring costs incurred	5,947	2,130	167	8,244
Add: Amount reclassified(a)	(387)	—	—	(387)
Less: Amount paid during the year ended November 30, 2005	(5,161)	(2,130)	(167)	(7,458)

Ending balance	$399	$—	$—	$399

(a)
A portion of the restructuring liability related to additional retirement benefits to be funded out of our Supplemental Income Plan (SIP). Accordingly, we have reclassified this liability to the accrued SIP liability included in current liabilities.

        Offering charges were comprised of $5.5 million of costs associated with our November 2005 initial public offering. See Note 1.

5.     Discontinued Operations

        During the third quarter of 2005, a business in our Energy segment was classified as being held for sale. We continually evaluate opportunities to align our business activities within core operations. The business held for sale is a manufacturing operation, which is not a part of our core operations. We are actively seeking a buyer for this business, and we believe it is probable that it will be sold by the third quarter of 2006. For all of the periods presented, the related results of operations are shown as a discontinued operation, net of tax, in our consolidated statements of operations and cash flows.

        The carrying amounts of the major classes of related assets and liabilities were as follows:

	November 30,
	2004	2005
	(In thousands)
Assets
Accounts receivable, net	$254	$85
Inventories	784	774
Property and equipment, net	135	104
Intangible assets	800	665
Deferred tax asset	267	304
Liabilities
Accounts payable	$843	$141
Accrued expenses	343	209

        Operating results of the discontinued operations for the years ended November 30, 2003, 2004 and 2005 were as follows:

	Years Ended November 30,
	2003	2004	2005
	(In thousands)
Revenue	$—	$582	$342

Loss from discontinued operations	$(312)	$(3,218)	$(3,490)
Tax benefit	117	1,249	1,240

Loss from discontinued operations, net	$(195)	$(1,969)	$(2,250)

6.     Dissolution of Joint Venture

        On January 1, 2004, we dissolved our joint venture with the British Standards Institution (BSI) in favor of a distribution agreement relating to certain products, which incorporate BSI standards and were previously sold through and owned by the joint venture. We recorded a $4.4 million gain in connection with the dissolution of the joint venture, and have included this gain in gain on sales of assets, net, in our consolidated statement of operations. The gain resulted from the fact that the cash distribution that we received in connection with the dissolution exceeded the balance of our investment in the joint venture. A $4.5 million deferred revenue balance was also recorded in 2004 at the time of the dissolution. This amount represented the estimated fair value of the fulfillment obligation that we assumed relative to the subscription products whose ownership reverted back to us at the time of the dissolution.

7.     Impairment of Assets

        A $0.6 million impairment charge was recorded in 2003 relating to decision-support tools within our Energy segment. This impairment charge was based on a fair value analysis of the future cash flows of the related product.

        A $2.0 million impairment charge was recorded in 2004 relating to decision-support tools within our Energy segment. This impairment charge occurred as a result of a decision by management to discontinue development efforts on the product.

        No impairment charges were recorded in 2005.

8.     Marketable Securities

        At November 30, 2004, we did not have any investments. At November 30, 2005, we owned only short-term investments which were classified as available-for-sale securities and reported at fair value as follows:

	Gross Amortized Cost	Unrealized Holding Loss	Estimated Fair Value
	(In thousands)
Municipal securities	$27,239	$(46)	$27,193
Other	30	—	30

Total	$27,269	$(46)	$27,223

        We use the specific-identification method to account for gains and losses on securities. Realized gains on sales of marketable securities included within in other income (expense) were immaterial for the year ended November 30, 2005.

        We review all marketable securities to determine if any decline in value is other than temporary. We have concluded that the decline in value as of November 30, 2005 is temporary.

9.     Accounts Receivable

        Our accounts receivable balance consists of the following as of November 30:

	2004	2005
	(In thousands)
Accounts receivable	$123,077	$141,797
Less—accounts receivable allowance	(5,204)	(4,847)

Accounts receivable, net	$117,873	$136,950

        The activity in our accounts receivable allowance consists of the following as of November 30:

	2003	2004	2005
	(In thousands)
Balance at beginning of year	$4,820	$4,154	$5,204
Provision for bad debts	470	409	1,149
Recoveries and other additions	389	1,654	9
Write-offs and other deductions	(1,525)	(1,013)	(1,515)

Balance at end of year	$4,154	$5,204	$4,847

10.   Property and Equipment

        Property and equipment consists of the following at November 30:

	2004	2005
	(In thousands)
Land, buildings and improvements	$49,228	$48,934
Machinery and equipment	56,700	51,050
	105,928	99,984

Less: accumulated depreciation	(56,337)	(53,404)

	$49,591	$46,580

        Depreciation expense was approximately $8.6 million, $8.0 million, and $7.2 million in 2003, 2004, and 2005, respectively.

11.   Goodwill and Intangible Assets

        The following table presents details of our intangible assets, other than goodwill, as of November 30, 2005:

	Useful Life	Gross	Accumulated Amortization	Net
	(Years)	(In thousands)
Intangible assets subject to amortization:
Information databases	5-15	$11,855	$(2,433)	$9,422
Customer relationships	2-5	7,574	(2,097)	5,477
Non-compete agreements	5	3,492	(936)	2,556
Developed computer software	5	2,654	(1,577)	1,077
Other	3-5	1,535	(607)	928

Total		27,110	(7,650)	19,460
Intangible assets not subject to amortization:
Trademarks		7,996	—	7,996

Total intangible assets		$35,106	$(7,650)	$27,456

        The following table presents details of our intangible assets, other than goodwill, as of November 30, 2004:

	Useful Life	Gross	Accumulated Amortization	Net
	(Years)	(In thousands)
Intangible assets subject to amortization:
Information databases	5-15	$7,530	$(1,067)	$6,463
Customer relationships	2-5	7,052	(392)	6,660
Non-compete agreements	5	3,757	(177)	3,580
Developed computer software	5	2,364	(1,234)	1,130
Other	3-5	1,232	(216)	1,016

Total		21,935	(3,086)	18,849
Intangible assets not subject to amortization:
Trademarks		7,972	—	7,972

Total intangible assets		$29,907	$(3,086)	$26,821

        The estimated future amortization expense of intangible assets is as follows:

Year	Amount
(In thousands)
2006	$4,600
2007	4,590
2008	4,036
2009	2,711
2010	1,055

        Amortization expense of intangible assets was $0.4 million, $1.7 million and $4.2 million for the years ended November 30, 2003, 2004 and November 30, 2005, respectively.

        Changes in our goodwill from November 30, 2004 to November 30, 2005 were the result of the 2005 acquisitions (see Note 3) and foreign-currency exchange rate fluctuations.

12.   Debt

        On January 7, 2005, we entered into a $125 million unsecured revolving credit agreement that has a feature allowing us to expand the facility to a maximum of $250 million. Origination fees and debt costs approximated $0.5 million, which are being amortized over the life of the credit agreement. The credit agreement expires in January 2010.

        The credit agreement includes various operating and financial covenants. For example, our covenants limit the capitalized lease obligations and borrowings for leasing or purchasing fixed assets that we can have outstanding at a given time to $10 million; limit the unsecured indebtedness we may have outstanding at a given time (other than the indebtedness outstanding under the credit agreement) to $20 million; and prohibit us from acquiring new businesses if the amount available under the credit agreement plus cash and cash equivalents would be less than $15 million after the acquisition. We must also maintain a fixed coverage charge ratio (which is generally defined as the ratio of consolidated EBITDA plus rent expenses to consolidated fixed charges) that exceeds 1.10 to 1.00 and our leverage ratio (which is generally defined as the ratio of all indebtedness to consolidated EBITDA) may not exceed 2.00 to 1.00.

        As of November 30, 2005, we were in compliance with all of the covenants in the credit agreement and had no borrowings outstanding under the agreement. Borrowing capacity under the credit agreement is limited by outstanding letters of credit, of which we had $1.9 million as of November 30, 2005, which we use to support insurance coverage, leases and certain customer contracts.

        Consistent with the terms of the credit agreement, interest is payable periodically and ranges from LIBOR plus 75 basis points to LIBOR plus 137.5 basis points. The facility fee is payable periodically and ranges from 15 basis points to 25 basis points.

13.   Guarantees and Indemnifications

        In the normal course of business, we are party to a variety of agreements under which we may be obligated to indemnify the other party for certain matters. These obligations typically arise in contracts where we customarily agree to hold the other party harmless against losses arising from a breach of representations or covenants for certain matters such as title to assets and intellectual property rights associated with the sale of products. We also have indemnification obligations to our officers and directors. The duration of these indemnifications varies, and in certain cases, is indefinite. In each of these circumstances, payment by us depends upon the other party making an adverse claim according to the procedures outlined in the particular agreement, which procedures generally allow us to challenge the other party's claims. In certain instances, we may have recourse against third parties for payments that we make.

        We are unable to reasonably estimate the maximum potential amount of future payments under these or similar agreements due to the unique facts and circumstances of each agreement and the fact that certain indemnifications provide for no limitation to the maximum potential future payments under the indemnification. We have not recorded any liability for these indemnifications in the accompanying consolidated balance sheets; however, we accrue losses for any known contingent liability, including those that may arise from indemnification provisions, when the obligation is both probable and reasonably estimable.

14.   Deferred Stock Units and Restricted Shares with Put Rights

        Deferred stock units and restricted shares granted in the Offer and under the 2004 Long-Term Incentive and Directors Stock Plans (see Note 17) contained a put right on the part of the holder and a call right on the part of the Company. At November 30, 2004, redemption of the deferred stock units and restricted shares by the holders was considered uncertain as it was contingent upon certain events not occurring. If a listing event (as defined in the plan), which included an initial public offering, or a change in control, had not occurred on or prior to October 1, 2007, the put right gave the holder the option to sell to the Company, and cause the Company to purchase at fair value, all of the shares of Class A common stock of the Company owned by the holder on October 1, 2007. Similarly, if a listing event or change in control had not occurred on or prior to October 1, 2007, the call right gave the Company the exclusive one-time option to purchase from each participant, and to cause each participant to sell, at fair value, all or a portion of the shares held by him or her as of such date. However, due to the Company's November 16, 2005 initial public offering, the put and call rights terminated resulting in the reclassification of the deferred stock units and restricted shares with put rights into equity.

15.   Taxes on Income

        The amounts of income from continuing operations before income taxes and minority interests by U.S. and foreign jurisdictions follow for the years ended November 30:

	2003	2004	2005
	(In thousands)
U.S.	$26,117	$32,073	$2,292
Foreign	40,740	48,129	62,277

	$66,857	$80,202	$64,569

        The provision for income tax expense (benefit) from continuing operations, for the years ended November 30 was as follows:

	2003	2004	2005
	(In thousands)
Current:
U.S.	$(834)	$3,720	$1,670
Foreign	16,861	14,046	13,565
State	880	95	475

Total current	16,907	17,861	15,710

Deferred:
U.S.	7,090	(2,074)	3,427
Foreign	(983)	522	876
State	1,039	335	363

Total deferred	7,146	(1,217)	4,666

Provision for income taxes	$24,053	$16,644	$20,376

        The provision for income taxes from continuing operations recorded within the consolidated statements of operations differs from the provision determined by applying the U.S. statutory tax rate to pretax earnings as a result of the following for the years ended November 30:

	2003	2004	2005
	(In thousands)
Statutory U.S. federal income tax	$23,400	$28,071	$22,599
State income tax, net of federal benefit	1,579	397	672
Foreign rate differential	(222)	(3,230)	(7,228)
U.S. tax on dividends from foreign affiliates, net of foreign tax credits (FTCs)	4,608	5,940	3,882
Valuation allowance	—	(6,712)	(574)
Worthless stock deduction	(3,373)	—	—
Benefit of dividends-received deduction	—	(6,518)	—
Increase in reserves	—	—	1,371
Other	(1,939)	(1,304)	(346)

Income tax expense	$24,053	$16,644	$20,376

Effective tax rate expressed as a percentage of pretax earnings	36.0%	20.8%	31.6%

        Undistributed earnings of our foreign subsidiaries were approximately $34 million at November 30, 2005. Those earnings are considered to be indefinitely reinvested; accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with its hypothetical calculation. Withholding taxes of approximately $2.9 million would be payable upon remittance of all previously unremitted earnings at November 30, 2005.

        The significant components of deferred tax assets and liabilities at November 30 were:

	2004	2005
	(In thousands)
Deferred tax assets:
Accruals and reserves	$10,185	$10,696
Deferred revenue	1,330	526
Depreciation	232	792
Tax credits	17,769	18,805
Deferred loss on stock investment	3,609	2,847
Unrealized foreign exchange and other unrealized losses	—	633
Net operating losses	3,511	3,170
Other	161	123

	36,797	37,592
Valuation allowance	(6,082)	(5,743)

Net deferred tax assets	30,715	31,849

Deferred tax liabilities:
Pension and post-retirement benefits	(20,250)	(22,116)
Intangibles	(9,825)	(13,426)

Total deferred tax liabilities	(30,075)	(35,542)

Net deferred tax asset (liability)	$640	$(3,693)

        As of November 30, 2005, we had net operating loss carryforwards totaling approximately $9.3 million, comprised of $2.7 million of U.S. loss carryforwards and $6.6 million of foreign loss carryforwards for tax purposes, which will be available to offset future taxable income. If not used, the U.S. tax carryforwards will expire between 2021 and 2024; the foreign tax loss carryforwards generally may be carried forward indefinitely. We believe the realization of substantially all of the entire deferred tax asset related to foreign net operating losses is not more likely than not to occur, and, accordingly, have placed a valuation allowance on this asset.

        As of November 30, 2005, we had foreign tax credit (FTC) carryforwards of approximately $12.4 million, research and development (R&D) credit carryforwards of approximately $3.4 million, and Alternative Minimum Tax (AMT) credit carryforwards of approximately $3.0 million, which will be available to offset future U.S. tax liabilities. If not used, the FTC carryforwards will expire between 2011 and 2015, and the R&D credit carryforwards will expire between 2006 and 2025. The AMT credit carryforwards may be carried forward indefinitely. We believe that it is more likely than not that we will realize our FTC and AMT tax credit assets. We believe that a portion of the R&D tax credits will expire unused. As a result, we have placed a valuation allowance of $0.5 million against this deferred tax asset.

        The valuation allowance for deferred tax assets decreased by $0.3 million in 2005. The decrease in this allowance was primarily due to the removal of most of the allowance on realization of capital loss carryforwards and the remaining allowance on FTC carryforwards. These decreases were offset by an increase in the R&D credit valuation allowance and an increase on the allowance of foreign subsidiary deferred tax assets.

        We have provided what we believe to be an appropriate amount of tax for items that involve interpretation of the tax law. However, events may occur in the future that will cause us to reevaluate our current reserves and may result in an adjustment to the reserve for taxes.

16.   Other Comprehensive Income (Loss)

	Foreign currency translation adjustments	Minimum pension liability adjustment	Unrealized losses on foreign- currency hedges	Unrealized losses on short-term investments	Accumulated other comprehensive income (loss)
	(In thousands)
Balances, November 30, 2002	$(26,438)	$(2,010)	$—	$—	$(28,448)
Foreign currency translation adjustments	14,850	—	—	—	14,850
Minimum pension liability adjustment	—	(1,733)	—	—	(1,733)
Foreign currency effect on pension	297	(297)	—	—	—
Tax benefit	—	520	—	—	520
Foreign currency effect on tax benefit	(89)	89	—	—	—

Balances, November 30, 2003	(11,380)	(3,431)	—	—	(14,811)
Foreign currency translation adjustments	13,268	—	—	—	13,268
Minimum pension liability adjustment	—	(3,062)	—	—	(3,062)
Foreign currency effect on pension	565	(565)	—	—	—
Tax benefit	—	918	—	—	918
Foreign currency effect on tax benefit	(170)	170	—	—	—

Balances, November 30, 2004	2,283	(5,970)	—	—	(3,687)
Foreign currency translation adjustments	(3,694)	—	—	—	(3,694)
Unrealized losses on foreign-currency hedges	—	—	(3,619)	—	(3,619)
Unrealized losses on short-terms investments	—	—	—	(46)	(46)
Minimum pension liability adjustment	—	(208)	—	—	(208)
Foreign currency effect on pension	(858)	858	—	—	—
Tax benefit	—	135	615	18	768
Foreign currency effect on tax benefit	258	(258)	—	—	—

Balances, November 30, 2005	$(2,011)	$(5,443)	$(3,004)	$(28)	$(10,486)

17.   2004 Long-Term Incentive and Directors Stock Plans and the Offer to Exchange Options and Shares

  Amended and Restated IHS Inc. 2004 Long-Term Incentive Plan

        The Amended and Restated IHS Inc. 2004 Long-Term Incentive Plan (LTIP) became effective as of November 30, 2004.

        The plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares, cash-based awards, other stock-based awards and covered employee annual incentive awards. See Note 14 for information concerning certain put and call provisions.

        We have authorized a maximum of 7,000,000 shares, minus the number of shares relating to any award granted and outstanding as of, or subsequent to, the effective date under any other of our equity compensation plans. Subject to the plan, the maximum number of shares that may be available for grant pursuant to incentive stock options is 4,000,000.

        As of November 30, 2004, no awards of any kind under the LTIP were outstanding.

        For the year ended November 30, 2005, equity-based activity under the LTIP was as follows:

	Restricted shares	Performance shares	Restricted share units	Performance share units	Deferred stock units
	(In thousands)
Balances, November 30, 2004	—	—	—	—	—
Exchanged for options as part of the Offer	1,286,667	—	—	—	1,301,801
Granted	1,393,705	354,510	36,000	11,900	—
Vested	(346,834)	—	—	—	—
Forfeited	(146,334)	—	—	—	(30,581)

Balances, November 30, 2005	2,187,204	354,510	36,000	11,900	1,271,220

        Additional information regarding equity-based grants under the LTIP for the year ended November 30, 2005 is as follows:

Grant Type	Grant Date	Number of Shares		Exercise Price	Value Fair		Intrinsic Value
Deferred stock units	December 2004	1,301,801	(a)	$—	$9.12	(b)		$9.12
Restricted shares	December 2004	1,970,334	(c)	$—	$9.12	(b)		$9.12
Restricted shares	January 2005	40,000		$—	$12.00	(d)		$12.00
Restricted shares	February 2005	15,000		$—	$12.00	(d)		$12.00
Restricted shares	February 2005	203,333	(e)	NA	$12.00	(e)	$	NA
Restricted shares	April 2005	4,000		$—	$12.00	(d)		$12.00
Restricted shares	June 2005	4,100		$—	$13.18	(f)		$13.18
Restricted shares	July 2005	7,000		$—	$13.18	(f)		$13.18
Restricted shares	November 2005	436,605		$—	$16.95	(g)		$16.95
Restricted stock units	November 2005	36,000		$—	$16.95	(g)		$16.95
Performance shares	November 2005	354,510		$—	$16.95	(g)		$16.95
Performance units	November 2005	11,900		$—	$16.95	(g)		$16.95

(a)
Includes non-executive employees. All of these shares pertained to the Offer (discussed below) and related expense was recorded in 2004.

(b)
Fair value was determined contemporaneously by an independent appraiser.

(c)
Includes directors (see below), new hires and converted shares. Of this amount, 1,286,667 pertained to the Offer (see below).

(d)
Fair value was determined based upon the February 2005 conversion of certain notes payable, related to non-compete agreements from a 2004 acquisition, to restricted shares.

(e)
Shares issued and fair value were determined based on the note conversion discussed in (d) above.

(f)
Fair value represents the midpoint of the proposed offering price range contained in our May 9, 2005 registration statement, less a liquidity discount.

(g)
Fair value represents the average of the published opening and closing price on the date of grant.

  IHS Inc. 2004 Directors Stock Plan

        Our 2004 Directors Stock Plan became effective as of December 1, 2004. This plan is a sub-plan under our 2004 Long-Term Incentive Plan. Awards under this plan are granted in accordance with the 2004 Long-Term Incentive Plan and will constitute "nonemployee director awards" (as defined in that plan). Only nonemployee directors are eligible to participate in the plan. As of November 30, 2004, no awards were outstanding.

        On each December 1, commencing on December 1, 2005, each nonemployee director (except for Messrs. Klein and Staudt):

  •
  who was not a director on the preceding December 1 will receive a one-time award consisting of restricted stock units, whose underlying shares will have, on the date of grant, a fair market value (as defined in the plan) equal to $80,000; and

  •
  will receive both an award consisting of restricted stock units, whose underlying shares will have, on the date of grant, a fair market value equal to $50,000, and an annual cash retainer award equal to $40,000, which cash-based award may be converted into deferred stock units or deferred.

        On December 29, 2004, each nonemployee director (except for Messrs. Klein and Staudt):

  •
  who was elected to our board on or before November 18, 2004 received 8,000 shares of restricted stock; and

  •
  who was elected to our board on or after November 22, 2004 but before November 30, 2004 received 5,000 shares of restricted stock; and

  •
  who was a nonemployee director as of December 1, 2004 received 4,500 shares of restricted stock, in addition to any other shares of restricted stock he or she may have received under the plan.

  Offer to Exchange Options and Shares

        Offer.    On November 22, 2004, IHS Group Inc. offered to exchange all outstanding stock options to purchase shares of its Class A non-voting common stock that were granted to senior executives, directors and certain employees (other than senior executives) under IHS Group Inc.'s 1998 and 2002 non-qualified stock option plans and IHS Group Inc. shares previously acquired upon the exercise of such options (the "Offer"). See Note 18 for further information concerning IHS Group Inc.'s 1998 and 2002 non-qualified stock options plans. The senior executives, employees and directors who accepted the Offer received:

  •
  cash in the amount equal to the excess of the estimated fair value at the date of offer, or $9.42, over the per share exercise price option for every IHS Group Inc. share underlying his or her outstanding option, vested or unvested, with an exercise price lower than $9.42 per share; the $9.42 estimated fair value per share was determined by the Valuation Committee of the Board. The Committee utilized a discounted cash flow analysis prepared by the Company's Chief Financial Officer to establish the fair value per share, and validated the results of this analysis with an internally prepared comparable company analysis. The discounted cash flow analysis provided an estimated range of values from $9.13—$9.77 per share, while the comparable company analysis supported a range of values from $9.25 to $9.80 per share. Based on the comparability of these value ranges, the Committee opted to set the price in the middle of the range, at $9.42 per share.

  •
  $9.42 in cash for every IHS Group Inc. share he or she previously acquired, upon the exercise of an option, and currently owns (which amount, to the extent applicable, was first applied to the repayment of the principal price of his or her loan in connection with his or her prior option exercise);

  •
  an additional $0.42 in cash for every IHS Group Inc. share he or she previously acquired and surrendered in order to satisfy his or her payroll tax withholding in connection with his or her prior exercise of an option; and

  •
  for senior executives, one restricted share of our Class A common stock for every three IHS Group Inc. shares underlying his or her outstanding options (or previously acquired upon the exercise of an option), regardless of whether such options were vested or unvested and regardless of their exercise price. Employees other than senior executives received one deferred stock unit representing one share of our Class A common stock for every three IHS Group Inc. shares underlying his or her outstanding options (or previously acquired upon the exercise of an option), regardless of whether such options were vested or unvested and regardless of their exercise price.

        All senior executives, directors and certain other employees who received the Offer accepted it prior to the December 23, 2004 expiration of the Offer.

        Vesting of our shares.    Senior executives' restricted shares will vest in accordance with the following schedule:

  •
  one-third of the total number of restricted shares he or she received will vest on the 211th day following our initial public offering;

  •
  one-third of the total number of restricted shares he or she received will vest on November 16, 2006, the first anniversary of our initial public offering; and

  •
  the remaining number of restricted shares he or she received will vest November 16, 2007, the second anniversary of our initial public offering.

        Deferred stock units and shares.    Participants received their deferred stock units and, if applicable, cash, as soon as reasonably practicable after the expiration of the Offer. The shares underlying those deferred stock units were delivered to the participants on December 15, 2005.

        Former Chief Executive Officer's deferred stock units.    Pursuant to the amendment to his termination agreement, our former Chief Executive Officer tendered options to IHS Group Inc. previously issued for $1,040,000 in cash and 583,333 deferred stock units, each representing the right to receive one share of our Class A common stock. The shares underlying the deferred stock units will be delivered to our former CEO on June 1, 2006.

        Accounting treatment.    On November 22, 2004, the Offer was extended to senior executives, directors, and certain employees other than senior executives. Although the corresponding awards were not granted until December 23, 2004, management believed at November 30, 2004, that the likelihood that the Offer would be accepted by all who received it was probable and the related cost could be reasonably estimated. Consequently, we accrued $21.8 million as of November 30, 2004. Of the $21.8 million charge, $4.4 million relates to cost of revenue and $17.4 million relates to selling, general and administrative expenses. The accrual of the Offer at November 30, 2004, includes (a) $9.9 million of cash to be paid to settle options under IHS Group Inc.'s 1998 and 2002 non-qualified stock option plans and IHS shares previously acquired upon the exercise of such options and (b) $11.9 million of the deferred stock units and shares. The cost associated with the restricted shares granted to senior executives will be recorded over the vesting period.

18.   IHS Group Inc. 1998 and 2002 Non-Qualified Stock Option Plans

        Through IHS Group Inc., a wholly-owned subsidiary of IHS Inc., we maintained a stock option plan (the "Plan") that provided for granting of non-qualified stock options to certain employees for the purchase of shares of common stock. As discussed in Note 17, on November 22, 2004, IHS Group Inc. offered to exchange all outstanding stock options under its 1998 and 2002 non-qualified stock option plans. All individuals who received the Offer accepted it.

        During 2004, IHS Group Inc. authorized an additional 1.2 million shares, bringing the total shares reserved for issuance pursuant to the Plan to 8.7 million. Options were granted with an exercise price not less than equal to the estimated fair market value of IHS Group Inc. shares at the date of grant. Options granted under the Plan generally vested 100% after the third anniversary of the grant date, and the maximum life of options granted was seven years. In December 2002, IHS Group Inc. adopted certain revisions to the Plan which provided, among other things, IHS Group Inc. with the right or obligation to acquire shares of common stock pursuant to the issuance of such stock options at the estimated fair market value at the date of acquisition.

        The following table summarizes IHS Group Inc.'s stock option activity for the three years ended November 30, 2005:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price
Balance at November 30, 2002:
(740,000 exercisable)	3,779,750	2,970,250	$7.27
Options authorized	750,000	—
Options granted at fair market value	(2,688,000)	2,688,000	8.25
Options granted in excess of fair market value	(1,500,000)	1,500,000	9.05
Options forfeited	610,600	(610,600)	7.48

Balance at November 30, 2003:
(3,065,900 exercisable)	952,350	6,547,650	8.06
Options authorized	1,200,000	—
Options granted at fair market value	(1,877,500)	1,877,500	9.00
Options granted in excess of fair market value	(250,000)	250,000	12.00
Options exercised	—	(475,200)	5.38
Shares repurchased	67,000	—
Options forfeited	889,250	(889,250)	7.93

Balance at November 30, 2004:
(3,198,700 exercisable)	981,100	7,310,700	7.91
Options exchanged as part of the Offer (see Note 17)	(981,100)	(7,310,700)	7.91

Balance at November 30, 2005:
(none exercisable)	—	—	$—

        The March 2004 stock options of IHS Group Inc. were issued with an exercise price of $9.00 per share. This estimated price per share was determined by the Valuation Committee of the Board. The Committee utilized a discounted net cash flow analysis prepared by the Company's Chief Financial Officer to set this value. This analysis supported an estimated fair market value of IHS Group Inc. of $8.75 - $9.25 per share on a fully diluted basis. As a means of validating the discounted net cash flow analysis, the Committee reviewed an internally prepared comparable company valuation analysis, which provided the Committee with market confirmation that the values derived from the discounted net cash flow analysis were reasonable. This comparable company analysis yielded a range of values from $8.75 - $9.65 per share. In light of the comparability of the results of the above procedures, the Committee determined the fair value of the IHS Group Inc. shares to be in the range of $8.75 - $9.25 per share on a fully diluted basis, consistent with the discounted cash flow analysis referenced above. In order to select a specific per share amount, the Committee opted to set the Fair Market Value of the IHS Group Inc. common stock at the mid-point of the range, or $9.00 per share.

        Certain of IHS Group Inc.'s stock options were originally granted to our former CEO with a feature that guaranteed that the option would have a minimum value of $3.00 per option. This feature required IHS Group Inc. to record compensation expense at an amount equal to the difference between the fair value of IHS Group Inc.'s stock and the exercise price, subject to the $3.00 minimum value, over the three-year vesting period. IHS Group Inc. issued 1,000,000 options with this guarantee during 2001 and 250,000 options in 2002. IHS Group Inc. was required to issue an additional 250,000 options with this guarantee over each of the next two years. During 2002, these options were cancelled, in exchange for a deferred cash award equal to the minimum value, and a commitment to issue a similar number of new options during 2003 and 2004. IHS Group Inc. recorded in selling, general and administrative expenses approximately $1.8 million and $0.8 million of compensation expense associated with this deferred cash award for 2003 and 2004, respectively.

        We settled all of these options at $9.42 after November 30, 2004 (see Note 17).

        Options granted to employees were recorded in accordance with APB 25. Therefore, since the exercise price of the employee stock options equaled the fair value of the underlying stock on the date of grant, no compensation expense was recognized.

        Additional information regarding equity-based grants for the year ended November 30, 2004 follows:

Grant Type	Date Grant	Number of Options/Shares		Exercise Price	Fair Value		Intrinsic Value
Subsidiary options	March 2004	1,589,500	(a)	$9.00	$9.00	(b)	$—
Subsidiary options	March 2004	250,000		$12.00	$9.00	(b)	$—
Subsidiary options	September 2004	75,000		$9.42	$9.42	(b)	$—

(a)
Net of same-year forfeitures of 106,500 shares.

(b)
Fair value was determined contemporaneously by the Company's valuation committee, a subcommittee of the board of directors.

19.   Employee Retirement Benefits

        We sponsor a non-contributory, defined-benefit retirement plan for all of the U.S. salaried employees of our Engineering segment. We also have a defined-benefit pension plan that covers certain employees of a subsidiary of our Engineering segment based in the United Kingdom (U.K.). We account for our participation in these plans in accordance with SFAS No. 87, Employers' Accounting for Pensions. Benefits for both plans are generally based on years of service and average base compensation. Plan funding strategies are influenced by employee benefit laws and tax laws. Our U.K. plan includes provision for employee contributions and inflation-based benefit increases for retirees.

        On November 30, 2004, our U.S. plan was spun off. Previously, it was a part of a single-employer plan, which included operating companies that we did not own nor consolidate, sponsored by our consolidated subsidiary. As a consequence of the spin-off of our plans, and the transfer of the previously consolidated sponsor subsidiary to a related party owned by TBG, our net pension asset was reduced by the $25.4 million value of the prepaid pension asset attributable to the non-IHS Inc. plans and recorded as a charge to equity.

        The decrease in pension income from 2003 to 2004 was primarily due to the decline in the market value of plan investments that occurred from 2000 through 2002. Although pension investment returns were significant in 2003 and 2004, the impact of the three previous years' returns and a continued decline in interest rates reduced the funded positions of the plans to a level that resulted in the amortization of previously unrecognized actuarial losses. In addition, service cost for the U.K. plan in U.S. dollars increased due to the appreciation of the British Pound Sterling against the dollar. The decrease in pension income from 2004 to 2005 was primarily due to the spin-off discussed above. The underfunded position of our U.K. plan resulted in the recognition of an additional minimum liability in 2003, 2004 and 2005.

        Both U.S. and U.K. plan assets consist primarily of equity securities with smaller holdings of bonds and real estate. Equity assets are diversified between international and domestic investments, with additional diversification in the domestic category through allocations to large-cap, small-cap, and growth and value investments.

        The U.S. plan's established investment policy seeks to balance the need to maintain a viable and productive capital base and yet achieve investment results superior to the actuarial rate consistent with our funds' investment objectives. Beginning January 2005, the U.K. plan's established investment policy is to match the liabilities for active and deferred members with equity investments and match the liabilities for pensioner members with gilts and bonds. Such an investment policy lends itself to a new asset allocation of approximately 50% investment in equities and property and 50% investment in debt securities. Asset allocations are subject to ongoing analysis and possible modification as basic capital market conditions change over time (interest rates, inflation, etc.).

        The following compares target asset allocation percentages as of the beginning of 2005 with actual asset allocations at the end of the 2005:

	U.S. Plan Assets			U.K. Plan Assets
	Target Allocations	Actual Allocations		Target Allocations	Actual Allocations
Equities	30-85%	68%		0-50%	57%
Fixed Income	10-50	11		50	33
Real Estate	0-15	4		0-50	—
Other	0-40	17	(a)	—	10

(a)
Primarily comprised of cash.

        Investment return assumptions for both plans have been determined by obtaining independent estimates of expected long-term rates of return by asset class and applying the returns to assets on a weighted-average basis.

        We do not expect any required contributions to the U.S. plan during 2006. However, we expect to contribute approximately $0.8 million to the U.K. plan during 2006.

        The following table provides the expected benefit payments from our trustees for our pension plans:

	U.S. Plan	U.K. Plan	Total
	(In thousands)
2006	$10,553	$730	$11,283
2007	10,447	752	11,199
2008	10,377	775	11,152
2009	10,466	797	11,263
2010	10,527	822	11,349
2011-2015	58,231	4,492	62,723

        We recognized approximately $12.8 million, $10.5 million and $6.5 million of net periodic pension benefit income in 2003, 2004, and 2005, respectively. The net periodic pension benefit income was based upon actuarial estimates. Net periodic pension benefit income in 2003 and 2004 includes the results from the multi-employer plan from which IHS's retirement plan was spun off effective November 30, 2004. The following table provides the components of the net periodic pension benefit income, for the years ended November 30:

	2003			2004			2005
	U.S. Plan	U.K. Plan	2003 Total	U.S. Plan	U.K. Plan	2004 Total	U.S. Plan	U.K. Plan	2005 Total
	(In thousands)
Service costs incurred	$3,601	$567	$4,168	$4,052	$700	$4,752	$2,768	$752	$3,520
Interest costs on projected benefit obligation	15,173	1,105	16,278	14,580	1,390	15,970	10,927	1,483	12,410
Expected return on plan assets	(31,603)	(1,217)	(32,820)	(29,537)	(1,503)	(31,040)	(21,329)	(1,316)	(22,645)
Amortization of prior service cost	165	—	165	192	—	192	87	—	87
Amortization of actuarial loss	—	135	135	—	440	440	—	727	727
Amortization of transitional obligation/(asset)	(773)	—	(773)	(772)	—	(772)	(568)	—	(568)

Net periodic pension benefit (income) expense	$(13,437)	$590	$(12,847)	$(11,485)	$1,027	$(10,458)	$(8,115)	$1,646	$(6,469)

        The changes in the projected benefit obligation and fair value of plan assets were as follows, for the years ended November 30:

	2004			2005
	U.S. Plan	U.K. Plan	Total	U.S. Plan	U.K. Plan	Total
	(In thousands)
Actuarial present value of accumulated benefit obligation	$172,753	$27,755	$200,508	$183,381	$28,092	$211,473

Change in projected benefit obligation
Net benefit obligation at beginning of year	$256,643	$20,657	$277,300	$187,916	$28,898	$216,814
Service costs incurred	4,052	700	4,752	2,768	752	3,520
Employee contributions	—	258	258	—	247	247
Interest costs on projected benefit obligation	14,580	1,390	15,970	10,927	1,483	12,410
Actuarial loss (gain)	(6,707)	4,229	(2,478)	6,491	1,470	7,961
Gross benefits paid	(15,345)	(719)	(16,064)	(12,366)	(709)	(13,075)
Plan amendment	308	—	308	252	—	252
Foreign currency exchange rate change	—	2,383	2,383	—	(3,061)	(3,061)
Effect of spin-off	(65,615)	—	(65,615)	—	—	—

Net benefit obligation at end of year	$187,916	$28,898	$216,814	$195,988	$29,080	$225,068

Change in plan assets
Fair value of plan assets at beginning of year	$294,992	$15,693	$310,685	$238,426	$20,224	$258,650
Actual return on plan assets	40,091	2,323	42,414	24,722	2,755	27,477
Employer contributions (distributions)	(1,727)	858	(869)	(842)	785	(57)
Employee contributions	—	258	258	—	247	247
Gross benefits paid	(15,345)	(719)	(16,064)	(12,366)	(709)	(13,075)
Foreign currency exchange rate change	—	1,811	1,811	—	(2,036)	(2,036)
Effect of spin-off	(79,585)	—	(79,585)	—	—	—

Fair value of plan assets at end of year	$238,426	$20,224	$258,650	$249,940	$21,266	$271,206

        The funded status is as follows for the years ended November 30:

	2004			2005
	U.S. Plan	U.K. Plan	Total	U.S. Plan	U.K. Plan	Total
	(In thousands)
Reconciliation of funded status
Over/(under)funded status	$50,510	$(8,674)	$41,836	$53,952	$(7,814)	$46,138
Unrecognized net transition asset	(2,499)	—	(2,499)	(1,931)	—	(1,931)
Unrecognized prior service costs	397	—	397	562	—	562
Unrecognized net loss	32,834	9,672	42,506	35,933	7,965	43,898

Prepaid asset recognized in balance sheets	$81,242	$998	$82,240	$88,516	$151	$88,667

        The amounts recognized in the balance sheet consist of the following as of November 30:

	2004			2005
	U.S. Plan	U.K. Plan	Total	U.S. Plan	U.K. Plan	Total
	(In thousands)
Prepaid asset	$81,242	$998	$82,240	$88,516	$151	$88,667
Accumulated other comprehensive loss	—	(8,529)	(8,529)	—	(6,975)	(6,975)

Net amount recognized at year end	$81,242	$(7,531)	$73,711	$88,516	$(6,824)	$81,692

        Pension expense is actuarially calculated annually based on data available at the beginning of each year. Assumptions used in the actuarial calculation include the discount rate selected and disclosed at the end of the previous year as well as other assumptions detailed in the table below, for the years ended November 30:

	U.S. Plan		U.K. Plan
	2004	2005	2004	2005
Weighted-average assumptions as of year end
Discount rate	6.0%	5.8%	5.3%	5.0%
Average salary increase rate	4.5	4.5	4.3	4.2
Expected long-term rate of return on assets	8.5	8.3	6.7	6.5

        Employees of certain subsidiaries of both the Energy and Engineering segments may participate in defined contribution plans. Benefit expense relating to these plans was approximately $2.2 million, $2.4 million, and $2.7 million for 2003, 2004 and 2005, respectively.

        We have a Supplemental Income Plan, which is a non-qualified pension plan, for certain company executives. Benefit expense recognized under this plan was approximately $0.2 million, $0.7 million, and $0.7 million for 2003, 2004 and 2005, respectively. Additionally, as of November 30, 2005, the related accrued liability was $3.5 million, the related unrecognized net loss was $1.7 million, and the related accumulated other comprehensive loss was $0.9 million. As of November 30, 2004, the related accrued liability was $2.6 million and the related unrecognized net loss was $1.0 million, and the related accumulated other comprehensive loss was immaterial.

20.   Post-retirement Benefits

        We sponsor a non-contributory, defined-benefit post-retirement plan, which provides certain health care benefits, for all U.S. salaried employees of our Engineering segment who also participate in the U.S. pension plan. We account for the plan pursuant to SFAS No. 106, Employers' Accounting for Post-retirement Benefits Other Than Pensions. Substantially all of our employees of our Engineering segment may become eligible for these benefits if they reach normal retirement age while working for us.

        We recognized approximately $4.3 million, $4.7 million and $2.4 million of net periodic post-retirement benefit expense in 2003, 2004, and 2005, respectively, based upon actuarial estimates. Net periodic post-retirement benefit expense for 2003 and 2004 includes the results from the multi-employer plan from which the IHS post-retirement plan was spun off effective November 30, 2004.

        On November 30, 2004, our U.S. pension plan and our post-retirement benefit plan were spun off. Previously, they were a part of a single-employer plan, which included operating companies that we did not own nor consolidate, sponsored by our consolidated subsidiary. As a consequence of the spin-off of our plans, our prepaid pension asset and our accrued post-retirement benefit liability were reduced for the prepaid pension asset and accrued post-retirement benefit liability attributable to the non-IHS Inc. plans and recorded as a $6.0 million net charge to equity. We expect that our net periodic pension and post-retirement benefit income will be reduced as a result of the spin-off in the future. The net amount of income has been declining over the last three years primarily due to the amortization of actuarial losses resulting from lower than expected asset returns from 2000 through 2002. We expect that the net amount of this income will continue to decline for the foreseeable future.

        The obligation under our plan was determined by the application of the terms of medical and life insurance plans together with relevant actuarial assumptions and health care cost trend rates ranging ratably from 9.75% in 2006 to 5.00% in 2012. We have not measured the impact of the prescription drug coverage under the Medicare Modernization Act because our plans are fully insured plans and the savings are dependent upon outside vendors. The discount rate used in determining the accumulated post-retirement benefit obligation was 6.0%, 6.0%, and 5.75% at November 30, 2003, 2004, and 2005, respectively.

        The following table provides the components of the net periodic post-retirement benefit expense for the years ended November 30:

	2003	2004	2005
	(In thousands)
Service costs incurred	$1,294	$1,481	$888
Interest costs	2,556	2,641	1,353
Amortization of net actuarial loss	439	545	137

Net periodic post-retirement benefit expense	$4,289	$4,667	$2,378

        The following table provides the components in the changes in the projected post-retirement benefit plan obligation for the years ended November 30:

	2004	2005
	(In thousands)
Post-retirement benefit obligation at beginning of year	$43,438	$24,852
Service costs	1,481	888
Interest costs	2,641	1,353
Actuarial loss	(100)	(106)
Benefits paid	(1,726)	(842)
Effect of spin-off	(20,882)	—

Post-retirement benefit obligation at end of year	$24,852	$26,145

        The following table provides the reconciliation of funded status for the years ended November 30:

	2004	2005
	(In thousands)
Under-funded status	$(24,852)	$(26,145)
Unrecognized net actuarial loss	6,112	5,867

Accrued post-retirement benefit liability at end of year	(18,740)	(20,278)

        In accordance with IRS Code Section 420, the cost of coverage provided to the retirees under the retiree medical plan may be paid through a transfer of excess assets of the IHS Retirement Income Plan. We elected to make such qualified transfers in 2004 and 2005. Employer contributions to the post-retirement benefit plan expected to be paid during the year ending November 30, 2006, are approximately $0.9 million.

        The following table provides the expected cash flows for our post-retirement benefit plan (in thousands):

2006	$859
2007	942
2008	1,042
2009	1,126
2010	1,234
2011-2015	7,956

        Assumed health-care cost trend rates have a significant effect on the amounts reported for the health-care plans. A one-percentage-point change in assumed health-care cost trend rates would have the following effects:

	One-percentage- point increase	One-percentage- point decrease
	(In thousands)
Effect on total of service and interest cost for the year ended November 30, 2005	$454	$(357)
Effect on post-retirement benefit obligation as of November 30, 2005	4,604	(3,698)

21.   Long-Term Leases, Commitments and Contingencies

        Rental charges in 2003, 2004 and 2005 approximated $10.8 million, $12.7 million, and $14.5 million, respectively. Minimum rental commitments under non-cancelable operating leases in effect at November 30, 2005 are as follows (in thousands):

2006	12,802
2007	10,421
2008	9,586
2009	6,473
2010	4,515
2011 and thereafter	2,416

Total	46,213

        We have certain unconditional purchase obligations for internet service, telecom services, software licenses and the similar items. None of the obligations as of November 30, 2005 extend more than three years.

        We had outstanding letters of credit in the aggregate amount of approximately $1.7 million and $1.9 million at November 30, 2004 and 2005, respectively.

        From time to time, we are involved in litigation, most of which is incidental to our business. In our opinion, no litigation to which we currently are a party is likely to have a material adverse effect on our results of operations or financial condition.

22.   Supplemental Cash Flow Information

        Net cash provided by operating activities reflects cash payments for interest and income taxes as shown below, for the years ended November 30:

	2003	2004	2005
	(In thousands)
Interest paid	$839	$127	$755

Income tax payments, net	$10,204	$16,651	$12,833

        In 2004, we distributed a preferred stock investment with a fair value of approximately $4.3 million to an affiliate.

        Cash and cash equivalents amounting to approximately $132.4 million reflected on the consolidated balance sheets at November 30, 2005, are maintained primarily in U.S. Dollars, Canadian Dollars, British Pound Sterling, and Swiss Francs, and are subject to fluctuation in the current exchange rate.

23.   Segment Information

        We have two reportable segments: Energy and Engineering. Our Energy segment develops and delivers critical oil and gas industry data on exploration, development, production, and transportation activities to major global energy producers and national and independent oil companies. Our Energy segment also provides operational, research, and strategic advisory services to these customers, as well as to utilities and transportation, petrochemical, coal, and power companies. Our Engineering segment provides solutions incorporating technical specifications and standards, regulations, parts data, design guides, and other information to customers in its targeted industries. Both segments primarily derive their revenue from subscriptions.

        Information as to the operations of our two segments is set forth below based on the nature of the offerings. Our Chairman and Chief Executive Officer and their direct reports represent our chief operating decision maker, and they evaluate segment performance based primarily on revenue and operating profit. The accounting policies of our segments are the same as those described in the summary of significant accounting policies (see Note 2).

        No single customer accounted for 10% or more of our total revenue for 2003, 2004, or 2005. There are no intersegment revenues for any period presented.

        As shown below, certain corporate transactions are not allocated to the reportable segments. Amounts not allocated include corporate-level restructuring and offering charges, compensation expense related to equity awards, net periodic pension and post-retirement benefits income, corporate-level impairments, gain on sales of corporate assets, and gain on sale of investment in affiliate.

	Energy	Engineering	Segment Totals	Amounts not Allocated	Consolidated Total
	(In thousands)
2003
Revenue	$156,151	$189,689	$345,840	$—	$345,840
Segment operating income	29,854	28,190	58,044	8,558	66,602
Depreciation and amortization	4,447	4,493	8,940	—	8,940
Assets	229,211	192,258	421,469	198,644	620,113
Goodwill	170,005	59,413	229,418	—	229,418
2004
Revenue	$185,792	$208,177	$393,969	$—	$393,969
Segment operating income	35,225	32,984	68,209	(15,298)	52,911
Depreciation and amortization	5,527	4,115	9,642	—	9,642
Assets	307,366	224,059	531,425	221,219	752,644
Goodwill	220,428	81,452	301,880	—	301,880
2005
Revenue	$242,312	$233,805	$476,117	$—	$476,117
Segment operating income	53,003	17,993	70,996	(9,144)	61,852
Depreciation and amortization	6,909	4,510	11,419	—	11,419
Assets	329,365	235,287	564,652	242,504	807,156
Goodwill	213,941	82,453	296,394	—	296,394

        The following is a schedule of revenue by major product and service:

	2003	2004	2005
	(In thousands)
Critical information	$273,310	$308,161	$339,815
Decision-support tools	38,292	44,206	56,015
Services	34,238	41,602	80,287

Total revenue	$345,840	$393,969	$476,117

        The following is a schedule of revenue and long-lived assets by geographic location:

	2003		2004		2005
	Revenue	Long-lived assets	Revenue	Long-lived assets	Revenue	Long-lived assets
	(In thousands)
United States	$180,307	$160,038	$196,090	$218,653	$245,187	$217,351
United Kingdom	68,541	21,314	56,404	33,763	78,660	34,524
Canada	32,798	53,010	41,747	73,176	47,812	73,612
Switzerland	30,757	38,050	61,647	42,134	64,840	36,040
Rest of world	33,437	9,941	38,081	10,566	39,618	8,903

Total	$345,840	$282,353	$393,969	$378,292	$476,117	$370,430

        Revenue by geographic area is generally based on the location of our subsidiary that receives credit for the sale (which may not correspond to either the billing address of the customer to which it was shipped or the foreign currency in which it was billed). Long-lived assets include property and equipment, net; intangible assets, net; and goodwill.

24. Quarterly Results of Operations (Unaudited)

        The following summarizes certain quarterly results of operations:

	Three Months Ended
	February 28	May 31	August 31		November 30
2004
Revenue	$91,345	$90,042	$94,142		$118,440
Income from continuing operations	13,083	10,718	11,631		27,851
Net income	12,729	10,423	11,231		26,931
Earnings per share (Class A and Class B):
Basic	$0.23	$0.19	$0.20		$0.49
Diluted	$0.23	$0.19	$0.20		$0.49
2005
Revenue	$116,983	$115,145	$117,957		$126,032
Income from continuing operations	13,576	9,328	4,187(a	)	16,956
Net income	13,133	8,646	3,660(a	)	16,358
Earnings per share (Class A and Class B):
Basic	$0.24	$0.16	$0.07(a	)	$0.30
Diluted	$0.23	$0.15	$0.07(a	)	$0.29

(a)
Includes the impact of the third-quarter restructuring charge of $8.3 million and the write-off of previously capitalized initial public offering costs of $4.1 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A. Controls and Procedures

  (a)
  Evaluation of disclosure controls and procedures.

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Annual Report on Form 10-K. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

        Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

  (b)
  Changes in internal control over financial reporting.

        There were no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

        Since 2004 we have invested significant resources to comprehensively document and analyze our system of internal control over financial reporting. We have identified areas requiring improvement, and we are in the process of designing enhanced processes and controls to address issues identified through this review. We plan to continue this initiative as well as prepare for our first management report on internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, for the annual period ending November 30, 2006, which may result in changes to our internal control over financial reporting.

Item 9B. Other Information

        Through November 30, 2005, we had no events that were required to be reported on Form 8-K.

        Subsequent to the end of the fourth fiscal quarter of 2005, the following events occurred. On December 20, 2005, the Compensation Committee (the Committee) of our Board of Directors approved payment of special bonuses to certain executive officers in recognition for their efforts in our initial public offering, including the following: Mr. Sullivan, $100,000; Mr. Mobed, $50,000; and Mr. Tarr, $50,000. On January 18, 2006, Mr. Picasso was awarded an additional nine years of service credit for the purpose of calculating service credit under our pension plan. The foregoing disclosures are provided in lieu of a Current Report on Form 8-K.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information required by this item concerning our executive officers, directors, compliance with Section 16 of the Securities and Exchange Act of 1934 and our code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer is incorporated by reference to the information set forth in the sections entitled "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Election of Directors—Corporate Governance Matters—Code of Conduct" in our Proxy Statement for our 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than March 30, 2006, which is 120 days after the fiscal year ended November 30, 2005.

Item 11. Executive Compensation

        The information required by this item is incorporated by reference to the information set forth in the sections entitled "Election of Directors—Director Compensation" and "Executive Compensation" in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information required by this item is incorporated by reference to the information set forth in the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

        The information required by this item is incorporated by reference to the information set forth in the section entitled "Certain Transactions" in the Proxy Statement.

Item 14. Principal Accounting Fees and Services

        The information required by this item is incorporated by reference to the information set forth in the section entitled "Ratification of Appointment of Independent Registered Public Accounting Firm—Accounting Fees" in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

  (a)
  Index of Financial Statements

        The Financial Statements listed in the Index to Consolidated Financial Statements are filed as part of this report on Form 10-K (see Part II, Item 8- Financial Statements and Supplementary Data).

  (b)
  Index of Exhibits

        The following exhibits are filed as part of this report:

Exhibit Number	Description
3.1*	Form of Amended and Restated Certificate of Incorporation
3.2*	Form of Amended and Restated By-Laws
4.1*	Form of Class A Common Stock Certificate
4.2*	Form of Registration Rights Agreement among IHS Inc. and Urvanos Investments Limited and Urpasis Investments Limited
4.3*	Form of Rights Agreement between IHS Inc. and Computershare Trust Company, Inc., as Rights Agent.
10.1*	Amended and Restated Credit Agreement among IHS Inc., Information Handling Services Group Inc., Information Handling Services Inc., IHS Energy Group Inc., IHS Engineering Group UK Ltd., Petroconsultants S.A., KeyBank National Association, U.S. Bank National Association, Wells Fargo Bank, National Association, and the other lenders party thereto, dated as of January 7, 2005
10.2*	Amended and Restated Stock Purchase Agreement by and among Urpasis Investments Limited, Urvanos Investments Limited, IHS Inc., General Atlantic Partners 82, L.P., GAP Coinvestments III, LLC and GAP Coinvestments IV, LLC, dated as of October 6, 2005.
10.3*	Employment Agreement by and between IHS Inc. and Charles A. Picasso, dated as of October 15, 2004
10.4*	Employment Agreement by and between IHS Inc. and Stephen Green, dated as of November 1, 2004
10.5*	Employment Agreement by and between IHS Inc. and Michael J. Sullivan, dated as of November 1, 2004
10.6*	Employment Agreement by and between IHS Inc. and H. John Oechsle, dated as of November 1, 2004
10.7*	Termination Agreement by and between Robert R. Carpenter and Information Handling Services Group Inc., dated as of August 4, 2004
10.8*	Amendment to Termination Agreement by and between Robert R. Carpenter and Information Handling Services Group Inc., dated as of November 29, 2004
10.9*	Termination Agreement and General Release and Waiver of Claims by and between Randolph A. Weil and Information Handling Services Group Inc., dated as of November 5, 2004
10.10*	Amended and Restated IHS Inc. 2004 Long-Term Incentive Plan
10.11*	IHS Inc. 2004 Directors Stock Plan
10.12*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2004 Restricted Stock Award
10.13*	IHS Inc. 2004 Long-Term Incentive Plan, 2004 Restricted Stock Award for Charles A. Picasso, dated as of December 23, 2004

10.14*	IHS Inc. 2004 Long-Term Incentive Plan, 2004 Restricted Stock Award for Jerre L. Stead, dated as of December 23, 2004
10.15*	IHS Inc. 2004 Long-Term Incentive Plan, 2004 Restricted Stock Award for H. John Oechsle, dated as of December 23, 2004
10.16*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2005 Performance Share Award—IPO—Senior Executive
10.17*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2005 Performance Share Award—IPO—Vice President and Senior Vice President Groups
10.18*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2005 Performance Unit Award—IPO—Vice President and Senior Vice President Groups
10.19*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2005 Restricted Stock Award—IPO—Vice President and Senior Vice President Groups
10.20*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2005 Restricted Stock Unit Award—IPO—Vice President and Senior Vice President Groups
10.21*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2005 Restricted Stock Award—IPO—Senior Director and Director Groups
10.22*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2005 Restricted Stock Unit Award—IPO—Senior Director and Director Groups
10.23*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2005 Restricted Stock Award—IPO—All-Employee Award
10.24*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2005 Restricted Stock Unit Award—IPO—All-Employee Award
10.25*	Offer Under the Non-Qualified Stock Option Plan (Effective December 1, 1998) and the 2002 Non-Qualified Stock Option Plan of IHS Group Inc., dated as of November 22, 2004 (for senior executives)
10.26*	Offer Under the Non-Qualified Stock Option Plan (Effective December 1, 1998) and the 2002 Non-Qualified Stock Option Plan of IHS Group Inc., dated as of November 22, 2004 (for directors and other employees)
10.27*	IHS Inc. Employee Stock Purchase Plan
10.28*	IHS Supplemental Income Plan
10.29*	Summary sheet for nonemployee director compensation
10.30*	Form of Indemnification Agreement between the Company and its Directors
10.31*	IHS Executive Relocation Policy (2004)
10.32*	Letter to Charles Picasso regarding IHS' Cherry Creek Country Club membership, dated February 16, 2005
10.33*	Indemnification Agreement by and between TBG Holdings N.V. and IHS Inc., dated as of March 8, 2005
10.34*	Amendment No. 1, dated as of May 17, 2005, to Indemnification Agreement by and between TBG Holdings N.V. and IHS Inc., dated as of March 8, 2005
10.35*	Contribution Agreement by and between Holland America Investment Corporation and HAIC, Inc., dated as of November 10, 2004
21*	List of Subsidiaries of the Registrant
23.1†	Consent of Ernst & Young LLP
24†	Power of Attorney
31.1†	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act.

31.2†	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act.
32.1†	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement on Form S-1 (No. 333-122565) of the Registrant and incorporated herein by reference.

†
Filed electronically herewith.

(c)
Financial Statement Schedules

        All schedules for the Registrant have been omitted since the required information is not present or because the information is included in the financial statements or notes thereto.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 20, 2006.

IHS INC.
By:	/s/ STEPHEN GREEN
	Name:	Stephen Green
	Title:	Senior Vice President and General Counsel

        Pursuant to the requirements of the Securities Act of 1933, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 20th day of January, 2006.

Signature	Title
/s/ CHARLES A. PICASSO Charles A. Picasso	President and Chief Executive Officer (Principal Executive Officer), Director
/s/ MICHAEL J. SULLIVAN Michael J. Sullivan	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ HEATHER MATZKE-HAMLIN Heather Matzke-Hamlin	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
* Jerre L. Stead	Chairman of the Board
* C. Michael Armstrong	Director
* Steven A. Denning	Director
* Roger Holtback	Director
* Balakrishnan S. Iyer	Director
* Michael Klein	Director
* Richard W. Roedel	Director
* Michael v. Staudt	Director

*By:	/s/ STEPHEN GREEN Stephen Green Attorney-in-Fact

EXHIBIT INDEX

Exhibit Number		Description
3.1	*	Form of Amended and Restated Certificate of Incorporation
3.2	*	Form of Amended and Restated By-Laws
4.1	*	Form of Class A Common Stock Certificate
4.2	*	Form of Registration Rights Agreement among IHS Inc. and Urvanos Investments Limited and Urpasis Investments Limited
4.3	*	Form of Rights Agreement between IHS Inc. and Computershare Trust Company, Inc., as Rights Agent.
10.1	*	Amended and Restated Credit Agreement among IHS Inc., Information Handling Services Group Inc., Information Handling Services Inc., IHS Energy Group Inc., IHS Engineering Group UK Ltd., Petroconsultants S.A., KeyBank National Association, U.S. Bank National Association, Wells Fargo Bank, National Association, and the other lenders party thereto, dated as of January 7, 2005
10.2	*	Amended and Restated Stock Purchase Agreement by and among Urpasis Investments Limited, Urvanos Investments Limited, IHS Inc., General Atlantic Partners 82, L.P., GAP Coinvestments III, LLC and GAP Coinvestments IV, LLC, dated as of October 6, 2005.
10.3	*	Employment Agreement by and between IHS Inc. and Charles A. Picasso, dated as of October 15, 2004
10.4	*	Employment Agreement by and between IHS Inc. and Stephen Green, dated as of November 1, 2004
10.5	*	Employment Agreement by and between IHS Inc. and Michael J. Sullivan, dated as of November 1, 2004
10.6	*	Employment Agreement by and between IHS Inc. and H. John Oechsle, dated as of November 1, 2004
10.7	*	Termination Agreement by and between Robert R. Carpenter and Information Handling Services Group Inc., dated as of August 4, 2004
10.8	*	Amendment to Termination Agreement by and between Robert R. Carpenter and Information Handling Services Group Inc., dated as of November 29, 2004
10.9	*	Termination Agreement and General Release and Waiver of Claims by and between Randolph A. Weil and Information Handling Services Group Inc., dated as of November 5, 2004
10.10	*	Amended and Restated IHS Inc. 2004 Long-Term Incentive Plan
10.11	*	IHS Inc. 2004 Directors Stock Plan
10.12	*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2004 Restricted Stock Award
10.13	*	IHS Inc. 2004 Long-Term Incentive Plan, 2004 Restricted Stock Award for Charles A. Picasso, dated as of December 23, 2004
10.14	*	IHS Inc. 2004 Long-Term Incentive Plan, 2004 Restricted Stock Award for Jerre L. Stead, dated as of December 23, 2004
10.15	*	IHS Inc. 2004 Long-Term Incentive Plan, 2004 Restricted Stock Award for H. John Oechsle, dated as of December 23, 2004
10.16	*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2005 Performance Share Award—IPO—Senior Executive
10.17	*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2005 Performance Share Award—IPO—Vice President and Senior Vice President Groups
10.18	*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2005 Performance Unit Award—IPO—Vice President and Senior Vice President Groups
10.19	*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2005 Restricted Stock Award—IPO—Vice President and Senior Vice President Groups
10.20	*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2005 Restricted Stock Unit Award—IPO—Vice President and Senior Vice President Groups

10.21	*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2005 Restricted Stock Award—IPO—Senior Director and Director Groups
10.22	*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2005 Restricted Stock Unit Award—IPO—Senior Director and Director Groups
10.23	*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2005 Restricted Stock Award—IPO—All-Employee Award
10.24	*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2005 Restricted Stock Unit Award—IPO—All-Employee Award
10.25	*	Offer Under the Non-Qualified Stock Option Plan (Effective December 1, 1998) and the 2002 Non-Qualified Stock Option Plan of IHS Group Inc., dated as of November 22, 2004 (for senior executives)
10.26	*	Offer Under the Non-Qualified Stock Option Plan (Effective December 1, 1998) and the 2002 Non-Qualified Stock Option Plan of IHS Group Inc., dated as of November 22, 2004 (for directors and other employees)
10.27	*	IHS Inc. Employee Stock Purchase Plan
10.28	*	IHS Supplemental Income Plan
10.29	*	Summary sheet for nonemployee director compensation
10.30	*	Form of Indemnification Agreement between the Company and its Directors
10.31	*	IHS Executive Relocation Policy (2004)
10.32	*	Letter to Charles Picasso regarding IHS' Cherry Creek Country Club membership, dated February 16, 2005
10.33	*	Indemnification Agreement by and between TBG Holdings N.V. and IHS Inc., dated as of March 8, 2005
10.34	*	Amendment No. 1, dated as of May 17, 2005, to Indemnification Agreement by and between TBG Holdings N.V. and IHS Inc., dated as of March 8, 2005
10.35	*	Contribution Agreement by and between Holland America Investment Corporation and HAIC, Inc., dated as of November 10, 2004
21	*	List of Subsidiaries of the Registrant
23.1	†	Consent of Ernst & Young LLP
24	†	Power of Attorney
31.1	†	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act.
31.2	†	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act.
32.1	†	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement on Form S-1 (No. 333-122565) of the Registrant and incorporated herein by reference.

†
Filed electronically herewith.