Form 10-Q
period 2006-02-28
IHS Inc.
filed 2006-04-04
CIK 1316360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-32511

IHS INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3769440
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

15 Inverness Way East
Englewood, CO 80112

(Address of Principal Executive Offices)

(303) 790-0600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ YES	☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ YES	☒ NO

As of February 28, 2006, there were 44,794,672 shares of our Class A Common Stock outstanding and 13,750,000 shares of our Class B Common Stock outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

IHS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	As of February 28, 2006	As of November 30, 2005
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$125,729	$132,365
Short-term investments	25,853	27,223
Accounts receivable, net	146,268	136,950
Deferred subscription costs	31,022	27,918
Deferred income taxes	9,547	11,351
Other	9,149	10,638
Total current assets	347,568	346,445
Non-current assets:
Property and equipment, net	48,462	46,580
Intangible assets, net	42,514	27,456
Goodwill, net	320,120	296,394
Prepaid pension asset	89,899	88,516
Other	1,770	1,765
Total non-current assets	502,765	460,711
Total assets	$850,333	$807,156
Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$500	$—
Accounts payable	42,487	41,625
Accrued compensation	13,712	20,135
Accrued royalties	24,218	26,139
Other accrued expenses	28,521	34,975
Income tax payable	7,144	7,726
Deferred subscription revenue	183,443	149,552
Risk management liabilities	—	2,705
Total current liabilities	300,025	282,857
Long-term debt	249	262
Accrued pension liability	7,303	6,824
Accrued post-retirement benefits	20,563	20,278
Deferred income taxes	14,066	15,044
Other liabilities	7,890	4,402
Minority interests	337	309
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.01 par value per share, 80,000,000 shares authorized, 44,794,672 and 44,078,231 issued and outstanding at February 28, 2006 and November 30, 2005, respectively	448	441
Class B common stock, $0.01 par value per share, 13,750,000 shares authorized, issued and outstanding at February 28, 2006 and November 30, 2005	138	138
Additional paid in capital	171,668	168,196
Retained earnings	357,148	343,684
Accumulated other comprehensive loss	(7,119)	(10,486)
Unearned compensation	(22,383)	(24,793)
Total stockholders’ equity	499,900	477,180
Total liabilities and stockholders’ equity	$850,333	$807,156

See accompanying notes.

IHS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per-share amounts)

	Three Months Ended February 28,
	2006	2005

Revenue:
Products	$106,582	$97,325
Services	23,284	19,658
Total revenue	129,866	116,983
Operating expenses:
Cost of revenue:
Products	44,620	42,861
Services	15,148	12,518
Compensation expense related to equity awards	1,095	79
Total cost of revenue	60,863	55,458
Selling, general and administrative	42,804	40,559
Depreciation and amortization	3,370	2,907
Restructuring and offering charges	2	—
Compensation expense related to equity awards	2,571	1,195
Gain on sales of assets, net	—	(617)
Net periodic pension and post-retirement benefits	(726)	(931)
Earnings in unconsolidated subsidiaries	(28)	(28)
Other income, net	(403)	(319)
Total operating expenses	108,453	98,224
Operating income	21,413	18,759
Interest income	914	718
Interest expense	(85)	(502)
Non-operating income, net	829	216
Income from continuing operations before income taxes and minority interests	22,242	18,975
Provision for income taxes	(7,473)	(5,406)
Income from continuing operations before minority interests	14,769	13,569
Minority interests	(25)	7
Income from continuing operations	14,744	13,576
Discontinued operations:
Loss from discontinued operations, net	(1,280)	(443)
Net income	$13,464	$13,133
Income from continuing operations per share:
Basic (Class A and Class B common stock)	$0.26	$0.25
Diluted (Class A and Class B common stock)	$0.26	$0.24
Loss from discontinued operations per share:
Basic (Class A and Class B common stock)	$(0.02)	$(0.01)
Diluted (Class A and Class B common stock)	$(0.02)	$(0.01)
Net income per share:
Basic (Class A and Class B common stock)	$0.24	$0.24
Diluted (Class A and Class B common stock)	$0.24	$0.23
Weighted average shares:
Basic (Class A common stock)	42,125	41,256
Basic (Class B common stock)	13,750	13,750

	Three Months Ended February 28,
	2006	2005

Diluted (Class A common stock)	56,062	56,151
Diluted (Class B common stock)	13,750	13,750

Total compensation expense related to equity awards is comprised of the following:
Cost of products revenue	$1,053	$76
Cost of services revenue	42	3
Selling, general and administrative	2,571	1,195
Discontinued operations	254	—
	$3,920	$1,274

See accompanying notes.

IHS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended February 28,
	2006	2005
	(Unaudited)

Operating activities
Net income	$13,464	$13,133
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	3,370	2,967
Compensation expense related to equity awards (non-cash portion)	3,920	1,274
Gain on sales of assets, net	—	(617)
Impairment of assets of discontinued operations	1,012	—
Net periodic pension and post-retirement benefits	(726)	(931)
Minority interests	25	(7)
Deferred income taxes	702	(30)
Change in assets and liabilities:
Accounts receivable, net	(10,183)	(8,402)
Other current assets	(1,658)	(2,063)
Accounts payable	387	(2,051)
Accrued expenses	(15,629)	(15,927)
Income taxes	(601)	492
Deferred subscription revenue	28,425	23,283
Net cash provided by operating activities	22,508	11,121
Investing activities
Capital expenditures on property and equipment	(2,368)	(930)
Change in other assets	1,991	(949)
Purchase of investments	(5,113)	—
Sales and maturities of investments	6,458	—
Acquisitions of businesses, net of cash acquired	(32,976)	(875)
Net cash provided by investing activities	(32,008)	(2,754)
Financing activities
Net payments on debt	(16)	(17)
Tax benefit from equity compensation plans	1,969	—
Net cash provided by (used in) financing activities	1,953	(17)
Foreign exchange impact on cash balance	911	(87)
Net increase (decrease) in cash and cash equivalents	(6,636)	8,263
Cash and cash equivalents at the beginning of the period	132,365	124,452
Cash and cash equivalents at the end of the period	$125,729	$132,715

See accompanying notes.

IHS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation and Significant Accounting Policies

Nature of Operations

IHS Inc. (IHS, the Company, we, our, or us) is a publicly traded Delaware corporation. We are one of the leading global providers of critical technical information, decision-support tools and services to customers in the energy, defense, aerospace, construction, electronics, and automotive industries.

Consolidation Policy

The consolidated financial statements include the accounts of all wholly owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The accompanying condensed consolidated financial statements include our accounts and the accounts of our majority-owned domestic and foreign subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended November 30, 2005. The results of operations for the three months ended February 28, 2006, are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

The year-end condensed consolidated balance sheet data was derived from the audited November 30, 2005, balance sheet.

Results Subject to Seasonal Variations

Although our business model is broadly subscription based resulting in recurring revenue and cash flow, our business does have seasonal aspects. For example, certain sales of non-deferred subscriptions occur most frequently in our first and fourth quarters. Consequently, we generally recognize a greater percentage of our revenue and income in those quarters. Also, our first quarter benefits from the inclusion of the results from CERAWeek, an annual energy executive gathering.

Subscriptions are generally paid in full within one to two months after the subscription period commences. As a result, the timing of our cash flows generally precedes the recognition of revenue and income. Due to the historical timing and alignment of our sales to correspond to certain of our customers’ budget and funding cycles, our cash flow provided by operating activities tends to be higher in our first fiscal quarter as we receive subscription payments.

Use of Estimates

The preparation of interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to the allowances for doubtful accounts, fair value of marketable securities and investments, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Compensation Expense Related to Share-Based Awards

We adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, effective December 1, 2005, the first day of our 2006 fiscal year. SFAS 123(R) is a revision of SFAS No. 123. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

1.     A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

2.     A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We elected to use the modified prospective method. During the quarter ended February 28, 2006, we had unvested performance shares, performance unit awards, restricted shares, and restricted stock awards outstanding. During the quarter ended February 28, 2005, we had unvested restricted shares outstanding. In each instance, compensation expense for these equity-based awards is calculated based on the fair value of our Class A common stock on the grant date. Initially, additional paid-in capital is recorded based on the fair market value of our Class A common shares on the grant date, and an offsetting entry is recorded to unearned compensation, also an equity account. The unearned compensation is amortized to compensation expense related to equity awards over the vesting period using the straight-line method.

Income Taxes

Our effective quarterly tax rate is estimated based upon the effective tax rate expected to be applicable for the full fiscal year.

Our effective tax rate for the first quarter of 2006 was 33.6% compared to 28.5% for the prior-year period. The lower rate in 2005 was due to recognition of the benefits resulting from the favorable settlements of a Canadian and an IRS audit. There were no discrete period items in 2006.

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

Our authorized capital stock consists of 80,000,000 shares of Class A common stock and 13,750,000 shares of Class B common stock. These classes have equal dividend rights and liquidation rights. However, the holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share on all matters to be voted upon by the stockholders. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock and will automatically convert, without any action by the holder, upon the earlier of the occurrence of specified events or November 16, 2009.

We use the two-class method for computing basic and diluted EPS amounts. We calculated undistributed earnings as follows:

	Three Months Ended February 28,
	2006	2005
	(In thousands)
Net income	$13,464	$13,133
Less: dividends	—
Undistributed earnings	$13,464	$13,133

Weighted average common shares outstanding are calculated as follows:

	Three Months Ended February 28,
	2006		2005
	Class A	Class B	Class A	Class B
	(In thousands)
Weighted average common shares outstanding:
Shares used in basic per-share calculation	42,125	13,750	41,256	13,750
Effect of dilutive securities:
Deferred stock units	145		1,069	—
Restricted shares	42	—	76
Assumed conversion of Class B shares	13,750	—	13,750	—
Shares used in diluted per-share calculation	56,062	13,750	56,151	13,750

Undistributed earnings and calculated basic and diluted EPS amounts are calculated as follows:

	Three Months Ended February 28,
	2006		2005
	Class A	Class B	Class A	Class B
	(In thousands)
Basic
Weighted average shares outstanding	42,125	13,750	41,256	13,750
Divided by: Total weighted average shares outstanding (Class A and Class B)	55,875	55,875	55,006	55,006
Multiplied by: Undistributed earnings	$13,464	$13,464	$13,133	$13,133
Subtotal	$10,151	$3,313	$9,850	$3,283
Divided by: Weighted average shares outstanding	42,125	13,750	41,256	13,750
Earnings per share	$0.24	$0.24	$0.24	$0.24

Diluted
Weighted average shares outstanding	56,062	13,750	56,151	13,750
Divided by: Total weighted average shares outstanding (Class A and Class B)	56,062	56,062	56,151	56,151
Multiplied by: Undistributed earnings	$13,464	$13,464	$13,133	$13,133
Subtotal	$13,464	$3,302	$13,133	$3,216
Divided by: Weighted average shares outstanding	56,062	13,750	56,151	13,750
Earnings per share	$0.24	$0.24	$0.23	$0.23

Capital Structure

For the three months ended February 28, 2006, our capital structure changed as follows:

	Class A common shares	Unvested Restricted shares	Unvested Performance shares	Total Class A common shares

Balances, November 30, 2005	41,536,517	2,187,204	354,510	44,078,231
Granted	—	63,000	4,380	67,380
Vested equity awards(a)	695,387	(7,500)	—	687,887
Forfeited	—	(38,826)	—	(38,826)
Balances, February 28, 2006	42,231,904	2,203,878	358,890	44,794,672

(a)       Vested equity awards were primarily comprised of 687,887 deferred stock units, which represented rights to shares of our Class A common stock but not actual Class A shares prior to vesting and delivery.

There was no change to the number of Class B common shares outstanding during the three months ended February 28, 2006.

Derivatives

We follow the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in our condensed consolidated balance sheet as either a risk management asset or risk management liability measured at its fair value, with changes in the fair value of qualifying hedges recorded in other comprehensive income. SFAS 133 requires that changes in a derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allows a derivative’s gains and losses to offset the related results of the hedged item and requires us to formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. Based on the criteria established by SFAS 133, all of our qualifying hedges, consisting of foreign-currency forward contracts, are deemed effective. While we expect that our derivative instruments will continue to meet the conditions for hedge accounting, if the hedges did not qualify as effective or if we did not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in earnings. We do not believe we are exposed to more than a nominal amount of credit risk in our hedging activities, as our counter party is an established, well-capitalized financial institution.

Our Swiss subsidiary’s local currency is its functional currency. The functional currency is used to pay labor and other operating costs, and it also has certain other operating costs which are denominated in British Pound Sterling. However, this subsidiary bills and collects principally in U.S. dollars. Beginning January 2005, to hedge our Swiss subsidiary’s foreign-currency risk, we effectively converted a portion of our Swiss subsidiary’s calendar-year 2005 sales and operating expenses which are denominated in foreign currencies into the local currency using forward contracts. We have not entered into similar contracts to hedge our Swiss subsidiary’s calendar-year 2006 sales and operating expenses. Our Swiss subsidiary’s revenue transactions are subscription-based and, consequently, they are deferred initially and recognized ratably into earnings over the course of the subscription period, generally twelve months. Accordingly, our related hedges are accounted for in the same fashion. As a result, we expect all of the $2.7 million unrealized loss on foreign currency hedges in accumulated other comprehensive income at February 28, 2006 will be reclassified into earnings by the end of December 2006.

During the quarter ended February 28, 2006, we recorded losses of $1.1 million in revenue and gains of $0.1 million in cost of revenue in the accompanying consolidated statements of operations for settled forward-exchange contracts. During the quarter ended February 28, 2005, we recorded losses of less than $0.1 million in revenue and gains of less than $0.1 million in cost of revenue in the accompanying consolidated statements of operations for settled forward-exchange contracts.

As of February 28, 2006, we had no risk management assets or liabilities associated with foreign exchange contracts on our condensed consolidated balance sheet as all such transactions had settled early in the first quarter. As of November 30, 2005, we had current risk management liabilities of $2.7 million and current risk management assets of $0.1 million associated with foreign-exchange contracts, consisting of the fair market value of forward-exchange contracts.

Additionally, for our Swiss subsidiary, we effectively converted a portion of its U.S.-dollar-denominated accounts receivable to its local currency. As of February 28, 2006, the notional amount of this contract was $29.8 million. As of November 30, 2005, the notional amount of this contract was $7.2 million. During the quarters ended February 28, 2006 and 2005, we recorded losses of approximately $0.2 million and $0.3 million, respectively, in other (income) expense, net for settled foreign exchange contracts. Our accounts receivable hedges do not qualify for hedge accounting.

New Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS 154 applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement that do not include explicit transition provisions. SFAS No. 154 requires that a change in accounting principle be retroactively applied instead of including the cumulative effect in the income statement. The correction of an error will continue to require financial statement restatement. A change in accounting estimate will continue to be accounted for in the period of change and in subsequent periods, if necessary. SFAS No. 154 became effective for fiscal years beginning after December 31, 2005. We will follow the provisions of this statement in the event of a future accounting change.

2.     Acquisition

On December 1, 2005, we acquired the assets of a content-and-data-services (CDS) business for approximately $33 million that serves all of the industries targeted by our Engineering segment. The purchase price was paid from existing cash on hand at the acquisition date. The acquisition was accounted for using the purchase method of accounting. Our unaudited condensed consolidated financial statements include all the assets and liabilities acquired and the results of operations from the date of acquisition. Pro forma results of the acquired business have not been presented as they did not have a material impact on our results of operations.

The purchase price for this acquisition was initially allocated as follows (in thousands):

Assets:
Current assets	$—
Property and equipment	250
Intangible assets	15,420
Goodwill	21,685
Deferred tax assets	—
Total assets	37,355
Liabilities:
Current liabilities	4,379
Long-term liabilities
Total liabilities	4,379
Purchase price	$32,976

3.     Restructuring and Offering Charges

A summary of the restructuring and offering charges follows (in thousands):

	Three Months Ended February 28,
	2006	2005
Restructuring charge	$(18)	$—
Offering costs	20	—
Total	$2	$—

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

The restructuring charge was incurred in its entirety during the third quarter of 2005. Approximately $4.4 million and $3.8 million of the restructuring charge related to our Engineering segment and certain unallocated corporate costs, respectively. Our Energy segment did not have a restructuring charge. The restructuring charge was comprised of the following (in thousands):

Employee severance and other termination benefits	$5,947
Accelerated vesting of restricted stock	2,130
Contract-termination costs	167
Total	$8,244

A reconciliation of the related accrued restructuring liability from November 30, 2005 to February 28, 2006 was as follows:

	Employee Severance and Other Termination Benefits	Accelerated Vesting of Restricted Shares	Contract Termination Costs	Total
	(In thousands)
Beginning balance	$399	$—	$—	$399
Add: Restructuring costs incurred	—	—	—	—
Less: Amount reversed during the quarter ended February 28, 2006	(18)	—	—	(18)
Less: Amount paid during the quarter ended February 28, 2006	(175)	—	—	(175)
Ending balance	$206	$—	$—	$206

4.     Discontinued Operations

During the third quarter of 2005, a business in our Energy segment was classified as being held for sale. We continually evaluate opportunities to align our business activities within core operations. The business held for sale is a manufacturing operation, which is not a part of our core operations. We recently entered into a non-binding letter of agreement to sell the business to an unrelated third party, and we believe it is probable that it will be sold by the third quarter of 2006. During the first quarter of 2006, we revised our estimate, and wrote down the value, of the assets of the discontinued operation $1.0 million based on what we had experienced to date in the sales process.

For all of the periods presented, the related results of operations are shown as a discontinued operation, net of tax, in our condensed consolidated statements of operations and cash flows.

The carrying amounts of the major classes of related assets and liabilities were as follows:

	February 28, 2006	November 30, 2005
	(In thousands)

Assets
Accounts receivable, net	$214	$85
Inventories	398	774
Property and equipment, net	104	104
Intangible assets	—	665
Deferred tax asset	454	304
Liabilities
Accounts payable	$82	$141
Accrued expenses	275	209

Operating results of the discontinued operations for the three months ended February 28, 2006 and 2005 were as follows:

	Three Months Ended February 28,
	2006	2005
	(In thousands)
Revenue	$179	$54
Loss from discontinued operations	$(1,905)	$(714)
Tax benefit	625	271
Loss from discontinued operations, net	$(1,280)	$(443)

5.     Marketable Securities

At February 28, 2006, we owned only short-term investments which were classified as available-for-sale securities and reported at fair value as follows:

	Gross Amortized Cost	Unrealized Holding Losses	Estimated Fair Value
	(In thousands)
Municipal securities	$25,850	$(28)	$25,822
Other	31	—	31
Total	$25,881	$(28)	$25,853

We use the specific-identification method to account for gains and losses on securities. Realized gains on sales of marketable securities included within other income (expense) were immaterial for the three months ended February 28, 2006. At February 28, 2005, we did not have any investments.

We review all marketable securities to determine if any decline in value is other than temporary. We have concluded that the decline in value as of February 28, 2006 is temporary.

6.     Commitments and Contingencies

We are a party to various legal proceedings that arise in the ordinary course of business. In the opinion of management, none of these actions, either individually or in the aggregate, is expected to have a material adverse affect on our financial condition, liquidity or results of operations.

7.     Other Comprehensive Income (Loss)

Our comprehensive income (loss) for the three months ended February 28, 2006 and 2005 was as follows:

	Three Months Ended February 28,
	2006	2005
Net income	$13,464	$13,133
Other comprehensive income (loss):
Foreign currency translation adjustment	2,664	(1,856)
Minimum pension liability adjustment	(69)	—
Unrealized gains on foreign currency hedges, net of tax	761	—
Unrealized gains on short-term investments, net of tax	11	671
Total other comprehensive income, net of tax	$16,831	$11,948

At February 28, 2006, our accumulated comprehensive loss consisted of the following:

	Foreign currency translation adjustments	Minimum pension liability adjustment	Unrealized gains (losses) on foreign-currency hedges	Unrealized gains (losses) on short- term investments	Accumulated other comprehensive income (loss)
	(In thousands)
Balances, November 30, 2005	$(2,011)	$(5,443)	$(3,004)	$(28)	$(10,486)
Current period activity	2,664	(69)	761	11	3,367
Balances, February 28, 2006	$653	$(5,512)	$(2,243)	$(17)	$(7,119)

8.     Employee Retirement Plans

Our net periodic pension (income) expense was comprised of the following:

	Three Months Ended February 28, 2006			Three Months Ended February 28, 2005
	U.S. Plan	U.K. Plan	Total	U.S. Plan	U.K. Plan	Total
	(In thousands)
Service costs incurred	$911	$212	$1,123	$669	$207	$876
Interest costs on projected benefit obligation	2,709	369	3,078	2,777	385	3,162
Expected return on plan assets	(5,060)	(352)	(5,412)	(5,332)	(341)	(5,673)
Amortization of prior service cost	(33)		(33)	16	—	16
Amortization of actuarial loss	231	141	372	—	188	188
Amortization of transitional obligation/(asset)	(142)	—	(142)	(142)	—	(142)
Net periodic pension benefit (income) expense	$(1,384)	$370	$(1,014)	$(2,012)	$439	$(1,573)

We also incurred approximately $0.2 million and $0.1 million of expense related to our Supplemental Income Plan for three months ended February 28, 2006 and 2005, respectively.

Our net periodic post-retirement benefit expense was comprised of the following for the three months ended February 28:

	2006	2005
	(In thousands)
Service costs incurred	$177	$210
Interest costs	294	367
Amortization of prior service cost	(269)	—
Amortization of net actuarial loss	86	65
Net periodic post-retirement benefit expense	$288	$642

During the first quarter of 2006, the human resources committee of our board of directors amended our retiree-medical plan. The new plan design does not cover prescription drug coverage post-Medicare so there is no additional impact from the Medicare Modernization Act.

During the three months ended February 28, 2006, we notified our employees of certain changes adopted by the human resources committee of our board of directors regarding our U.S. pension and post-retirement benefit plans. These changes take effect May 1, 2006. However, we began recording the effect of these changes as of February 1, 2006, the approximate date the changes were communicated to our employees.

9.     Segment Information

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

Information as to the operations of our two segments is set forth below based on the nature of the offerings. Our Chairman and Chief Executive Officer and their direct reports represent our chief operating decision maker, and they evaluate segment performance based primarily on revenue and operating profit. The accounting policies of our segments are the same as those described in the summary of significant accounting policies (see Note 2 to our 2005 Form 10-K).

No single customer accounted for 10% or more of our total revenue for the three months ended February 28, 2006 or 2005. There are no material inter-segment revenues for any period presented.

As shown below, certain corporate transactions are not allocated to the reportable segments. Amounts not allocated include corporate-level restructuring and offering charges, compensation expense related to equity awards, net periodic pension and post-retirement benefits income, corporate-level impairments, and gains on sales of corporate assets.

	Energy	Engineering	Segment Totals	Amounts not Allocated	Consolidated Total
	(In thousands)
Three Months Ended February 28, 2006
Revenue	$68,237	$61,629	$129,866	$—	$129,866
Segment operating income	16,148	8,225	24,373	(2,960)	21,413
Depreciation and amortization	1,806	1,564	3,370	—	3,370
Three Months Ended February 28, 2005
Revenue	$58,098	$58,885	$116,983	$	$116,983
Segment operating income	12,283	6,202	18,485	274	18,759
Depreciation and amortization	1,770	1,137	2,907	—	2,907

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The preceding discussion contains statements that relate to IHS’s future plans, objectives, expectations, performance, events and the like that may constitute “forward-looking statements” within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Words such as “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “seeks,” “plan,” “project,” “continue,” “predict” and other words or expressions of similar meaning are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements are based on our current expectations about future events or results and information that is currently available to us, involve assumptions, risks and uncertainties, and speak only as of the date on which such statements are made. Our actual results may differ materially from those expressed or implied in these forward-looking statements. Those factors include, but are not limited to, our ability to obtain content from third parties (including Standards Development Organizations) on commercially reasonable terms, changes in demand for IHS’s products and services, changes in the energy industry, our ability to develop new products and services, pricing and other competitive pressures, risks associated with the integration of acquisitions, changes in laws and regulations governing our business and certain other factors discussed under the caption “Risk Factors” in the MD&A section of our 2005 Form 10-K, and in our other filings with the SEC. IHS undertakes no duty to update, whether as a result of new information, future events or otherwise, unless required by law.

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

Our Engineering segment provides offerings in two broad categories of products:  technical standards and parts information. These products include a broad range of technical specifications and standards, regulations, parts data, design guides, and other information for customers in our targeted industries. We also have expertise in developing decision-support tools that enhance the accessibility and usability of this information. We offer targeted advisory services that are designed to maximize the utilization and integration of our information within our customers’ business processes. We serve some of the largest engineering-intensive companies around the world in the defense, aerospace, construction, electronics, and automotive industries. For example, we provide some of the largest aerospace companies with desktop access to industry specifications and standards; parts, logistics, and procurement data; engineering methods; and related analytical tools.

We sell our offerings primarily through subscriptions. As a result of our subscription-based business model and historically high renewal rates, we generate recurring revenue and cash flow. We generally recognize revenue from subscriptions (which are usually for one-year periods) ratably over the term of the subscription. However, our business does have seasonal aspects. For example, certain sales of non-deferred subscriptions occur most frequently in our first and fourth quarters. Consequently, we generally recognize a greater percentage of our revenue and income in those quarters. Also, our first quarter benefits from the inclusion of the results from CERAWeek, an annual energy executive gathering.

Subscriptions are generally paid in full within one to two months after the subscription period commences. As a result, the timing of our cash flows generally precedes the recognition of revenue and income. Due to the historical timing and alignment of our sales to correspond to certain of our customers’ budget and funding cycles, our cash flow provided by operating activities tends to be higher in our first fiscal quarter as we receive subscription payments.

We serve some of the world’s largest corporations across multiple industries, as well as governments and other organizations, in more than 100 countries. We generate approximately half of our total revenue from outside the United States. Our primary operations outside the United States are in the United Kingdom, Canada, and Switzerland. Our operating profit outside the United States has historically exceeded our domestic operating profit.

Pensions and Post-retirement Benefits

During the three months ended February 28, 2006, we notified our employees of certain changes adopted by the human resources committee of our board of directors regarding our U.S. pension and post-retirement benefit plans. These changes take effect May 1, 2006. As a result of these changes, we expect our net periodic pension and post-retirement benefit income to increase during fiscal year 2006 compared to fiscal year 2005 and then decline for the foreseeable future.

Acquisition

On December 1, 2005, we acquired the assets of a content-and-data-services (CDS) business for approximately $33 million that serves all of the industries targeted by our Engineering segment. The purchase price was paid from existing cash on hand at the acquisition date. The acquisition was accounted for using the purchase method of accounting. Our unaudited condensed consolidated financial statements include all the assets and liabilities acquired and the results of operations from the date of acquisition. Pro forma results of the acquired business have not been presented as they did not have a material impact on our results of operations.

The purchase price for this acquisition was initially allocated as follows (in thousands):

Assets:
Current assets	$—
Property and equipment	250
Intangible assets	15,420
Goodwill	21,685
Deferred tax assets	—
Total assets	37,355
Liabilities:
Current liabilities	4,379
Long-term liabilities	—
Total liabilities	4,379
Purchase price	$32,976

Results of Operations

Segment Information

Set forth below is our revenue and operating income for our Energy and Engineering segments for the three months ended February 28, 2006 and 2005. Certain corporate transactions are not allocated to our operating segments. Unallocated amounts include corporate-level restructuring and offering charges, compensation expense related to equity awards, net periodic pension and post-retirement benefits income, corporate-level impairments, and gains on sales of corporate assets.

	Three Months Ended February 28,
	2006	2005
	(In thousands)
Energy revenue	$68,237	$58,098
Engineering revenue	61,629	58,885
Consolidated revenue	$129,866	$116,983
Energy operating income	$16,148	$12,283
Engineering operating income	8,225	6,202
Total segment operating income	24,373	18,485
Adjustments(1)	(2,960)	274
Consolidated operating income	$21,413	$18,759

(1)           Includes the following items:

	Three Months Ended February 28,
	2006	2005
	(In thousands)
Corporate-level restructuring and offering charges	$(20)	$—
Compensation expense related to equity awards	(3,666)	(1,274)
Gain on sales of corporate assets, net	—	617
Net periodic pension and post-retirement benefits	726	931
	$(2,960)	$274

Three Months Ended February 28, 2006 Compared to the Three Months Ended February 28, 2005

Revenue. Revenue was $129.9 million for the three months ended February 28, 2006 compared to $117.0 million for the three months ended February 28, 2005, an increase of $12.9 million or 11%. Revenue increased primarily due to organic growth, which contributed $13.7 million. Increased revenue from acquisitions of approximately $2.7 million was more than offset by $3.5 million in the impact of foreign currency.

Revenue for our Energy segment was $68.2 million for the three months ended February 28, 2006 compared to $58.1 million for the three months ended February 28, 2005, an increase of $10.1 million or 17%. The increase was principally due to organic growth, which contributed $11.0 million, partially offset by $0.9 million of adverse foreign currency movements. Organic growth in 2006 was driven by an expanding subscription base, price increases, and the contributions of certain items unique to the first quarter, such as CERAWeek and the sale of certain U.K. sub-surface information as a result of a periodic government auction of exploration-and-production rights.

Revenue for our Engineering segment was $61.6 million for the three months ended February 28, 2006 compared to $58.9 million for the three months ended February 28, 2005, an increase of $2.7 million or 5%. Acquisitions contributed $2.8 million and organic growth added $2.7 million. These increases were partially offset by $2.7 million of adverse foreign currency movements. Organic growth was principally driven by increased sales within our specification and standards and parts-management offerings.

Cost of Revenue. Cost of revenue was $60.9 million for the three months ended February 28, 2006 compared to $55.5 million for the three months ended February 28, 2005, an increase of $5.4 million or 10%. As a percentage of revenue, cost of revenue decreased to 46.9% from 47.4%. Margins within our Energy segment increased principally due to the additional revenue discussed above, our ability to leverage a relatively fixed cost structure, and lower information technology spending. Margins within our Engineering segment remained relatively flat as the cost savings garnered from last year’s restructuring were largely offset by individually immaterial items, including slightly higher effective royalty rates related to sales of critical information, our primary source of Engineering revenue.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) were $42.8 million for the three months ended February 28, 2006 compared to $40.6 million for the three months ended February 28, 2005, an increase of $2.2 million or 6%. As a percentage of revenue, selling, general and administrative expenses were 33.0% for the three months ended February 28, 2006, down from 34.7% for the three months ended February 28, 2005. SG&A increased primarily due to increased sales-and-marketing and back-office costs to support increased sales, and, at the corporate level, increased costs related to our first year as a public company. Cost savings from our third-quarter 2005 restructuring partially offset the above. Acquisitions contributed $0.7 million of the increase. Foreign currency movements partially offset the above by $0.9 million.

Depreciation and Amortization Expenses. Depreciation and amortization expenses were $3.4 million for the three months ended February 28, 2006, compared to $2.9 million for the three months ended February 28, 2005, an increase of $0.5 million or 16%. The increase was primarily due to acquisitions.

Compensation Expense Related to Equity Awards. Compensation expense related to equity awards was $3.9 million for the three months ended February 28, 2006, compared to $1.3 million for the three months ended February 28, 2005, an increase of $2.6 million or 207%. The increased expense primarily stems from costs associated with our equity awards granted at the time of our November 2005 initial public offering.

Net Gain on Sales of Assets. Net gain on sales of assets were $0.6 million for the three months February 28, 2005. There were no gains or losses on sales of assets for the three months ended February 28, 2006.

Operating Income. Operating income was $21.4 million for the three months ended February 28, 2006, compared to $18.8 million for the three months ended February 28, 2005, an increase of $2.7 million or 14%. As a percentage of revenue, operating income increased to 16.5% for the three months ended February 28, 2006 from 16.0% for the three months ended February 28, 2005.

Operating income for our Energy segment was $16.1 million for the three months ended February 28, 2006 compared to $12.3 million for the three months ended February 28, 2005, an increase of $3.9 million or 31%. The increase was primarily attributable to increased revenue discussed above coupled with a relatively fixed cost structure. First-quarter 2006 also benefited from certain events unique to the quarter, such as increased attendance and sponsorships for CERAWeek and the sale of certain U.K. sub-surface information as a result of a periodic government auction of exploration-and-production rights.

 Operating income for our Engineering segment was $8.2 million for the three months ended February 28, 2006 compared to $6.2 million for the three months ended February 28, 2005, an increase of $2.0 million, or 33%. Operating income increased primarily due to increased sales combined with cost savings resulting from our third-quarter 2005 restructuring.

Interest Expense. Interest expense was $0.1 million for the three months ended February 28, 2006 compared to $0.5 million for the three months February 28, 2005, a decrease of $0.4 million. In the first quarter of 2005, we wrote off certain deferred financing costs associated with our previous credit facility as we entered into a new credit facility in January 2005.

Provision for Income Taxes. Our effective tax rate for the three months ended February 28, 2006 was 33.6%, compared to 28.5% for the three months ended February 28, 2005. The lower rate in 2005 was due to recognition of the benefits resulting from the favorable settlements of certain tax audits. There were no similar discrete items in 2006.

Loss from Discontinued Operations, Net. Loss from discontinued operations, net was $1.3 million for the three months ended February 28, 2006 compared to $0.4 million for the three months ended February 28, 2005, an increase of $0.8 million. We recently entered into a non-binding letter of interest to sell the business to an unrelated third party, and we believe it is probable it will be sold by the third quarter of 2006. During the first quarter of 2006, we revised our estimate, and wrote down the value, of the assets of the discontinued operation based on what we had experienced to date in the sales process.

Financial Condition

Accounts Receivable, Net. Accounts receivable, net was $146.3 million as of February 28, 2006, compared to $137.0 million, an increase of $9.3 million or 7%. The increase was primarily attributable to the seasonal nature of our invoicing which generally peaks during the first quarter. Exclusive of the effects of foreign exchange and acquisitions, our accounts receivable balance rose approximately 11%, in line with our revenue increase.

Intangibles Assets, Net. Intangible assets, net were $42.5 million as of February 28, 2006, compared to $27.5 million as of November 30, 2005, an increase of $15.1 million or 55%. The increase was attributable to our December 1, 2005 acquisition.

Goodwill, Net. Goodwill, net was $320.1 million as of February 28, 2006, compared to $296.4 million as of November 30, 2005, an increase of $23.7 million or 8%. The increase was attributable to our December 1, 2005 acquisition.

Deferred Revenue. Deferred revenue was $183.4 million as of February 28, 2006, compared to $149.6 million as of November 30, 2005, an increase of $33.9 million or 23%. The increase was primarily attributable to the seasonal nature of our invoicing which generally peaks during the first quarter. Exclusive of the effects of foreign exchange and acquisitions, our deferred revenue balance rose approximately 13%, in line with our revenue increase.

Liquidity and Capital Resources

As of February 28, 2006, we had cash and cash equivalents of $125.7 million, short-term investments of $25.9 million, and virtually no debt. We have generated strong cash flows from operations over the last few years. As a result of these factors, as well as the availability of funds under our credit facility, we believe we will have sufficient cash to meet our working capital and capital expenditure needs.

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

Cash Flows

Net cash provided by operating activities was approximately $22.5 million for the three months ended February 28, 2006, compared to $11.1 million for the three months ended February 28, 2005, an increase of $11.4 million. The increase was primarily generated by higher sales combined with increasing margins. First-quarter 2005 cash flow from operations was diminished by a $9.9 million payment related to the settlement of a previously existing stock option plan. However, first-quarter 2006 net cash provided by operations was similarly reduced by an incremental $5.2 million in performance-based incentive payments and $2.7 million paid to settle foreign exchange hedges.

Net cash used in investing activities was approximately $32.0 million for the three months ended February 28, 2006, compared to $2.8 million for the three months ended February 28, 2005. We disbursed approximately $33 million on December 1, 2005 for the purchase of a content-and-data-services business for our Engineering segment.

Net cash provided by financing activities was $2.0 million for the three months ended February 28, 2006. Net cash used in financing activities was less than $0.1 million during the three months ended February 28, 2005. Beginning first quarter 2006, we adopted SFAS No. 123(R), Share-Based Payment. This standard amended SFAS

No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. Accordingly, we recognized a $2.0 million benefit during the first quarter of 2006; no similar benefit was recognized in the first quarter of 2005.

Credit Facility

We are a party to a $125 million unsecured revolving credit agreement (the Revolver), which has a feature allowing us to increase the facility to a maximum of $250 million. The agreement expires in January 2010.

The interest rates for borrowing under the Revolver are based upon our Leverage Ratio, which is the ratio of Consolidated Funded Indebtedness to rolling four quarter Consolidated Earnings Before Interest Expense, Taxes, Depreciation and Amortization (EBITDA), as defined in the Revolver. The rate ranges from the applicable LIBOR plus 75 basis points to 160 basis points or the agent bank’s base rate. The facility fee is payable periodically and is 15 or 25 basis points based upon our Leverage Ratio. The Revolver contains certain financial and other covenants, including limitations on capital lease obligations, maximum Leverage Ratio, and maintenance of a Fixed Charge Coverage Ratio, as defined in the Revolver.

As of February 28, 2006, we were in compliance with all of the covenants in the agreement and had no outstanding borrowings. However, we had letters of credit totaling approximately $1.60 million as of February 28, 2006.

Off-Balance Sheet Transactions

We have no off-balance sheet transactions.

Critical Accounting Policies

Our management makes a number of significant estimates, assumptions and judgments in the preparation of our financial statements. See “Management’s Discussion and Analysis and Results of Operations—Critical Accounting Policies and Estimates” in our 2005 Form 10-K for a discussion of the estimates and judgments necessary in our accounting for revenue recognition, valuation of long-lived and intangible assets and goodwill, income taxes and pension and post-retirement benefits.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

For information regarding our exposure to certain market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2005 Form 10-K. There were no material changes to our market risk exposure during the first three months of 2006.

You should also read “Derivatives” included in Note 1 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

Item 4.    Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this Form 10-Q. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

There were no changes in our internal control over financial reporting that occurred during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time, we are involved in litigation, most of which is incidental to our business. In our opinion, no litigation to which we currently are a party is likely to have a material adverse effect on our results of operations or financial condition.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 6.    Exhibits

(a)   Index of Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description
10.1*	Employment Agreement by and between IHS Inc. and Jeffrey R. Tarr, dated as of December 1, 2004.

10.2*	Employment Agreement by and between IHS Inc. and Rohinton Mobed, dated as of November 1, 2004.

10.3*	Director Compensation Agreement

31.1*	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act.

31.2*	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*      Filed electronically herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 4, 2006.

IHS INC.

By:	/s/ Heather Matzke-Hamlin
	Name:	Heather Matzke-Hamlin
	Title:	Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Employment Agreement by and between IHS Inc. and Jeffrey R. Tarr, dated as of December 1, 2004.

10.2*	Employment Agreement by and between IHS Inc. and Rohinton Mobed, dated as of November 1, 2004.

10.3*	Director Compensation Agreement

31.1*	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act.

31.2*	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*      Filed electronically herewith.