Form 10-Q
period 2006-05-31
IHS Inc.
filed 2006-07-11
CIK 1316360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-32511

IHS INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3769440
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

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

As of May 31, 2006, there were 44,976,727 shares of our Class A Common Stock outstanding and 13,750,000 shares of our Class B Common Stock outstanding.

TABLE OF CONTENTS

PART I
Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II
Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 4.	Submission of Matters to a Vote of Security Holders
Item 6.	Exhibits

SIGNATURE

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IHS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	As of May 31, 2006	As of November 30, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$169,997	$132,365
Short-term investments	19,179	27,223
Accounts receivable, net	109,515	136,950
Deferred subscription costs	34,604	27,918
Deferred income taxes	11,419	11,351
Other	8,051	10,638
Total current assets	352,765	346,445
Non-current assets:
Property and equipment, net	51,795	46,580
Intangible assets, net	42,399	27,456
Goodwill, net	326,315	296,394
Prepaid pension asset	91,002	88,516
Other	2,894	1,765
Total non-current assets	514,405	460,711
Total assets	$867,170	$807,156
Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$602	$—
Accounts payable	22,203	41,625
Accrued compensation	15,096	20,135
Accrued royalties	22,385	26,139
Other accrued expenses	34,551	34,975
Income tax payable	8,022	7,726
Deferred subscription revenue	189,596	149,552
Risk management liabilities	—	2,705
Total current liabilities	292,455	282,857
Long-term debt	74	262
Accrued pension liability	7,940	6,824
Accrued post-retirement benefits	20,072	20,278
Deferred income taxes	15,291	15,044
Other liabilities	6,966	4,402
Minority interests	272	309
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.01 par value per share, 80,000,000 shares authorized, 44,976,727 and 44,078,231 issued and outstanding at May 31, 2006 and November 30, 2005, respectively	450	441
Class B common stock, $0.01 par value per share, 13,750,000 shares authorized, issued and outstanding at May 31, 2006 and November 30, 2005	138	138
Additional paid in capital	153,624	168,196
Retained earnings	370,082	343,684
Accumulated other comprehensive loss	(194)	(10,486)
Unearned compensation	—	(24,793)
Total stockholders’ equity	524,100	477,180
Total liabilities and stockholders’ equity	$867,170	$807,156

See accompanying notes.

IHS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per-share amounts)

	Three Months Ended May 31,		Six Months Ended May 31,
	2006	2005	2006	2005
	(Unaudited)
Revenue:
Products	$110,483	$96,599	$217,065	$193,924
Services	22,372	18,546	45,656	38,204
Total revenue	132,855	115,145	262,721	232,128
Operating expenses:
Cost of revenue:
Products	46,820	44,799	91,440	87,660
Services	15,291	12,372	30,439	24,890
Compensation expense related to equity awards	1,071	76	2,166	155
Total cost of revenue	63,182	57,247	124,045	112,705
Selling, general and administrative	44,580	42,514	87,384	83,073
Depreciation and amortization	3,342	2,859	6,712	5,766
Restructuring and offering charges	—	—	2	—
Compensation expense related to equity awards	3,288	1,154	5,859	2,349
Gain on sales of assets, net	—	(714)	—	(1,331)
Net periodic pension and post-retirement benefits	(1,218)	(939)	(1,944)	(1,870)
Earnings in unconsolidated subsidiaries	(102)	(21)	(130)	(49)
Other expense (income), net	1,223	7	820	(312)
Total operating expenses	114,295	102,107	222,748	200,331
Operating income	18,560	13,038	39,973	31,797
Interest income	1,458	934	2,372	1,652
Interest expense	(67)	(81)	(152)	(583)
Non-operating income, net	1,391	853	2,220	1,069
Income from continuing operations before income taxes and minority interests	19,951	13,891	42,193	32,866
Provision for income taxes	(6,619)	(4,574)	(14,092)	(9,980)
Income from continuing operations before minority interests	13,332	9,317	28,101	22,886
Minority interests	(56)	11	(81)	18
Income from continuing operations	13,276	9,328	28,020	22,904
Discontinued operations:
Loss from discontinued operations, net	(342)	(682)	(1,622)	(1,125)
Net income	$12,934	$8,646	$26,398	$21,779
Income from continuing operations per share:
Basic (Class A and Class B common stock)	$0.24	$0.17	$0.50	$0.42
Diluted (Class A and Class B common stock)	$0.24	$0.16	$0.50	$0.41
Loss from discontinued operations per share:
Basic (Class A and Class B common stock)	$(0.01)	$(0.01)	$(0.03)	$(0.02)
Diluted (Class A and Class B common stock)	$(0.01)	$(0.01)	$(0.03)	$(0.02)
Net income per share:
Basic (Class A and Class B common stock)	$0.23	$0.16	$0.47	$0.40
Diluted (Class A and Class B common stock)	$0.23	$0.15	$0.47	$0.39

IHS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
(In thousands)

	Three Months Ended May 31,		Six Months Ended May 31,
	2006	2005	2006	2005
	(Unaudited)
Weighted average shares:
Basic (Class A common stock)	42,271	41,341	42,199	41,299
Basic (Class B common stock)	13,750	13,750	13,750	13,750
Diluted (Class A common stock)	56,130	56,020	56,071	55,813
Diluted (Class B common stock)	13,750	13,750	13,750	13,750

Total compensation expense related to equity awards is comprised of the following:
Cost of products revenue	$1,030	$73	$2,083	$149
Cost of services revenue	41	3	83	6
Selling, general and administrative	3,288	1,154	5,859	2,349
Discontinued operations	—	—	254	—
	$4,359	$1,230	$8,279	$2,504

See accompanying notes.

IHS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended May 31,
	2006	2005
	(Unaudited)
Operating activities
Net income	$26,398	$21,779
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	6,712	5,885
Compensation expense related to equity awards (non-cash portion)	8,025	2,504
Gain on sales of assets, net	—	(1,331)
Impairment of assets of discontinued operations	1,012	—
Net periodic pension and post-retirement benefits	(1,944)	(1,870)
Minority interests	(66)	(18)
Deferred income taxes	213	2,305
Change in assets and liabilities:
Accounts receivable, net	30,781	15,238
Other current assets	(2,715)	(8,258)
Accounts payable	(20,557)	(12,334)
Accrued expenses	(11,586)	(23,082)
Income taxes	(247)	(713)
Deferred subscription revenue	29,136	24,112
Other liabilities	—	112
Net cash provided by operating activities	65,162	24,329
Investing activities
Capital expenditures on property and equipment	(5,763)	(2,801)
Intangible assets acquired	(3,300)	—
Change in other assets	1,272	(596)
Purchase of investments	(5,365)	—
Sales and maturities of investments	14,302	—
Acquisitions of businesses, net of cash acquired	(32,976)	(2,972)
Proceeds from sales of assets	—	1,334
Net cash used in investing activities	(31,830)	(5,035)
Financing activities
Net payments on debt	(91)	(270)
Tax benefit from equity compensation plans	2,194	—
Net cash provided by (used in) financing activities	2,103	(270)
Foreign exchange impact on cash balance	2,197	(1,803)
Net increase in cash and cash equivalents	37,632	17,221
Cash and cash equivalents at the beginning of the period	132,365	124,452
Cash and cash equivalents at the end of the period	$169,997	$141,673

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

Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The accompanying condensed consolidated financial statements include our accounts and the accounts of our majority-owned domestic and foreign subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended November 30, 2005. The results of operations for the three and six months ended May 31, 2006, are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

The year-end condensed consolidated balance sheet data was derived from the audited November 30, 2005, balance sheet.

Results Subject to Seasonal Variations

Although our business model is broadly subscription based resulting in recurring revenue and cash flow, our business does have seasonal aspects. For example, certain sales of non-deferred subscriptions occur most frequently in our first and fourth quarters. Consequently, we generally recognize a greater percentage of our revenue and income from operations in those quarters. Also, our first quarter benefits from the inclusion of the results from CERAWeek, an annual energy executive gathering.

Subscriptions are generally paid in full within one-to-two months after the subscription period commences. As a result, the timing of our cash flows generally precedes the recognition of revenue and income from operations. Due to the historical timing and alignment of our sales to correspond to certain of our customers’ budget and funding cycles, our cash flow provided by operating activities tends to be higher in the first half of our fiscal year as we receive subscription payments.

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

We elected to use the modified prospective method. During the three and six months ended May 31, 2006, we had unvested performance shares, performance unit awards, restricted shares, and restricted stock awards outstanding.  During the three and six months ended May 31, 2005, we had unvested restricted shares outstanding. In each instance, compensation expense for these equity-based awards is calculated based on the fair value of our Class A common stock on the grant date.

Prior to adopting SFAS 123(R) on December 1, 2005, the fair value of an equity award grant was recorded to additional paid-in capital with the offsetting entry posted to unearned compensation, also an equity account. The unearned compensation was then amortized to compensation expense related to equity awards over the vesting period using the straight-line method. With the adoption of SFAS 123(R), we reclassified $24.8 million of unearned compensation to additional paid-in capital. For equity awards granted subsequent to December 1, 2005, we recognize compensation expense as the equity awards vest with the offsetting entry posted to additional paid-in capital.

Total compensation cost related to nonvested awards not yet recognized was $23.0 million as of May 31, 2006. We expect to recognize this expense over the next two-to-three years.

Income Taxes

Our effective quarterly tax rate is estimated based upon the effective tax rate expected to be applicable for the full fiscal year.

Our effective tax rate for the three months ended May 31, 2006 was 33.2%, compared to 33.0% for the three months ended May 31, 2005. Our effective tax rate for the six months ended May 31, 2006 was 33.4% compared to 30.4% for the prior-year period. The lower rate in 2005 was primarily due to recognition of the benefits resulting from the favorable settlements of a Canadian and an IRS audit in the first quarter of 2005. There were no discrete period items in 2006.

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

We use the two-class method for computing basic and diluted EPS amounts. We calculated undistributed earnings as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2006	2005	2006	2005
	(In thousands)
Net income	$12,934	$8,646	$26,398	$21,779
Less: dividends	—	—	—	—
Undistributed earnings	$12,934	$8,646	$26,398	$21,779

Weighted average common shares outstanding are calculated as follows:

	Three Months Ended May 31,
	2006		2005
	Class A	Class B	Class A	Class B
	(In thousands)
Weighted average common shares outstanding:
Shares used in basic per-share calculation	42,271	13,750	41,341	13,750
Effect of dilutive securities:
Deferred stock units	52	—	853	—
Restricted shares	57	—	76	—
Assumed conversion of Class B shares	13,750	—	13,750	—
Shares used in diluted per-share calculation	56,130	13,750	56,020	13,750

	Six Months Ended May 31,
	2006		2005
	Class A	Class B	Class A	Class B
	(In thousands)
Weighted average common shares outstanding:
Shares used in basic per-share calculation	42,199	13,750	41,299	13,750
Effect of dilutive securities:
Deferred stock units	73	—	704	—
Restricted shares	49	—	60	—
Assumed conversion of Class B shares	13,750	—	13,750	—
Shares used in diluted per-share calculation	56,071	13,750	55,813	13,750

Undistributed earnings and calculated basic and diluted EPS amounts are calculated as follows:

	Three Months Ended May 31,
	2006		2005
	Class A	Class B	Class A	Class B
	(In thousands)
Basic
Weighted average shares outstanding	42,271	13,750	41,341	13,750
Divided by: Total weighted average shares outstanding (Class A and Class B)	56,021	56,021	55,091	55,091
Multiplied by: Undistributed earnings	$12,934	$12,934	$8,646	$8,646
Subtotal	$9,759	$3,175	$6,488	$2,158
Divided by: Weighted average shares outstanding	42,271	13,750	41,341	13,750
Earnings per share	$0.23	$0.23	$0.16	$0.16

Diluted
Weighted average shares outstanding	56,130	13,750	56,020	13,750
Divided by: Total weighted average shares outstanding (Class A and Class B)	56,130	56,130	56,020	56,020
Multiplied by: Undistributed earnings	$12,934	$12,934	$8,646	$8,646
Subtotal	$12,934	$3,168	$8,646	$2,122
Divided by: Weighted average shares outstanding	56,130	13,750	56,020	13,750
Earnings per share	$0.23	$0.23	$0.15	$0.15

	Six Months Ended May 31,
	2006		2005
	Class A	Class B	Class A	Class B
	(In thousands)
Basic
Weighted average shares outstanding	42,199	13,750	41,299	13,750
Divided by: Total weighted average shares outstanding (Class A and Class B)	55,949	55,949	55,049	55,049
Multiplied by: Undistributed earnings	$26,398	$26,398	$21,799	$21,799
Subtotal	$19,910	$6,488	$16,354	$5,445
Divided by: Weighted average shares outstanding	42,199	13,750	41,299	13,750
Earnings per share	$0.47	$0.47	$0.40	$0.40

Diluted
Weighted average shares outstanding	56,071	13,750	55,813	13,750
Divided by: Total weighted average shares outstanding (Class A and Class B)	56,071	56,071	55,813	55,813
Multiplied by: Undistributed earnings	$26,398	$26,398	$21,799	$21,799
Subtotal	$26,398	$6,473	$21,799	$5,370
Divided by: Weighted average shares outstanding	56,071	13,750	55,813	13,750
Earnings per share	$0.47	$0.47	$0.39	$0.39

Capital Structure

For the six months ended May 31, 2006, our capital structure changed as follows:

	Class A common shares	Nonvested Restricted shares	Nonvested Performance shares	Total Class A common shares

Balances, November 30, 2005	41,536,517	2,187,204	354,510	44,078,231
Granted	—	71,900	184,380	256,280
Vested equity awards(a)	883,244	(195,357)	—	687,887
Forfeited	—	(45,671)	—	(45,671)
Balances, May 31, 2006	42,419,761	2,018,076	538,890	44,976,727

(a)                     Vested equity awards were primarily comprised of 687,887 deferred stock units, which represented rights to shares of our Class A common stock but not actual Class A shares prior to vesting and delivery.

There was no change to the number of Class B common shares outstanding during the six months ended May 31, 2006.

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

Our Swiss subsidiary’s local currency is its functional currency. The functional currency is used to pay labor and other operating costs, and it also has certain other operating costs which are denominated in British Pound Sterling. However, this subsidiary bills and collects principally in U.S. dollars. Beginning January 2005, to hedge our Swiss subsidiary’s foreign-currency risk, we effectively converted a portion of our Swiss subsidiary’s calendar-year 2005 sales and operating expenses which are denominated in foreign currencies into the local currency using forward contracts. We have not entered into similar contracts to hedge our Swiss subsidiary’s calendar-year 2006 sales and operating expenses. Our Swiss subsidiary’s revenue transactions are subscription-based and, consequently, they are deferred initially and recognized ratably into earnings over the course of the subscription period, generally twelve months. Accordingly, our related hedges are accounted for in the same fashion. As a result, we expect all of the $1.5 million unrealized loss on foreign currency hedges in accumulated other comprehensive income at May 31, 2006 will be recognized in our operating results by the end of November 2006.

During the three months ended May 31, 2006, we recorded losses of $1.1 million in revenue in the accompanying condensed consolidated statement of operations for settled forward exchange contracts. During the three months ended May 31, 2005, we recorded losses of $0.1 million in revenue and gains of $0.1 million in cost of revenue in the accompanying condensed consolidated statement of operations for settled forward exchange contracts.

During the six months ended May 31, 2006, we recorded losses of $2.2 million in revenue and gains of $0.1 million in cost of revenue in the accompanying condensed consolidated statements of operations for settled forward-exchange contracts. During the six months ended May 31, 2005, we recorded losses of $0.1 million in revenue and gains of $0.2 million in cost of revenue in the accompanying condensed consolidated statement of operations for settled forward exchange contracts.

As of May 31, 2006, we had no risk management assets or liabilities associated with foreign exchange contracts on our condensed consolidated balance sheet as all such transactions had settled early in the first quarter of 2006. As of November 30, 2005, we had current risk management liabilities of $2.7 million and current risk management assets of $0.1 million associated with foreign-exchange contracts, consisting of the fair market value of forward-exchange contracts.

Additionally, for our Swiss subsidiary, we effectively converted a portion of its U.S.-dollar-denominated accounts receivable to its local currency. As of May 31, 2006, the notional amount of this contract was $14.9 million. As of November 30, 2005, the notional amount of this contract was $7.2 million. During the three months ended May 31, 2006 and 2005, we recorded a gain of approximately $0.9 million and a loss of $0.6 million, respectively, in other (income) expense, net for settled foreign exchange contracts. During the six months ended May 31, 2006 and 2005, we recorded a gain of approximately $0.7 million and a loss of $1.0 million, respectively, in other (income) expense, net for settled foreign exchange contracts. Our accounts receivable hedges do not qualify for hedge accounting.

2.             Acquisition

On December 1, 2005, we acquired the assets of a content-and-data-services (CDS) business for approximately $33 million that serves several of the industries targeted by our Engineering segment. The purchase price was paid from existing cash on hand at the acquisition date. The acquisition was accounted for using the purchase method of accounting. Our unaudited condensed consolidated financial statements include all the assets and liabilities acquired and the results of operations from the date of acquisition. Pro forma results of the acquired business have not been presented as they did not have a material impact on our results of operations.

The purchase price for this acquisition was initially allocated as follows (in thousands):

Assets:
Current assets	$—
Property and equipment	250
Intangible assets	15,420
Goodwill	21,685
Deferred tax assets	—
Total assets	37,355
Liabilities:
Current liabilities	4,379
Long-term liabilities	—
Total liabilities	4,379
Purchase price	$32,976

3.             Restructuring and Offering Charges

A summary of the restructuring and offering charges follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2006	2005	2006	2005
Restructuring charge	$—	$—	$(18)	$—
Offering costs	—	—	20	—
Total	$—	$—	$2	$—

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

The restructuring charge was incurred in its entirety during the third quarter of 2005. Approximately $4.4 million and $3.8 million of the restructuring charge related to our Engineering segment and certain unallocated corporate costs, respectively. Our Energy segment did not have a restructuring charge. The restructuring charge was comprised of the following (in thousands):

Employee severance and other termination benefits	$5,947
Accelerated vesting of restricted stock	2,130
Contract-termination costs	167
Total	$8,244

A reconciliation of the related accrued restructuring liability from November 30, 2005 to May 31, 2006 was as follows:

	Employee Severance and Other Termination Benefits	Accelerated Vesting of Restricted Shares	Contract Termination Costs	Total
	(In thousands)
Beginning balance	$399	$—	$—	$399
Add: Restructuring costs incurred	—	—	—	—
Less: Amount reversed during the six months ended May 31, 2006	(18)	—	—	(18)
Less: Amount paid during the six months ended May 31, 2006	(184)	—	—	(184)
Ending balance	$197	$—	$—	$197

4.             Discontinued Operations

During the third quarter of 2005, a business in our Energy segment was classified as being held for sale. We continually evaluate opportunities to align our business activities within core operations. The business held for sale was a manufacturing operation, which is not a part of our core operations.

During the first quarter of 2006, we revised our estimate, and wrote down the value, of the assets of the discontinued operation $1.0 million based on what we had experienced to date in the sales process. Subsequent to the end of our second quarter 2006, we sold the business to an unrelated third party for approximately $0.4 million, subject to closing adjustments.

For all of the periods presented, the related results of operations are shown as a discontinued operation, net of tax, in our condensed consolidated statements of operations and cash flows.

The carrying amounts of the major classes of related assets and liabilities were as follows:

	May 31, 2006	November 30, 2005
	(In thousands)
Assets
Accounts receivable, net	$296	$85
Inventories	358	774
Property and equipment, net	104	104
Intangible assets	—	665
Deferred tax asset	454	304
Liabilities
Accounts payable	$79	$141
Accrued expenses	319	209

Operating results of the discontinued operations for the three months ended May 31, 2006 and 2005 were as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2006	2005	2006	2005
	(In thousands)
Revenue	$215	$143	$394	$197
Loss from discontinued operations	$(552)	$(1,100)	$(2,457)	$(1,814)
Tax benefit	210	418	835	689
Loss from discontinued operations, net	$(342)	$(682)	$(1,622)	$(1,125)

5.             Marketable Securities

At May 31, 2006, we owned only short-term investments which were classified as available-for-sale securities and reported at fair value as follows:

	Gross Amortized Cost	Unrealized Holding Losses	Estimated Fair Value
	(In thousands)
Municipal securities	$19,171	$(15)	$19,156
Other	23	—	23
Total	$19,194	$(15)	$19,179

We use the specific-identification method to account for gains and losses on securities. Realized gains on sales of marketable securities included within other income (expense) were immaterial for the three and six months ended May 31, 2006. At May 31, 2005, we did not have any investments.

We review all marketable securities to determine if any decline in value is other than temporary. We have concluded that the decline in value as of May 31, 2006 is temporary.

6.             Commitments and Contingencies

We are a party to various legal proceedings that arise in the ordinary course of business. In the opinion of management, none of these actions, either individually or in the aggregate, is expected to have a material adverse affect on our financial condition, liquidity or results of operations.

7.             Other Comprehensive Income (Loss)

Our comprehensive income (loss) for the six months ended May 31, 2006 and 2005 was as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2006	2005	2006	2005
			(In thousands)
Net income	$12,934	$8,646	$26,398	$21,779
Other comprehensive income (loss):
Foreign currency translation adjustment	6,143	(6,933)	8,807	(8,789)
Minimum pension liability adjustment	(254)	—	(323)	—
Unrealized gains (losses) on foreign currency hedges, net of tax	1,027	(2,306)	1,788	(2,306)
Unrealized gains on short-term investments, net of tax	9	(671)	20	—
Total other comprehensive income, net of tax	$19,859	$(1,264)	$36,690	$10,684

8.             Employee Retirement Plans

Our net periodic pension (income) expense was comprised of the following:

	Three Months Ended May 31, 2006			Three Months Ended May 31, 2005
	U.S. Plan	U.K. Plan	Total	U.S. Plan	U.K. Plan	Total
	(In thousands)
Service costs incurred	$1,303	$215	$1,518	$669	$204	$873
Interest costs on projected benefit obligation	2,653	376	3,029	2,777	379	3,156
Expected return on plan assets	(5,050)	(359)	(5,409)	(5,332)	(337)	(5,669)
Amortization of prior service cost	(111)	—	(111)	16	—	16
Amortization of actuarial (gain) loss	244	144	388	—	186	186
Amortization of transitional obligation/(asset)	(142)	—	(142)	(142)	—	(142)
Net periodic pension benefit (income) expense	$(1,103)	$376	$(727)	$(2,012)	$432	$(1,580)

	Six Months Ended May 31, 2006			Six Months Ended May 31, 2005
	U.S. Plan	U.K. Plan	Total	U.S. Plan	U.K. Plan	Total
	(In thousands)
Service costs incurred	$2,214	$427	$2,641	$1,338	$411	$1,749
Interest costs on projected benefit obligation	5,362	745	6,107	5,554	764	6,318
Expected return on plan assets	(10,110)	(711)	(10,821)	(10,664)	(678)	(11,342)
Amortization of prior service cost	(144)	—	(144)	32	—	32
Amortization of actuarial loss	475	285	760	—	374	374
Amortization of transitional obligation/(asset)	(284)	—	(284)	(284)	—	(284)
Net periodic pension benefit (income) expense	$(2,487)	$746	$(1,741)	$(4,024)	$871	$(3,153)

We have a Supplemental Income Plan (SIP), which is non-qualified pension plan, for certain company executives. We also incurred approximately $0.2 million and $0.4 million of expense related to our SIP for three months and six ended May 31, 2006, respectively. We incurred approximately $0.1 million and $0.2 million of expense related to our SIP for three months and six ended May 31, 2005, respectively.

Our net periodic post-retirement benefit expense was comprised of the following:

	Three Months Ended May 31,		Six Months Ended May 31,
	2006	2005	2006	2005
	(In thousands)
Service costs incurred	$38	$210	$215	$420
Interest costs	145	367	439	734
Amortization of prior service cost	(807)	—	(1,076)	—
Amortization of net actuarial loss	133	64	219	129
Net periodic post-retirement benefit (income) expense	$(491)	$641	$(203)	$1,283

During the first quarter of 2006, the human resources committee of our board of directors amended our retiree-medical plan. The new plan design does not cover prescription drug coverage post-Medicare so there is no additional impact from the Medicare Modernization Act.

During the first quarter of 2006, we notified our employees of certain changes adopted by the human resources committee of our board of directors regarding our U.S. pension and post-retirement benefit plans. These changes took effect May 1, 2006. However, we began recording the effect of these changes as of February 1, 2006, the approximate date the changes were communicated to our employees.

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

Information as to the operations of our two segments is set forth below based on the nature of the offerings. Our Chairman, Chief Executive Officer and their direct reports collectively represent our chief operating decision maker, and they evaluate segment performance based primarily on revenue and operating profit. The accounting policies of our segments are the same as those described in the summary of significant accounting policies (see Note 2 to our 2005 Form 10-K).

No single customer accounted for 10% or more of our total revenue for the three and six months ended May 31, 2006 or 2005. There are no material inter-segment revenues for any period presented.

As shown below, certain corporate transactions are not allocated to the reportable segments. Amounts not allocated include corporate-level restructuring and offering charges, compensation expense related to equity awards, net periodic pension and post-retirement benefits income, corporate-level impairments, and gains on sales of corporate assets.

	Energy	Engineering	Segment Totals	Amounts not Allocated	Consolidated Total
	(In thousands)
Three Months Ended May 31, 2006
Revenue	$70,375	$62,480	$132,855	$—	$132,855
Segment operating income	16,410	5,291	21,701	(3,141)	18,560
Depreciation and amortization	1,941	1,401	3,342	—	3,342
Three Months Ended May 31, 2005
Revenue	$59,021	$56,124	$115,145	$—	$115,145
Segment operating income	11,779	833	12,612	426	13,038
Depreciation and amortization	1,736	1,123	2,859	—	2,859

	Energy	Engineering	Segment Totals	Amounts not Allocated	Consolidated Total
	(In thousands)
Six Months Ended May 31, 2006
Revenue	$138,613	$124,108	$262,721	$—	$262,721
Segment operating income	32,559	13,515	46,074	(6,101)	39,973
Depreciation and amortization	3,746	2,966	6,712	—	6,712
Six Months Ended May 31, 2005
Revenue	$117,119	$115,009	$232,128	$—	$232,128
Segment operating income	24,063	7,034	31,097	700	31,797
Depreciation and amortization	3,506	2,260	5,766	—	5,766

10.       Subsequent Events

In June 2006, we completed two separate acquisition transactions: GeoPLUS Corporation; and Construction Research Communications (CRC) Limited. The combined purchase price of these two businesses was approximately $47 million and was paid from existing cash on hand.

Within our Energy segment, we acquired the assets of GeoPLUS Corporation of Tulsa, Okla. GeoPLUS has a PC-based software family, PETRA®, which is a popular platform used by oil and gas companies to analyze subsurface data from existing oil and gas wells. This acquisition will enhance decision-support tools that our oil-and-gas customers use to analyze the information in our critical exploration-and-production databases.

Within our Engineering segment, we acquired CRC Limited, of London, UK. CRC was created by the Building Research Establishment (BRE) and Emap Construct to deliver a wide range of BRE products relating to the construction industry, ranging from environmental issues to fire safety. This acquisition provides construction professionals and users of BRE data with one of the largest and most comprehensive single sources of critical information for the UK construction industry and other markets utilizing British construction standards.

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

Subscriptions are generally paid in full within one to two months after the subscription period commences. As a result, the timing of our cash flows generally precedes the recognition of revenue and income. Due to the historical timing and alignment of our sales to correspond to certain of our customers’ budget and funding cycles, our cash flow provided by operating activities tends to be higher in the first half of our fiscal year as we receive subscription payments.

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

Pensions and Post-retirement Benefits

During the first quarter of 2006, we notified our employees of certain changes adopted by the human resources committee of our board of directors regarding our U.S. pension and post-retirement benefit plans. These changes took effect May 1, 2006. As a result of these changes, we expect our net periodic pension and post-retirement benefit income to increase during fiscal year 2006 compared to fiscal year 2005 and then decline for the foreseeable future.

Acquisitions

On December 1, 2005, we acquired the assets of a content-and-data-services (CDS) business for approximately $33 million that serves several of the industries targeted by our Engineering segment. The purchase price was paid from existing cash on hand at the acquisition date. The acquisition was accounted for using the purchase method of accounting. Our unaudited condensed consolidated financial statements include all the assets and liabilities acquired and the results of operations from the date of acquisition. Pro forma results of the acquired business have not been presented as they did not have a material impact on our results of operations.

The purchase price for this acquisition was initially allocated as follows (in thousands):

Assets:
Current assets	$—
Property and equipment	250
Intangible assets	15,420
Goodwill	21,685
Deferred tax assets	—
Total assets	37,355
Liabilities:
Current liabilities	4,379
Long-term liabilities	—
Total liabilities	4,379
Purchase price	$32,976

Subsequent Events

In June 2006, we completed two separate acquisition transactions: GeoPLUS Corporation; and Construction Research Communications (CRC) Limited. The combined purchase price of these two businesses was approximately $47 million and was paid from existing cash on hand.

Within our Energy segment, we acquired the assets of GeoPLUS Corporation of Tulsa, Okla. GeoPLUS has a PC-based software family, PETRA®, which is a popular platform used by oil and gas companies to analyze subsurface data from existing oil and gas wells. This acquisition will enhance decision-support tools that our oil-and-gas customers use to analyze the information in our critical exploration-and-production databases.

Within our Engineering segment, we acquired CRC Limited, of London, UK. CRC was created by the Building Research Establishment (BRE) and Emap Construct to deliver a wide range of BRE products relating to the construction industry, ranging from environmental issues to fire safety. This acquisition provides construction professionals and users of BRE data with one of the largest and most comprehensive single sources of critical information for the UK construction industry and other markets utilizing British construction standards.

Results of Operations

Segment Information

Set forth below is our revenue and operating income for our Energy and Engineering segments for the three and six months ended May 31, 2006 and 2005. Certain corporate transactions are not allocated to our operating segments. Unallocated amounts include corporate-level restructuring and offering charges, compensation expense related to equity awards, net periodic pension and post-retirement benefits income, corporate-level impairments, and gains on sales of corporate assets.

	Three Months Ended May 31,		Six Months Ended May 31,
	2006	2005	2006	2005
	(In thousands)
Energy revenue	$70,375	$59,021	$138,613	$117,119
Engineering revenue	62,480	56,124	124,108	115,009
Consolidated revenue	$132,855	$115,145	$262,721	$232,128
Energy operating income	$16,410	$11,779	$32,559	$24,063
Engineering operating income	5,291	833	13,515	7,034
Total segment operating income	21,701	12,612	46,074	31,097
Adjustments(1)	(3,141)	426	(6,101)	700
Consolidated operating income	$18,560	$13,068	$39,973	$31,797

(1)          Includes the following items:

	Three Months Ended May 31,		Six Months Ended May 31,
	2006	2005	2006	2005
	(In thousands)
Corporate-level restructuring and offering charges	$—	$—	$(20)	$—
Compensation expense related to equity awards	(4,359)	(1,230)	(8,025)	(2,504)
Gain on sales of corporate assets, net	—	717	—	1,334
Net periodic pension and post-retirement benefits	1,218	939	1,944	1,870
	$(3,141)	$426	$(6,101)	$700

Three Months Ended May 31, 2006 Compared to the Three Months Ended May 31, 2005

Revenue. Revenue was $132.9 million for the three months ended May 31, 2006 compared to $115.1 million for the three months ended May 31, 2005, an increase of $17.8 million or 15%. Revenue increased primarily due to organic growth, which contributed $15.6 million. Increased revenue from acquisitions of approximately $3.0 million was partially offset by the impact of foreign currency.

Revenue for our Energy segment was $70.4 million for the three months ended May 31, 2006 compared to $59.0 million for the three months ended May 31, 2005, an increase of $11.4 million or 19%. The increase was principally due to organic growth, which contributed $11.2 million, with the remainder attributable to foreign currency movements. Organic growth in 2006 was driven by an expanding subscription base, price increases, and higher one-time sales of certain data and services.

Revenue for our Engineering segment was $62.5 million for the three months ended May 31, 2006 compared to $56.1 million for the three months ended May 31, 2005, an increase of $6.4 million or 11%. Organic growth added $4.5 million and acquisitions contributed $3.0 million. These increases were partially offset by adverse foreign currency movements. Organic growth was principally driven by increased sales and price increases.

Cost of Revenue. Cost of revenue was $63.2 million for the three months ended May 31, 2006 compared to $57.2 million for the three months ended May 31, 2005, an increase of $6.0 million or 10%. As a percentage of revenue, cost of revenue decreased to 47.6% from 49.7%. Margins within our Energy segment increased principally due to the additional revenue discussed above combined with our ability to leverage a relatively fixed cost structure. Margins within our Engineering segment increased primarily as a result of price increases, relatively flat effective royalty rates, growth in our higher-margin parts business and the cost savings realized from last year’s restructuring.

 Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) were $44.6 million for the three months ended May 31, 2006 compared to $42.5 million for the three months ended May 31, 2005, an increase of $2.1 million or 5%. As a percentage of revenue, selling, general and administrative expenses were 33.6% for the three months ended May 31, 2006, down from 36.9% for the three months ended May 31, 2005. SG&A increased primarily due to certain one-time costs associated with a modest reduction in force related to a legacy product line and increased costs related to our first full year as a public company, such as Sarbanes-Oxley, insurance and branding cost. Cost savings from our third-quarter 2005 restructuring partially offset the above. Acquisitions contributed $0.6 million of the increase. Foreign currency movements partially offset the above by $0.4 million.

Depreciation and Amortization Expenses. Depreciation and amortization expenses were $3.3 million for the three months ended May 31, 2006, compared to $2.9 million for the three months ended May 31, 2005, an increase of $0.4 million or 14%. The increase was primarily due to acquisitions.

Compensation Expense Related to Equity Awards. Compensation expense related to equity awards was $4.4 million for the three months ended May 31, 2006, compared to $1.2 million for the three months ended May 31, 2005, an increase of $3.2 million or 267%. The increased expense primarily stems from costs associated with our equity awards granted at the time of and since our November 2005 initial public offering.

Net Gain on Sales of Assets. There were no gains or losses from the sales of assets for the three months ended May 31, 2006. Net gain on sales of assets was $0.7 million for the three months May 31, 2005.

Operating Income. Operating income was $18.6 million for the three months ended May 31, 2006, compared to $13.0 million for the three months ended May 31, 2005, an increase of $5.6 million or 43%. As a percentage of revenue, operating income increased to 14% for the three months ended May 31, 2006 from 11.3% for the three months ended May 31, 2005.

Operating income for our Energy segment was $16.4 million for the three months ended May 31, 2006 compared to $11.8 million for the three months ended May 31, 2005, an increase of $4.6 million or 39%. The increase was primarily attributable to increased revenue discussed above coupled with a relatively fixed cost structure.

 Operating income for our Engineering segment was $5.3 million for the three months ended May 31, 2006 compared to $0.8 million for the three months ended May 31, 2005, an increase of $4.5 million. Operating income increased primarily due to increased sales combined with cost savings resulting from our third-quarter 2005 restructuring.

Interest Income. Interest income was $1.5 million for the three months ended May 31, 2006 compared to $0.9 million for the three months May 31, 2005, an increase of $0.6 million, or 67%. The increase was primarily attributable to higher average cash balances and increased rates of return.

Six Months Ended May 31, 2006 Compared to the Six Months Ended May 31, 2005

Revenue. Revenue was $262.7 million for the six months ended May 31, 2006 compared to $232.1 million for the six months ended May 31, 2005, an increase of $30.6 million or 13%. Revenue increased primarily due to organic growth, which contributed $29.3 million. Increased revenue from acquisitions of approximately $5.8 million, partially offset by the impact of foreign currency.

Revenue for our Energy segment was $138.6 million for the six months ended May 31, 2006 compared to $117.1 million for the six months ended May 31, 2005, an increase of $21.5 million or 18%. The increase was principally due to organic growth, which contributed $22.1 million, partially offset by $0.6 million of adverse foreign currency movements. Organic growth in 2006 was driven by an expanding subscription base, price increases, and the contributions of certain items unique to the first quarter, such as CERAWeek and the sale of certain U.K. sub-surface information as a result of a periodic government auction of exploration-and-production rights.

Revenue for our Engineering segment was $124.1 million for the six months ended May 31, 2006 compared to $115.0 million for the six months ended May 31, 2005, an increase of $9.1 million or 8%. Organic growth added $7.2 million and acquisitions contributed $5.8 million. These increases were partially offset by adverse foreign currency movements. Organic growth was principally driven by increased sales and increased prices within our specification and standards and parts-management offerings.

Cost of Revenue. Cost of revenue was $124.0 million for the six months ended May 31, 2006 compared to $112.7 million for the six months ended May 31, 2005, an increase of $11.3 million or 10%. As a percentage of revenue, cost of revenue decreased to 47.2% from 48.6%. Margins within our Energy segment increased principally due to the additional revenue discussed above and our ability to leverage a relatively fixed cost structure. Margins within our Engineering segment improved as the cost savings realized from last year’s restructuring were largely offset by individually immaterial items.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) were $87.4 million for the six months ended May 31, 2006 compared to $83.1 million for the six months ended May 31, 2005, an increase of $4.3 million or 5%. As a percentage of revenue, selling, general and administrative expenses were 33.3% for the six months ended May 31, 2006, down from 35.8% for the six months ended May 31, 2005. SG&A increased primarily due to increased sales-and-marketing and back-office costs to support increased sales; certain one-time costs related to a modest reduction in force in a legacy product line; and, at the corporate level, increased costs related to our first full year as a public company. Cost savings from our third-quarter 2005 restructuring partially offset the above. Acquisitions contributed $1.3 million of the increase. Foreign currency movements partially offset the above by $1.3 million.

Depreciation and Amortization Expenses. Depreciation and amortization expenses were $6.7 million for the six months ended May 31, 2006, compared to $5.8 million for the six months ended May 31, 2005, an increase of $0.9 million or 16%. The increase was primarily due to acquisitions.

Compensation Expense Related to Equity Awards. Compensation expense related to equity awards was $8.3 million for the six months ended May 31, 2006, compared to $2.5 million for the six months ended May 31, 2005, an increase of $5.8 million. The increased expense primarily stems from costs associated with our equity awards granted at the time of and since our November 2005 initial public offering.

Gain on Sales of Assets. There were no gains or losses from the sales of assets during the six months ended May 31, 2006. Net gain on sales of assets was $1.3 million for the six months ended May 31, 2005.

Operating Income. Operating income was $40.0 million for the six months ended May 31, 2006, compared to $31.8 million for the six months ended May 31, 2005, an increase of $8.2 million or 26%. As a percentage of revenue, operating income increased to 15.2% for the six months ended May 31, 2006 from 13.7% for the six months ended May 31, 2005.

Operating income for our Energy segment was $32.6 million for the six months ended May 31, 2006 compared to $24.1 million for the six months ended May 31, 2005, an increase of $8.5 million or 35%. The increase was primarily attributable to increased revenue discussed above coupled with a relatively fixed cost structure. The first half of 2006 also benefited from certain events unique to the first quarter, such as increased attendance and sponsorships for CERAWeek and the sale of certain U.K. sub-surface information as a result of a periodic government auction of exploration-and-production rights.

 Operating income for our Engineering segment was $13.5 million for the six months ended May 31, 2006 compared to $7.0 million for the six months ended May 31, 2005, an increase of $6.5 million, or 93%. Operating income increased primarily due to increased sales combined with cost savings resulting from our third-quarter 2005 restructuring.

Interest Income. Interest income was $2.4 million for the six months ended May 31, 2006 compared to $1.7 million for the six months May 31, 2005, an increase of $0.7 million, or 41%. The increase was primarily attributable to higher average cash balances and increased rates of return.

Interest Expense. Interest expense was $0.2 million for the six months ended May 31, 2006 compared to $0.6 million for the six months May 31, 2005, a decrease of $0.4 million. In the first quarter of 2005, we wrote off certain deferred financing costs associated with our previous credit facility as we entered into a new credit facility in January 2005.

Provision for Income Taxes. Our effective tax rate for the six months ended May 31, 2006 was 33%, compared to 30% for the six months ended May 31, 2005. The lower rate in 2005 was primarily due to recognition of the benefits resulting from the favorable settlements of certain tax audits. There were no similar discrete items in 2006.

Loss from Discontinued Operations, Net. Loss from discontinued operations, net was $1.6 million for the six months ended May 31, 2006 compared to $1.1 million for the six months ended May 31, 2005, an increase of $0.5 million. During the first quarter of 2006, we revised our estimate, and wrote down the value, of the assets of the discontinued operation based on what we had experienced to date in the sales process. Subsequent to the end of our second quarter 2006, we sold the business to an unrelated third party for approximately $0.4 million, subject to closing adjustments.

Financial Condition

Accounts Receivable, Net. Accounts receivable, net were $109.5 million as of May 31, 2006, compared to $137.0 million as of November 30, 2005, a decrease of $27.5 million or 20%. The decrease was primarily attributable to the seasonal nature of our invoicing patterns, as our accounts receivable generally build during the fourth quarter, peak in the first quarter and then decline thereafter.

Intangibles Assets, Net. Intangible assets, net were $42.4 million as of May 31, 2006, compared to $27.5 million as of November 30, 2005, an increase of $14.9 million or 54%. The increase was primarily attributable to our December 1, 2005 acquisition.

Goodwill, Net. Goodwill, net was $326.3 million as of May 31, 2006, compared to $296.4 million as of November 30, 2005, an increase of $29.9 million or 10%. The increase was principally attributable to our December 1, 2005 acquisition.

Deferred Revenue. Deferred revenue was $189.6 million as of May 31, 2006, compared to $149.6 million as of November 30, 2005, an increase of $40.0 million or 27%. The increase was primarily attributable to increased sales and the seasonal nature of our invoicing which generally peaks early during the first half of the year.

Liquidity and Capital Resources

As of May 31, 2006, we had cash and cash equivalents of $170.0 million, short-term investments of $19.2 million, and virtually no debt. We have generated strong cash flows from operations over the last few years. As a result of these factors, as well as the availability of funds under our credit facility, we believe we will have sufficient cash to meet our anticipated working capital and capital expenditure needs.

Our future capital requirements will depend on many factors, including the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products, increased administrative costs of being a public company, changing technology, and the continued market acceptance of our offerings. We could be required, or could elect, to seek additional funding through public or private equity or debt financing for any possible future acquisitions. Additional funds may not be available on terms acceptable to us or at all. We expect our capital expenditures, excluding potential acquisitions, to be less than $10 million for 2006.

Cash Flows

Net cash provided by operating activities was $65.2 million for the six months ended May 31, 2006, compared to $24.3 million for the six months ended May 31, 2005, an increase of $40.9 million. The increase was primarily generated by higher sales and profits and higher collections of accounts receivable.

Net cash used in investing activities was $31.8 million for the six months ended May 31, 2006, compared to $5.0 million for the six months ended May 31, 2005. We paid approximately $33 million on December 1, 2005 for the purchase of a content-and-data-services business for our Engineering segment.

Net cash provided by financing activities was $2.1 million for the six months ended May 31, 2006. Net cash used in financing activities was $0.3 million during the six months ended May 31, 2005. Beginning first quarter 2006, we adopted SFAS No. 123(R), Share-Based Payment. This standard amended SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. Accordingly, we recognized a $2.2 million benefit during the first six months of 2006 relating to vesting equity awards during the period; no similar benefit was recognized in the first six months of 2005.

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

As of May 31, 2006, we were in compliance with all of the covenants in the agreement and had no outstanding borrowings. However, we had letters of credit totaling approximately $1.6 million as of May 31, 2006.

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

For information regarding our exposure to certain market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2005 Form 10-K. There were no material changes to our market risk exposure during the first six months of 2006.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 4.    Submission of Matters to a Vote by Security Holders

Not  applicable.

Item 5. Other Information

On July 6, 2006, the Nominating and Corporate Governance Committee and the Human Resources Committee of our Board of Directors approved revisions to the compensation program for non-employee directors serving on our Board of Directors.  A summary of the Non-Employee Director Compensation Program is attached hereto as Exhibit 10.1 and is incorporated by reference herein.

Item 6.    Exhibits

 (a)  Index of Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description
10.1*	Summary of Non-Employee Director Compensation Program
10.2*	IHS Inc. 2004 Long-Term Incentive Plan 2004 Form of Option Award
31.1*	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act.
31.2*	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act.
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                 Filed electronically herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 7, 2006.

IHS INC.

By:	/s/ Heather Matzke-Hamlin
Name: Heather Matzke-Hamlin
Title: Senior Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Summary of Non-Employee Director Compensation Program
10.2*	IHS Inc. 2004 Long-Term Incentive Plan 2004 Form of Option Award
31.1*	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act.
31.2*	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act.
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                 Filed electronically herewith.