Form 10-Q
period 2006-08-31
IHS Inc.
filed 2006-09-29
CIK 1316360

Use these links to rapidly review the document
Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2006
OR
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

As of August 31, 2006, there were 45,547,210 shares of our Class A Common Stock outstanding and 13,750,000 shares of our Class B Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IHS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	As of August 31, 2006	As of November 30, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$161,631	$132,365
Short-term investments	6,516	27,223
Accounts receivable, net	97,486	136,950
Deferred subscription costs	29,239	27,918
Deferred income taxes	8,956	11,351
Other	7,859	10,638

Total current assets	311,687	346,445
Non-current assets:
Property and equipment, net	51,698	46,580
Intangible assets, net	60,751	27,456
Goodwill, net	355,120	296,394
Prepaid pension asset	93,659	88,516
Other	3,828	1,765

Total non-current assets	565,056	460,711

Total assets	$876,743	$807,156

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$20,610	$41,625
Accrued compensation	22,956	20,135
Accrued royalties	16,285	26,139
Other accrued expenses	33,908	34,975
Income tax payable	7,347	7,726
Deferred subscription revenue	177,503	149,552
Risk management liabilities	—	2,705

Total current liabilities	278,609	282,857
Long-term debt	573	262
Accrued pension liability	8,060	6,824
Accrued post-retirement benefits	18,895	20,278
Deferred income taxes	13,300	15,044
Other liabilities	6,568	4,402
Minority interests	385	309
Commitments and contingencies
Stockholders' equity:
Class A common stock, $0.01 par value per share, 80,000,000 shares authorized, 45,547,210 and 44,078,231 issued and outstanding at August 31, 2006 and November 30, 2005, respectively	455	441
Class B common stock, $0.01 par value per share, 13,750,000 shares authorized, issued and outstanding at August 31, 2006 and November 30, 2005	138	138
Additional paid in capital	163,143	168,196
Retained earnings	386,156	343,684
Accumulated other comprehensive income (loss)	461	(10,486)
Unearned compensation	—	(24,793)

Total stockholders' equity	550,353	477,180

Total liabilities and stockholders' equity	$876,743	$807,156

See accompanying notes.

IHS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per-share amounts)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2006	2005	2006	2005
	(Unaudited)
Revenue:
Products	$117,200	$97,419	$334,265	$291,343
Services	22,723	20,538	68,379	58,742

Total revenue	139,923	117,957	402,644	350,085
Operating expenses:
Cost of revenue:
Products	47,871	44,465	141,395	132,274
Services	16,435	12,828	46,956	37,724

Total cost of revenue (includes stock-based compensation expense of $392, $72, $2,558 and $227 for the three and nine months ended August 31, 2006 and 2005, respectively)	64,306	57,293	188,351	169,998
Selling, general and administrative (includes stock-based compensation expense of $4,048; $969; $9,907 and $3,318 for the three and nine months ended August 31, 2006 and 2005, respectively)	50,681	40,657	143,924	126,079
Depreciation and amortization	4,218	2,773	10,930	8,539
Restructuring and offering charges	—	12,397	2	12,397
(Gain) loss on sales of assets, net	53	—	53	(1,331)
Net periodic pension and post-retirement benefits	(1,268)	(911)	(3,212)	(2,781)
Earnings in unconsolidated subsidiaries	(50)	(29)	(180)	(78)
Other (income) expense, net	204	(169)	1,024	(481)

Total operating expenses	118,144	112,011	340,892	312,342

Operating income	21,779	5,946	61,752	37,743
Interest income	1,789	901	4,161	2,553
Interest expense	(120)	(110)	(272)	(693)

Non-operating income, net	1,669	791	3,889	1,860

Income from continuing operations before income taxes and minority interests	23,448	6,737	65,641	39,603
Provision for income taxes	(6,987)	(2,518)	(21,079)	(12,498)

Income from continuing operations before minority interests	16,461	4,219	44,562	27,105
Minority interests	(89)	(32)	(170)	(14)

Income from continuing operations	16,372	4,187	44,392	27,091
Discontinued operations:
Loss from discontinued operations, net	(298)	(527)	(1,920)	(1,652)

Net income	$16,074	$3,660	$42,472	$25,439

Income from continuing operations per share:
Basic (Class A and Class B common stock)	$0.29	$0.08	$0.79	$0.49

Diluted (Class A and Class B common stock)	$0.29	$0.08	$0.79	$0.49

Loss from discontinued operations per share:
Basic (Class A and Class B common stock)	$(0.01)	$(0.01)	$(0.04)	$(0.03)

Diluted (Class A and Class B common stock)	$(0.01)	$(0.01)	$(0.04)	$(0.03)

Net income per share:
Basic (Class A and Class B common stock)	$0.28	$0.07	$0.75	$0.46

Diluted (Class A and Class B common stock)	$0.28	$0.07	$0.75	$0.46

Weighted average shares:
Basic (Class A common stock)	43,299	41,349	42,568	41,316

Basic (Class B common stock)	13,750	13,750	13,750	13,750

Diluted (Class A common stock)	57,090	55,887	56,433	55,838

Diluted (Class B common stock)	13,750	13,750	13,750	13,750

See accompanying notes.

IHS INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands)

	Shares of Class A Common Stock	Class A Common Stock	Shares of Class B Common Stock	Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Total
Balance at November 30, 2005	44,078	$441	13,750	$138	$168,196	$343,684	$(10,486)	$(24,793)	$477,180
Adoption of SFAS No. 123(R)	—	—	—	—	(24,793)	—	—	24,793	—
Stock-based award activity	1,469	14	—	—	12,357	—	—	—	12,371
Tax benefit on vested shares	—	—	—	—	7,383	—	—	—	7,383
Net income	—	—	—	—	—	42,472	—	—	42,472
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	8,648	—	8,648
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	(323)	—	(323)
Unrealized gains on short-term investments, net of tax	—	—	—	—	—	—	25	—	25
Unrealized gains on foreign-currency hedges, net of tax	—	—	—	—	—	—	2,597	—	2,597

Comprehensive income, net of tax									53,419

Balance at August 31, 2006	45,547	$455	13,750	$138	$163,143	$386,156	$461	$—	$550,353

See accompanying notes.

IHS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended August 31,
	2006	2005
	(Unaudited)
Operating activities
Net income	$42,472	$25,439
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	10,930	8,716
Stock-based compensation expense (non-cash portion)	12,720	3,545
(Gain) loss on sales of assets, net	53	(1,331)
Impairment of assets of discontinued operations	1,012	—
Net periodic pension and post-retirement benefits	(3,212)	(2,781)
Minority interests	49	14
Deferred income taxes	569	59
Change in assets and liabilities:
Accounts receivable, net	51,148	33,614
Other current assets	3,273	(794)
Accounts payable	(26,679)	(20,530)
Accrued expenses	(10,772)	(20,076)
Income taxes	(971)	2,055
Deferred subscription revenue	13,560	8,275
Other liabilities	—	614

Net cash provided by operating activities	94,152	36,819
Investing activities
Capital expenditures on property and equipment	(8,047)	(3,965)
Intangible assets acquired	(3,300)	—
Change in other assets	289	1,524
Purchase of investments	(5,353)	(18,871)
Sales and maturities of investments	26,671	1,100
Acquisitions of businesses, net of cash acquired	(84,454)	(2,967)
Proceeds from sales of assets	400	1,334

Net cash used in investing activities	(73,794)	(21,845)
Financing activities
Net payments on debt	(210)	(390)
Tax benefit from equity compensation plans	7,383	—

Net cash provided by (used in) financing activities	7,173	(390)

Foreign exchange impact on cash balance	1,735	(1,269)

Net increase in cash and cash equivalents	29,266	13,315
Cash and cash equivalents at the beginning of the period	132,365	124,452

Cash and cash equivalents at the end of the period	$161,631	$137,767

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

  Unaudited Condensed Consolidated Financial Statements

        The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The accompanying condensed consolidated financial statements include our accounts and the accounts of our majority-owned domestic and foreign subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended November 30, 2005. The results of operations for the three and nine months ended August 31, 2006, are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

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

        Subscriptions are generally paid in full within one-to-two months after the subscription period commences. As a result, the timing of our cash flows generally precedes the recognition of revenue and income from operations. Due to the historical timing and alignment of our sales to correspond to certain of our customers' budget and funding cycles, our cash flow provided by operating activities tends to be higher in the first half of our fiscal year as we receive subscription payments.

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

        Our effective tax rate for the three months ended August 31, 2006 was 29.8%, compared to 37.4% for the three months ended August 31, 2005. The lower 2006 quarterly rate reflects the net benefits from an increase in tax exempt interest and changes to certain estimates. These benefits were partially offset by the recording of a valuation allowance relating to certain deferred tax assets that is more likely than not to be realized. The higher quarterly 2005 rate reflects the impact of non-deductible costs related to the public offering. Our effective tax rate for the nine months ended August 31, 2006 was 32.1% compared to 31.6% for the prior-year period.

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

        We use the two-class method for computing basic and diluted EPS amounts. We calculated undistributed earnings as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2006	2005	2006	2005
		(In thousands)
Net income	$16,074	$3,660	$42,472	$25,439
Less: dividends	—	—	—	—

Undistributed earnings	$16,074	$3,660	$42,472	$25,439

        Weighted average common shares outstanding were calculated as follows:

	Three Months Ended August 31,
	2006		2005
	Class A	Class B	Class A	Class B
	(In thousands)
Weighted average common shares outstanding:
Shares used in basic per-share calculation	43,299	13,750	41,349	13,750
Effect of dilutive securities:
Deferred stock units	9	—	618	—
Restricted shares	31	—	170	—
Stock options	1	—	—	—
Assumed conversion of Class B shares	13,750	—	13,750	—

Shares used in diluted per-share calculation	57,090	13,750	55,887	13,750

	Nine Months Ended August 31,
	2006		2005
	Class A	Class B	Class A	Class B
	(In thousands)
Weighted average common shares outstanding:
Shares used in basic per-share calculation	42,568	13,750	41,316	13,750
Effect of dilutive securities:
Deferred stock units	68	—	675	—
Restricted shares	46	—	97	—
Stock options	1	—	—	—
Assumed conversion of Class B shares	13,750	—	13,750	—

Shares used in diluted per-share calculation	56,433	13,750	55,838	13,750

        Undistributed earnings and basic and diluted EPS amounts were calculated as follows:

	Three Months Ended August 31,
	2006		2005
	Class A	Class B	Class A	Class B
	(In thousands)
Basic
Weighted average shares outstanding	43,299	13,750	41,349	13,750
Divided by: Total weighted average shares outstanding (Class A and Class B)	57,049	57,049	55,099	55,099
Multiplied by: Undistributed earnings	$16,074	$16,074	$3,660	$3,660

Subtotal	$12,200	$3,874	$2,747	$913
Divided by: Weighted average shares outstanding	43,299	13,750	41,349	13,750

Earnings per share	$0.28	$0.28	$0.07	$0.07

Diluted
Weighted average shares outstanding	57,090	13,750	55,887	13,750
Divided by: Total weighted average shares outstanding (Class A and Class B)	57,090	57,090	55,887	55,887
Multiplied by: Undistributed earnings	$16,074	$16,074	$3,660	$3,660

Subtotal	$16,074	$3,871	$3,660	$900
Divided by: Weighted average shares outstanding	57,090	13,750	55,887	13,750

Earnings per share	$0.28	$0.28	$0.07	$0.07

	Nine Months Ended August 31,
	2006		2005
	Class A	Class B	Class A	Class B
	(In thousands)
Basic
Weighted average shares outstanding	42,568	13,750	41,316	13,750
Divided by: Total weighted average shares outstanding (Class A and Class B)	56,318	56,318	55,066	55,066
Multiplied by: Undistributed earnings	$42,472	$42,472	$25,439	$25,439

Subtotal	$32,102	$10,370	$19,087	$6,352
Divided by: Weighted average shares outstanding	42,568	13,750	41,316	13,750

Earnings per share	$0.75	$0.75	$0.46	$0.46

Diluted
Weighted average shares outstanding	56,433	13,750	55,838	13,750
Divided by: Total weighted average shares outstanding (Class A and Class B)	56,433	56,433	55,838	55,838
Multiplied by: Undistributed earnings	$42,472	$42,472	$25,439	$25,439

Subtotal	$42,472	$10,348	$25,439	$6,264
Divided by: Weighted average shares outstanding	56,433	13,750	55,838	13,750

Earnings per share	$0.75	$0.75	$0.46	$0.46

  Capital Structure

        For the nine months ended August 31, 2006, our capital structure changed as follows:

	Class A common shares	Nonvested restricted shares	Nonvested performance shares	Total Class A common shares
			(In thousands)
Balances, November 30, 2005	41,537	2,187	354	44,078
Granted	—	72	183	255
Vested equity awards(a)	1,818	(548)	—	1,270
Forfeited	—	(52)	(4)	(56)

Balances, August 31, 2006	43,355	1,659	533	45,547

(a)
Vested equity awards were primarily comprised of approximately 1.3 million deferred stock units, which represented rights to shares of our Class A common stock but not actual Class A shares prior to vesting and delivery.

        There was no change to the number of Class B common shares outstanding during the nine months ended August 31, 2006.

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

        Our Swiss subsidiary's local currency is its functional currency. The functional currency is used to pay labor and other operating costs, and it also has certain other operating costs which are denominated in British Pound Sterling. However, this subsidiary bills and collects principally in U.S. dollars. Beginning January 2005, to hedge our Swiss subsidiary's foreign-currency risk, we effectively converted a portion of our Swiss subsidiary's calendar-year 2005 sales and operating expenses which are denominated in foreign currencies into the local currency using forward contracts. We have not entered into similar contracts to hedge our Swiss subsidiary's calendar-year 2006 sales and operating expenses. Our Swiss subsidiary's revenue transactions are subscription-based and, consequently, they are deferred initially and recognized ratably into earnings over the course of the subscription period, generally twelve months. Accordingly, our related hedges are accounted for in the same fashion. As a result, we expect all of the $0.8 million unrealized loss on foreign currency hedges in accumulated other comprehensive income at August 31, 2006 will be recognized in our operating results by the end of November 2006.

        During the three months ended August 31, 2006, we recorded losses of $1.0 million in revenue in the accompanying condensed consolidated statement of operations for settled forward exchange contracts. During the three months ended August 31, 2005, we recorded losses of $0.2 million in revenue and gains of $0.2 million in cost of revenue in the accompanying condensed consolidated statement of operations for settled forward exchange contracts.

        During the nine months ended August 31, 2006, we recorded losses of $3.1 million in revenue and gains of $0.1 million in cost of revenue in the accompanying condensed consolidated statements of operations for settled forward-exchange contracts. During the nine months ended August 31, 2005, we recorded losses of $0.2 million in revenue and gains of $0.4 million in cost of revenue in the accompanying condensed consolidated statement of operations for settled forward exchange contracts.

        As of August 31, 2006, we had no risk management assets or liabilities associated with foreign exchange contracts on our condensed consolidated balance sheet as all such transactions had settled early in the first quarter of 2006. As of November 30, 2005, we had current risk management liabilities of $2.7 million and current risk management assets of $0.1 million associated with foreign-exchange contracts, consisting of the fair market value of forward-exchange contracts.

        Additionally, for our Swiss subsidiary, we effectively converted a portion of its U.S.-dollar-denominated accounts receivable to its local currency. As of August 31, 2006, the notional amount of this contract was $13.3 million. As of November 30, 2005, the notional amount of this contract was $7.2 million. During the three months ended August 31, 2006, we recorded a loss of approximately $0.4 million in other (income) expense, net for settled foreign exchange contracts. There was a loss of $0.1 million during the three months ended August 31, 2005. During the nine months ended August 31, 2006 and 2005, we recorded a gain of approximately $0.3 million and a loss of $1.0 million, respectively, in other (income) expense, net for settled foreign exchange contracts. Our accounts receivable hedges do not qualify for hedge accounting.

  Recent Accounting Pronouncement

        In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in consolidated financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. We are required to adopt FIN 48 on December 1, 2007, although early adoption is permitted. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

2.     Acquisitions

        To date in 2006, we have acquired four separate businesses: the assets of Canadian Hydrodynamics Ltd. (CHD), the assets of GeoPLUS Corporation (GeoPLUS), the shares of Construction Research Communications Limited (CRC), and certain assets of i2 Technologies, Inc.'s content-and-data-services (CDS) business.

  CHD

        During July 2006, we acquired the assets of Calgary, Canada-based CHD for approximately $3.5 million using existing cash on hand. CHD is a leading provider of comprehensive drillstem test information for the Western Canadian Sedimentary Basin. The CHD database has been available exclusively through IHS AccuMap, one of our Energy product offerings, as a partner dataset since 1995.

  GeoPLUS

        In June 2006, we acquired the assets of GeoPLUS of Tulsa, Okla., for approximately $42.1 million using existing cash on hand. GeoPLUS has a PC-based software family, PETRA®, which is a popular platform used by oil and gas companies to analyze subsurface data from existing oil and gas wells.

  CRC

        Within our Engineering segment, we acquired CRC Limited, of London, UK, during June 2006 for approximately $5.8 million, net of acquired cash, using existing cash on hand. CRC was created by the Building Research Establishment (BRE) and Emap Construct to deliver a wide range of BRE products relating to the construction industry, ranging from environmental issues to fire safety.

  CDS

        On December 1, 2005, we acquired the assets of a content-and-data-services (CDS) business for approximately $33.0 million that serves several of the industries targeted by our Engineering segment. The core product of this business is an extensive database that includes technical attributes and alternatives for, and obsolescence and environmental data on, electronic component parts.

        Each acquisition was accounted for using the purchase method of accounting. Our unaudited condensed consolidated financial statements include all the assets and liabilities acquired and the results of operations from the applicable date of acquisition. Pro forma results of the acquired businesses have not been presented as they did not have a material impact on our results of operations.

        The purchase prices for these acquisitions, excluding acquired cash, were initially allocated as follows (in thousands):

	CHD	GeoPLUS	CRC	CDS	Total
Assets:
Current assets	$317	$2,052	$591	$—	$2,960
Property and equipment	—	25	—	250	275
Intangible assets	1,949	19,380	1,844	15,420	38,593
Goodwill	1,586	23,576	3,635	21,685	50,482
Deferred tax assets	—	—	2	—	2

Total assets	3,852	45,033	6,072	37,355	92,312

Liabilities:
Current liabilities	317	2,919	243	4,379	7,858
Long-term liabilities	—	—	—	—	—

Total liabilities	317	2,919	243	4,379	7,858

Purchase price	$3,535	$42,114	$5,829	$32,976	$84,454

3.     Restructuring and Offering Charges

        A summary of the restructuring and offering charges follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2006	2005	2006	2005
Restructuring charge	$—	$8,277	$(18)	$8,277
Offering costs	—	4,120	20	4,120

Total	$—	$12,397	$2	$12,397

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

        The restructuring charge was incurred in its entirety during the third quarter of 2005. Approximately $4.4 million and $3.8 million of the restructuring charge related to our Engineering segment and certain unallocated corporate costs, respectively. Our Energy segment did not have a restructuring charge. The restructuring charge was comprised of the following (in thousands):

Employee severance and other termination benefits	$5,947
Accelerated vesting of restricted stock	2,130
Contract-termination costs	167

Total	$8,244

        A reconciliation of the related accrued restructuring liability from November 30, 2005 to August 31, 2006 was as follows:

	Employee Severance and Other Termination Benefits	Accelerated Vesting of Restricted Shares	Contract Termination Costs	Total
	(In thousands)
Beginning balance	$399	$—	$—	$399
Add: Restructuring costs incurred	—	—	—	—
Less: Amount reversed during the nine months ended August 31, 2006	(18)	—	—	(18)
Less: Amount paid during the nine months ended August 31, 2006	(191)	—	—	(191)

Ending balance	$190	$—	$—	$190

4.     Discontinued Operations

        During the third quarter of 2005, a business in our Energy segment was classified as being held for sale. We continually evaluate opportunities to align our business activities within core operations. The business held for sale was a manufacturing operation, which is not a part of our core operations.

        During the first quarter of 2006, we revised our estimate, and wrote down the value, of the assets of the discontinued operation $1.0 million based on what we had experienced to date in the sales process. During the third quarter of 2006, we sold the business to an unrelated third party for approximately $0.4 million and recognized a loss of less than $0.1 million on the sale of the business. The loss on sale of discontinued operations is included in the loss on discontinued operations, net line item on our condensed consolidated statement of operations.

        For all of the periods presented, the related results of operations are shown as a discontinued operation, net of tax, in our condensed consolidated statements of operations and cash flows.

        The carrying amounts of the major classes of related assets and liabilities were as follows:

	August 31, 2006	November 30, 2005
	(In thousands)
Assets
Accounts receivable, net	$—	$85
Inventories	—	774
Property and equipment, net	—	104
Intangible assets	—	665
Deferred tax asset	93	304
Liabilities
Accounts payable	$1	$141
Accrued expenses	135	209

        Operating results of the discontinued operations for the three and nine months ended August 31, 2006 and 2005 were as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2006	2005	2006	2005
	(In thousands)
Revenue	$5	$114	$399	$312

Loss from discontinued operations	$(309)	$(763)	$(2,766)	$(2,577)
Tax benefit	11	236	846	925

Loss from discontinued operations, net	$(298)	$(527)	$(1,920)	$(1,652)

5.     Marketable Securities

        At August 31, 2006, we owned short-term investments which were classified as available-for-sale securities and reported at fair value as follows:

	Gross Amortized Cost	Unrealized Holding Losses	Estimated Fair Value
	(In thousands)
Municipal securities	$6,495	$(2)	$6,493
Other	23	—	23

Total	$6,518	$(2)	$6,516

        We use the specific-identification method to account for gains and losses on securities. Realized gains on sales of marketable securities included within other (income) expense were immaterial for the three and nine months ended August 31, 2006 and 2005.

        We review all marketable securities to determine if any decline in value is other than temporary. We have concluded that the decline in value as of August 31, 2006 is temporary.

6.     Commitments and Contingencies

        We are a party to various legal proceedings that arise in the ordinary course of business. In the opinion of management, none of these actions, either individually or in the aggregate, is expected to have a material adverse affect on our financial condition, liquidity or results of operations.

7.     Other Comprehensive Income (Loss)

        Our comprehensive income (loss) for the three and nine months ended August 31, 2006 and 2005 was as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2006	2005	2006	2005
	(In thousands)
Net income	$16,074	$3,660	$42,472	$25,439
Other comprehensive income (loss):
Foreign currency translation adjustment	(159)	5,016	8,648	(3,773)
Minimum pension liability adjustment	—	—	(323)	—
Unrealized gains (losses) on foreign currency hedges, net of tax	809	(411)	2,597	(2,717)
Unrealized gains on short-term investments, net of tax	5	(6)	25	(6)

Total other comprehensive income, net of tax	$16,729	$8,259	$53,419	$18,943

8.     Employee Retirement Plans

        Our net periodic pension (income) expense was comprised of the following:

	Three Months Ended August 31, 2006			Three Months Ended August 31, 2005
	U.S. Plan	U.K. Plan	Total	U.S. Plan	U.K. Plan	Total
	(In thousands)
Service costs incurred	$1,269	$234	$1,503	$738	$193	$931
Interest costs on projected benefit obligation	2,651	410	3,061	2,641	358	2,999
Expected return on plan assets	(5,071)	(391)	(5,462)	(5,332)	(317)	(5,649)
Amortization of prior service cost	(118)	—	(118)	33	—	33
Amortization of actuarial (gain) loss	224	157	381	—	174	174
Amortization of transitional obligation/(asset)	(142)	—	(142)	(142)	—	(142)

Net periodic pension benefit (income) expense	$(1,187)	$410	$(777)	$(2,062)	$408	$(1,654)

	Nine Months Ended August 31, 2006			Nine Months Ended August 31, 2005
	U.S. Plan	U.K. Plan	Total	U.S. Plan	U.K. Plan	Total
	(In thousands)
Service costs incurred	$3,483	$661	$4,144	$2,076	$604	$2,680
Interest costs on projected benefit obligation	8,013	1,155	9,168	8,195	1,122	9,317
Expected return on plan assets	(15,181)	(1,101)	(16,282)	(15,996)	(995)	(16,991)
Amortization of prior service cost	(262)	—	(262)	65	—	65
Amortization of actuarial loss	699	441	1,140	—	548	548
Amortization of transitional obligation/(asset)	(426)	—	(426)	(426)	—	(426)

Net periodic pension benefit (income) expense	$(3,674)	$1,156	$(2,518)	$(6,086)	$1,279	$(4,807)

        We have a Supplemental Income Plan (SIP), which is non-qualified pension plan, for certain company executives. We also incurred approximately $0.2 million and $0.6 million of expense related to our SIP for three months and nine ended August 31, 2006, respectively. We incurred approximately $0.5 million and $0.8 million of expense related to our SIP for three months and nine ended August 31, 2005, respectively.

        Our net periodic post-retirement benefit expense was comprised of the following:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2006	2005	2006	2005
	(In thousands)
Service costs incurred	$38	$278	$254	$698
Interest costs	145	382	583	1,116
Amortization of prior service cost	(807)	—	(1,883)	—
Amortization of net actuarial loss	133	83	352	212

Net periodic post-retirement benefit (income) expense	$(491)	$743	$(694)	$2,026

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

        No single customer accounted for 10% or more of our total revenue for the three and nine months ended August 31, 2006 or 2005. There are no material inter-segment revenues for any period presented.

        As shown below, certain corporate transactions are not allocated to the reportable segments. Amounts not allocated include corporate-level restructuring and offering charges, compensation expense related to equity awards, net periodic pension and post-retirement benefits income, corporate-level impairments, and gains on sales of corporate assets.

	Energy	Engineering	Segment Totals	Amounts not Allocated	Consolidated Total
	(In thousands)
Three Months Ended August 31, 2006
Revenue	$75,848	$64,075	$139,923	$—	$139,923
Segment operating income	16,889	8,062	24,951	(3,172)	21,779
Depreciation and amortization	2,751	1,467	4,218	—	4,218
Three Months Ended August 31, 2005
Revenue	$61,797	$56,160	$117,957	$—	$117,957
Segment operating income (loss)	14,725	(658)	14,067	(8,121)	5,946
Depreciation and amortization	1,696	1,077	2,773	—	2,773
	Energy	Engineering	Segment Totals	Amounts not Allocated	Consolidated Total
	(In thousands)
Nine Months Ended August 31, 2006
Revenue	$214,461	$188,183	$402,644	$—	$402,644
Segment operating income	49,449	21,576	71,025	(9,273)	61,752
Depreciation and amortization	6,497	4,433	10,930	—	10,930
Nine Months Ended August 31, 2005
Revenue	$178,917	$171,168	$350,085	$—	$350,085
Segment operating income	38,788	6,376	45,164	(7,421)	37,743
Depreciation and amortization	5,202	3,337	8,539	—	8,539

10.   Stock-Based Compensation

        We adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, effective December 1, 2005, the first day of our 2006 fiscal year. SFAS 123(R) is a revision of SFAS No. 123. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows.Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, Share-Based Payment, (SAB 107) related to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

        We adopted SFAS 123(R) using the modified prospective transition method, and, consequently, it applies to all of our outstanding nonvested share-based payment awards as of December 1, 2005, and all prospective awards. At December 1, 2005, we had no stock options issued or outstanding.

        On August 31, 2006, we had two share-based compensation plans: the Amended and Restated IHS Inc. 2004 Long-Term Incentive Plan and the IHS Inc. 2004 Directors Stock Plan. The 2004 Long-Term Incentive Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares, cash-based awards, other stock-based awards and covered employee annual incentive awards. The 2004 Directors Stock Plan provides for the grant of restricted stock and restricted stock units. We believe that such awards better align the interests of our employees and non-employee directors with those of our shareholders.

        We have authorized a maximum of 7 million shares, minus the number of shares relating to any award granted and outstanding as of, or subsequent to, the effective date under any other of our equity compensation plans, unless shares used to satisfy such award are shares repurchased from the open market. As of August 31, 2006, the number of such shares granted under such equity compensation plans was approximately 2.9 million, consisting of performance units and performance shares, restricted shares, restricted stock awards and stock options. Subject to the plan, the maximum number of shares that may be available for grant pursuant to incentive stock options is 1.9 million. As of August 31, 2006, there were 99,000 stock options outstanding under the plan.

        Stock-based compensation expense that has been charged against income for those plans was as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2006	2005	2006	2005
	(In thousands)
Cost of revenue	$392	$72	$2,558	$227
Selling, general and administrative	4,048	969	9,907	3,318

Stock-based compensation expense	$4,440	$1,041	$12,465	$3,545

        No compensation cost was capitalized during the three and nine months ended August 31, 2006 and 2005.

        SFAS 123(R) requires forfeitures to be estimated at the grant date. Accordingly, compensation cost is recognized based on the number of awards expected to vest. There may be adjustments in future periods if actual forfeitures differ from our estimates. Our forfeiture rate is based upon historical experience as well as anticipated employee turnover considering certain qualitative factors.

        Total compensation expense related to nonvested awards, both share awards and stock options, not yet recognized was $34.6 million as of August 31, 2006, with a weighted-average recognition period of 2 years.

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

        Nonvested Stock.    Share awards vest from six months to four years. Share awards are generally subject to graded vesting but we do have a limited number of share awards subject to cliff vesting. The fair value of nonvested stock is based on the fair value of our common stock on the date of grant. We amortize the value of share awards to expense over the vesting period on a straight-line basis. For awards with performance conditions, an evaluation is made each quarter as to the likelihood of the performance criteria being met. Compensation expense is then adjusted to reflect the number of shares expected to vest and the cumulative vesting period met to date.

        A summary of the status of our nonvested shares as of August 31, 2006, and changes during the nine months ended August 31, 2006 was as follows:

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands)
Balances, November 30, 2005	3,861	$10.89
Granted	779	$27.91
Vested	(1,819)	$9.99
Forfeited	(63)	$14.37

Balances, August 31, 2006	2,758	$16.21

        The total fair value of nonvested stock that vested during the nine months ended August 31, 2006 was $41.7 million based on the weighted-average fair value on the vesting date and $18.2 million based on the weighted-average fair value on the date of grant.

        Stock Options.    Option awards are generally granted with an exercise price equal to the fair market value of our stock at the date of grant. Options outstanding as of August 31, 2006 cliff vest after 4 years of continuous service and have 8-year contractual terms. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the plans).

        The fair value of each option award is estimated on the date of grant using the Black-Scholes pricing model that uses the assumptions noted in the following table:

Three Months Ended August 31, 2006
Dividend yield	0.0%
Expected volatility	27.8%
Risk-free interest rate	5.0%
Expected term (in years)	6.0
Weighted average fair value of stock options granted	$11.77

        We had no options outstanding during the nine months ended August 31, 2005. Our dividend yield is 0.0% since we have no history of paying dividends and currently have no plan to do so. Our expected volatility is determined annually using a basket of peer company historical volatility rates until such time our stock history is equal to our contractual terms. Our risk-free interest rate is the treasury-bill rate for the period equal to the expected term based on the Treasury note strip principal rates as reported in well-known and widely used financial sources. Our expected term is the average of the contractual term of the option and the vesting period (i.e., the "shortcut method").

        The following table summarized changes in outstanding stock options during the nine months ended August 31, 2006, as well as options that are vested and expected to vest and stock options exercisable at August 31, 2006:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at November 30, 2005	—	—
Granted	99	$30.80
Exercised	—	—
Forfeited	—	—
Outstanding at August 31, 2006	99	$30.80	5.9	$—
Vested and expected to vest at August 31, 2006	99	$30.80	5.9	$—
Exercisable at August 31, 2006	—	—	—	$—

        The aggregate intrinsic value amounts in the table above represent the difference between the closing price of our common stock on August 31, 2006, which was $30.01, and the exercise price, multiplied by the number of in-the-money stock options as of the same date. This represents the amount that would have been received by the stock option holders if they had all exercised their stock options on August 31, 2006. In future periods, this amount will change depending on fluctuations in our stock price. The total intrinsic value of stock options exercised during the nine months ended August 31, 2006 was $0.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        The preceding discussion contains statements that relate to IHS's future plans, objectives, expectations, performance, events and the like that may constitute "forward-looking statements" within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Words such as "may," "could," "should," "would," "believe," "expect," "anticipate," "estimate," "intend," "seeks," "plan," "project," "continue," "predict" and other words or expressions of similar meaning are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements are based on our current expectations about future events or results and information that is currently available to us, involve assumptions, risks and uncertainties, and speak only as of the date on which such statements are made. Our actual results may differ materially from those expressed or implied in these forward-looking statements. Those factors include, but are not limited to, our ability to obtain content from third parties (including Standards Development Organizations) on commercially reasonable terms, changes in demand for IHS's products and services, changes in the energy industry, our ability to develop new products and services, pricing and other competitive pressures, risks associated with the integration of acquisitions, changes in laws and regulations governing our business and certain other factors discussed under the caption "Risk Factors" in the MD&A section of our 2005 Form 10-K, and in our other filings with the SEC. IHS undertakes no duty to update, whether as a result of new information, future events or otherwise, unless required by law.

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

        Subscriptions are generally paid in full within one to two months after the subscription period commences. As a result, the timing of our cash flows generally precedes the recognition of revenue and income. Due to the historical timing and alignment of our sales to correspond to certain of our customers' budget and funding cycles, our cash flow provided by operating activities tends to be higher in the first half of our fiscal year as we receive subscription payments.

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

Acquisitions

        To date in 2006, we have acquired four separate businesses: the assets of Canadian Hydrodynamics Ltd. (CHD), the assets of GeoPLUS Corporation (GeoPLUS), the shares of Construction Research Communications Limited (CRC), and certain assets of i2 Technologies, Inc.'s content-and-data-services (CDS) business.

  CHD

        During July 2006, we acquired the assets of Calgary, Canada-based CHD in July 2006 for approximately $3.5 million using existing cash on hand. CHD is a leading provider of comprehensive drillstem test information for the Western Canadian Sedimentary Basin. The CHD database has been available exclusively through IHS AccuMap, one of our Energy product offerings, as a partner dataset since 1995.

  GeoPLUS

        In June 2006, we acquired the assets of GeoPLUS of Tulsa, Okla., for approximately $42.1 million using existing cash on hand. GeoPLUS has a PC-based software family, PETRA®, which is a popular platform used by oil and gas companies to analyze subsurface data from existing oil and gas wells. This acquisition will enhance our Energy segment's decision-support tools that our oil-and-gas customers use to analyze the information in our critical exploration-and-production databases.

  CRC

        Within our Engineering segment, we acquired CRC Limited, of London, UK, during June 2006 for approximately $5.8 million, net of acquired cash, using existing cash on hand. CRC was created by the Building Research Establishment (BRE) and Emap Construct to deliver a wide range of BRE products relating to the construction industry, ranging from environmental issues to fire safety.

  CDS

        On December 1, 2005, we acquired the assets of a content-and-data-services (CDS) business for approximately $33.0 million that serves several of the industries targeted by our Engineering segment. The purchase price was paid from existing cash on hand at the acquisition date. The core product of this business is an extensive database that includes technical attributes and alternatives for, and obsolescence and environmental data on, electronic component parts.

        Each acquisition was accounted for using the purchase method of accounting. Our unaudited condensed consolidated financial statements include all the assets and liabilities acquired and the results of operations from the applicable date of acquisition. Pro forma results of the acquired businesses have not been presented as they did not have a material impact on our results of operations.

        The purchase prices for these acquisitions were initially allocated as follows (in thousands):

	CHD	GeoPLUS	CRC	CDS	Total
Assets:
Current assets	$317	$2,052	$591	$—	$2,960
Property and equipment	—	25	—	250	275
Intangible assets	1,949	19,380	1,844	15,420	38,593
Goodwill	1,586	23,576	3,635	21,685	50,482
Deferred tax assets	—	—	2	—	2

Total assets	3,852	45,033	6,072	37,355	92,312
Liabilities:
Current liabilities	317	2,919	243	4,379	7,858
Long-term liabilities	—	—	—	—	—

Total liabilities	317	2,919	243	4,379	7,858

Purchase price	$3,535	$42,114	$5,829	$32,976	$84,454

Pensions and Post-retirement Benefits

        During the first quarter of 2006, we notified our employees of certain changes adopted by the human resources committee of our board of directors regarding our U.S. pension and post-retirement benefit plans. These changes took effect May 1, 2006. As a result of these changes, we expect our net periodic pension and post-retirement benefit income to increase during fiscal year 2006 compared to fiscal year 2005 and then decline in 2007.

Goodwill

        As previously disclosed in our 2005 Form 10-K, we tested goodwill for impairment during the fourth quarter of 2005 based on the goodwill balance as of the end of the third quarter of 2005. We concluded that no impairment existed at that time. As part of that annual process, we chose to obtain an independent appraisal in support of our view of the recoverability of goodwill for our Engineering Services reporting unit. We now plan to obtain an independent appraisal of this reporting unit relative to the performance of our annual goodwill impairment test during the fourth quarter of 2006. The Engineering Services reporting unit accounted for approximately 3% of our revenue and 5% of our goodwill balance as of the end of the third quarter of fiscal year 2006.

Stock-Based Compensation Expense

        We adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, effective December 1, 2005, the first day of our 2006 fiscal year. SFAS 123(R) is a revision of SFAS No. 123. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows.Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, Share-Based Payment, (SAB 107) related to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

        We adopted SFAS 123(R) using the modified prospective transition method, and, consequently, it applies to all of our outstanding nonvested share-based payment awards as of December 1, 2005, and all prospective awards. At December 1, 2005, we had no stock options issued or outstanding.

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

        Total compensation expense related to nonvested awards, both share awards and stock options, not yet recognized was $34.6 million as of August 31, 2006, with a weighted-average recognition period of 2.0 years.

        As of August 31, 2006, the number of shares granted under our equity compensation plans was approximately 2.9 million, consisting of performance units, performance shares, restricted shares, restricted stock units and stock options. Assuming that all of the performance measures are met, we expect stock-based compensation expense for the fourth quarter 2006 and the three years thereafter to approximate the following:

	Fourth Quarter	Years Ending November 30,
	2006	2007	2008	2009
	(In thousands)
Total projected compensation expense	$8,441	$13,665	$8,130	$3,634

        The above projections do not reflect any future share grants.

Results of Operations

Segment Information

        Set forth below is our revenue and operating income for our Energy and Engineering segments for the three and nine months ended August 31, 2006 and 2005. Certain corporate transactions are not allocated to our operating segments. Unallocated amounts include corporate-level restructuring and offering charges, compensation expense related to equity awards, net periodic pension and post-retirement benefits income, corporate-level impairments, and gains on sales of corporate assets.

	Three Months Ended August 31,		Nine Months Ended August 31,
	2006	2005	2006	2005
	(In thousands)
Energy revenue	$75,848	$61,797	$214,461	$178,917
Engineering revenue	64,075	56,160	188,183	171,168

Consolidated revenue	$139,923	$117,957	$402,644	$350,085

Energy operating income	$16,889	$14,725	$49,449	$38,788
Engineering operating income (loss)	8,062	(658)	21,576	6,376

Total segment operating income	24,951	14,067	71,025	45,164
Adjustments(1)	(3,172)	(8,121)	(9,273)	(7,421)

Consolidated operating income	$21,779	$5,946	$61,752	$37,743

(1)
Includes the following items:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2006	2005	2006	2005
	(In thousands)
Corporate-level restructuring and offering charges	$—	$(7,991)	$(20)	$(7,991)
Stock-based compensation expense	(4,440)	(1,041)	(12,465)	(3,545)
Gain on sales of corporate assets, net	—	—	—	1,334
Net periodic pension and post-retirement benefits	1,268	911	3,212	2,781

	$(3,172)	$(8,121)	$(9,273)	$(7,421)

Three Months Ended August 31, 2006, Compared to the Three Months Ended August 31, 2005

        Revenue.    Revenue was $139.9 million for the three months ended August 31, 2006, compared to $118.0 million for the three months ended August 31, 2005, an increase of $21.9 million or 19%. Revenue increased primarily due to organic growth, which contributed $15.5 million. Increased revenue from acquisitions of approximately $4.7 million and a positive impact of foreign currency comprised the remaining increase.

        Revenue for our Energy segment was $75.8 million for the three months ended August 31, 2006, compared to $61.8 million for the three months ended August 31, 2005, an increase of $14.0 million or 23%. Organic growth, which contributed $11.0 million, was driven by an expanding subscription base and price increases. Acquisitions added $2.2 million and foreign exchange impacts contributed $0.9 million.

        Revenue for our Engineering segment was $64.1 million for the three months ended August 31, 2006, compared to $56.2 million for the three months ended August 31, 2005, an increase of $7.9 million or 14%. Organic growth added $4.5 million, acquisitions contributed $2.5 million, and favorable foreign currency movements added $0.9 million. Organic growth was principally driven by increased sales and price increases.

        Cost of Revenue.    Cost of revenue was $64.3 million for the three months ended August 31, 2006, compared to $57.3 million for the three months ended August 31, 2005, an increase of $7.0 million or 12%. As a percentage of revenue, cost of revenue decreased to 46.0% from 48.6%. Margins within our

Energy segment increased principally due to the additional revenue discussed above combined with our ability to leverage a relatively fixed cost structure. Margins within our Engineering segment increased primarily as a result of price increases, relatively flat effective royalty rates, growth in our higher-margin parts business and the cost savings realized from last year's restructuring.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses (SG&A) were $50.7 million for the three months ended August 31, 2006, compared to $40.7 million for the three months ended August 31, 2005, an increase of $10 million or 25%. Stock-based compensation expense contributed $3.1 million of the increase. SG&A also increased due to certain one-time costs associated with a modest reduction in force related to a legacy product line and increased costs related to our first full year as a public company, such as Sarbanes-Oxley, insurance and branding cost. Cost savings from our third-quarter 2005 restructuring partially offset the above. Acquisitions contributed $1.1 million of the increase. Foreign currency movements also added $0.6 million. As a percentage of revenue and excluding stock-based compensation expense, SG&A was 33.3% for the three months ended August 31, 2006, down from 33.6% for the three months ended August 31, 2005.

        Depreciation and Amortization Expenses.    Depreciation and amortization expenses were $4.2 million for the three months ended August 31, 2006, compared to $2.8 million for the three months ended August 31, 2005, an increase of $1.4 million or 50%. The increase was primarily due to acquisitions.

        Restructuring and Offering Charges.    There were no restructuring and offering charges during the three months ended August 31, 2006. Restructuring and offering charges were $12.4 million for the three months ended August 31, 2005. The restructuring costs of $8.3 million were comprised primarily of termination costs. The offering costs of $4.1 million related to the write-off of previously capitalized costs associated with our initial public offering. During the third quarter of 2005, we executed a restructuring initiative affecting our Engineering segment and certain unallocated corporate costs. This initiative was undertaken to reduce costs, further the integration of operations from previous acquisitions, streamline our data delivery processes, and realign our marketing efforts to support core product initiatives. In the restructuring, we reduced our aggregate workforce by over 100 employees and closed two offices, one in the United States and one in the United Kingdom.

        Operating Income.    Operating income was $21.8 million for the three months ended August 31, 2006, compared to $5.9 million for the three months ended August 31, 2005, an increase of $15.9 million. As a percentage of revenue, operating income increased to 15.6% for the three months ended August 31, 2006, from 5.0% for the three months ended August 31, 2005. Third quarter 2005 included $12.4 million in restructuring and offering costs. No similar expenses were incurred during the third quarter of 2006.

        Operating income for our Energy segment was $16.9 million for the three months ended August 31, 2006, compared to $14.7 million for the three months ended August 31, 2005, an increase of $2.2 million or 15%. The increase was primarily attributable to increased revenue discussed above coupled with a relatively fixed cost structure.

        Operating income for our Engineering segment was $8.1 million for the three months ended August 31, 2006, compared to a loss of $0.7 million for the three months ended August 31, 2005, a difference of $8.8 million. Operating income increased primarily due to increased sales combined with cost savings resulting from our third-quarter 2005 restructuring. Third quarter 2005 included a $4.4 million restructuring charge. No similar charge was incurred during third quarter 2006.

        Provision for Income Taxes.    Our effective tax rate for the three months ended August 31, 2006 was 29.8%, compared to 37.4% for the three months ended August 31, 2005. The lower 2006 rate reflects the net benefits from an increase in tax exempt interest and changes to certain estimates. These benefits were partially offset by the recording of a valuation allowance relating to certain deferred tax assets that is more likely than not to be realized. The higher 2005 rate reflects the impact of non-deductible costs related to the public offering.

Nine Months Ended August 31, 2006, Compared to the Nine Months Ended August 31, 2005

        Revenue.    Revenue was $402.6 million for the nine months ended August 31, 2006, compared to $350.1 million for the nine months ended August 31, 2005, an increase of $52.5 million or 15%. Revenue increased primarily due to organic growth, which contributed $44.8 million, and acquisitions, which contributed $10.5 million. These increases were partially offset by the impact of foreign currency.

        Revenue for our Energy segment was $214.5 million for the nine months ended August 31, 2006, compared to $178.9 million for the nine months ended August 31, 2005, an increase of $35.6 million or 20%. The increase was principally due to organic growth, which contributed $33.1 million. Organic growth in 2006 was driven by an expanding subscription base, price increases, and the contributions of certain items unique to the first quarter, such as CERAWeek and the sale of certain U.K. sub-surface information as a result of a periodic government auction of exploration-and-production rights. Acquisitions added $2.2 million.

        Revenue for our Engineering segment was $188.2 million for the nine months ended August 31, 2006, compared to $171.2 million for the nine months ended August 31, 2005, an increase of $17.0 million or 10%. Organic growth added $11.7 million and acquisitions contributed $8.3 million. These increases were partially offset by adverse foreign currency movements. Organic growth was principally driven by increased sales and increased prices within our specification-and-standards and parts-management offerings.

        Cost of Revenue.    Cost of revenue was $188.4 million for the nine months ended August 31, 2006, compared to $170.0 million for the nine months ended August 31, 2005, an increase of $18.4 million or 11%. As a percentage of revenue, cost of revenue decreased to 46.8% from 48.6%. Margins within our Energy segment increased principally due to the additional revenue discussed above and our ability to leverage a relatively fixed cost structure. Margins within our Engineering segment benefited from the cost savings realized from last year's restructuring and relatively flat effective royalty rates.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses (SG&A) were $143.9 million for the nine months ended August 31, 2006, compared to $126.1 million for the nine months ended August 31, 2005, an increase of $17.8 million or 14%. Stock-based compensation increased $6.6 million. SG&A also increased due to increased sales-and-marketing and back-office costs to support increased sales; certain one-time costs related to a modest reduction in force in a legacy product line; and, at the corporate level, increased costs related to our first full year as a public company. Cost savings from our third-quarter 2005 restructuring partially offset the above. Acquisitions contributed $2.5 million of the increase. Foreign currency movements partially offset the above by $0.6 million. As a percentage of revenue and excluding stock-based compensation expense, selling, general and administrative expenses were 33.3% for the nine months ended August 31, 2006, down from 35.1% for the nine months ended August 31, 2005.

        Depreciation and Amortization Expenses.    Depreciation and amortization expenses were $10.9 million for the nine months ended August 31, 2006, compared to $8.5 million for the nine months ended August 31, 2005, an increase of $2.4 million or 28%. The increase was primarily due to acquisitions.

        Restructuring and Offering Charges.    There were no material restructuring and offering charges in 2006. Restructuring and offering charges were $12.4 million for the nine months ended August 31, 2005. The restructuring costs of $8.3 million were comprised primarily of termination costs. The offering costs of $4.1 million related to the write-off of previously capitalized costs associated with our initial public offering. During the third quarter of 2005, we executed a restructuring initiative affecting our Engineering segment and certain unallocated corporate costs. This initiative was undertaken to reduce costs, further the integration of operations from previous acquisitions, streamline our data delivery processes, and realign our marketing efforts to support core product initiatives. In the restructuring, we reduced our aggregate workforce by over 100 employees and closed two offices, one in the United States and one in the United Kingdom.

        Operating Income.    Operating income was $61.8 million for the nine months ended August 31, 2006, compared to $37.7 million for the nine months ended August 31, 2005, an increase of $24.1 million or 64%. As a percentage of revenue, operating income increased to 15.3% for the nine months ended August 31, 2006, from 10.8% for the nine months ended August 31, 2005. The prior year included $12.4 million in restructuring and offering costs. No similar expenses were incurred during 2006.

        Operating income for our Energy segment was $49.4 million for the nine months ended August 31, 2006, compared to $38.8 million for the nine months ended August 31, 2005, an increase of $10.6 million or 27%. The increase was primarily attributable to increased revenue discussed above coupled with a relatively fixed cost structure. The first nine months of 2006 also benefited from certain events unique to the first quarter, such as increased attendance and sponsorships for CERAWeek and the sale of certain U.K. sub-surface information as a result of a periodic government auction of exploration-and-production rights.

        Operating income for our Engineering segment was $21.6 million for the nine months ended August 31, 2006, compared to $6.4 million for the nine months ended August 31, 2005, an increase of $15.2 million. Operating income increased primarily due to increased sales combined with cost savings resulting from our third-quarter 2005 restructuring. Also, third quarter 2005 included a $4.4 million restructuring charge. No similar charge was incurred during 2006.

        Loss from Discontinued Operations, Net.    Loss from discontinued operations, net was $1.9 million for the nine months ended August 31, 2006, compared to $1.7 million for the nine months ended August 31, 2005, an increase of $0.2 million. During the first quarter of 2006, we revised our estimate, and wrote down the value, of the assets of the discontinued operation based on what we had experienced to date in the sales process. During the third quarter 2006, we sold the business to an unrelated third party for approximately $0.4 million and recorded a loss on sale of less than $0.1 million.

Financial Condition

        Accounts Receivable, Net.    Accounts receivable, net was $97.5 million as of August 31, 2006, compared to $137.0 million as of November 30, 2005, a decrease of $39.5 million or 29%. The decrease was primarily attributable to the seasonal nature of our invoicing patterns, as our accounts receivable generally build during the fourth quarter, peak in the first quarter and then decline thereafter.

        Intangibles Assets, Net.    Intangible assets, net were $60.8 million as of August 31, 2006, compared to $27.5 million as of November 30, 2005, an increase of $33.3 million. The increase was primarily attributable to our four acquisitions during 2006.

        Goodwill, Net.    Goodwill, net was $355.1 million as of August 31, 2006, compared to $296.4 million as of November 30, 2005, an increase of $58.7 million or 20%. The increase was principally attributable to 2006 acquisitions.

        Deferred Revenue.    Deferred revenue was $177.5 million as of August 31, 2006, compared to $149.6 million as of November 30, 2005, an increase of $27.9 million or 19%. The increase was primarily attributable to increased sales and the seasonal nature of our invoicing which generally peaks at year-end or early in the new year.

Liquidity and Capital Resources

        As of August 31, 2006, we had cash and cash equivalents of $161.6 million, short-term investments of $6.5 million, and virtually no debt. We have generated strong cash flows from operations over the last few years. As a result of these factors, as well as the availability of funds under our credit facility, we believe we will have sufficient cash to meet our anticipated working capital and capital expenditure needs.

        Our future capital requirements will depend on many factors, including the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products, increased administrative costs of being a public company, changing technology, and the continued market acceptance of our offerings. We could be required, or could elect, to seek additional funding through public or private equity or debt financing for any possible future acquisitions. Additional funds may not be available on terms acceptable to us or at all. We expect our capital expenditures, excluding potential acquisitions, to be approximately $10 million for 2006.

  Cash Flows

        Net cash provided by operating activities was $94.2 million for the nine months ended August 31, 2006, compared to $36.8 million for the nine months ended August 31, 2005, an increase of $57.4 million. The increase was primarily generated by higher sales and profits and higher collections of accounts receivable.

        Net cash used in investing activities was $73.8 million for the nine months ended August 31, 2006, compared to $21.8 million for the nine months ended August 31, 2005. We paid approximately $84.5 million for acquisitions during 2006 compared to $3.0 million in 2005. Partially offsetting this was the purchase of $18.9 million of investments during the third quarter of 2005, the period during which we implemented our cash management policy. During 2006, we purchased $5.4 million of investments.

        Net cash provided by financing activities was $7.2 million for the nine months ended August 31, 2006. Net cash used in financing activities was $0.4 million during the nine months ended August 31, 2005. On December 1, 200, we adopted SFAS No. 123(R), Share-Based Payment. This standard amended SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. Accordingly, we recognized a

$7.4 million benefit during the first nine months of 2006 relating to vesting equity awards during the period; no similar benefit was recognized in the first nine months of 2005.

  Credit Facility

        We are a party to a $125 million unsecured revolving credit agreement (the Revolver), which has a feature allowing us to increase the facility to a maximum of $250 million. The agreement expires in January 2010.

        The interest rates for borrowing under the Revolver are based upon our Leverage Ratio, which is the ratio of Consolidated Funded Indebtedness to rolling four quarter Consolidated Earnings Before Interest Expense, Taxes, Depreciation and Amortization (EBITDA), as defined in the Revolver. The rate ranges from the applicable LIBOR plus 75 basis points to 160 basis points or the agent bank's base rate. The facility fee is payable periodically and is 15 or 25 basis points based upon our Leverage Ratio. The Revolver contains certain financial and other covenants, including limitations on capital lease obligations, maximum Leverage Ratio, and maintenance of a Fixed Charge Coverage Ratio, as defined in the Revolver.

        As of August 31, 2006, we were in compliance with all of the covenants in the agreement and had no outstanding borrowings. However, we had letters of credit totaling approximately $1.5 million as of August 31, 2006.

Off-Balance Sheet Transactions

        We have no off-balance sheet transactions.

Critical Accounting Policies

        Our management makes a number of significant estimates, assumptions and judgments in the preparation of our financial statements. See "Management's Discussion and Analysis and Results of Operations—Critical Accounting Policies and Estimates" in our 2005 Form 10-K for a discussion of the estimates and judgments necessary in our accounting for revenue recognition, valuation of long-lived and intangible assets and goodwill, income taxes and pension and post-retirement benefits.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

        For information regarding our exposure to certain market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in our 2005 Form 10-K. There were no material changes to our market risk exposure during the first nine months of 2006.

        You should also read "Derivatives" included in Note 1 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        Not Applicable.

Item 6. Exhibits

  (a)
  Index of Exhibits

          The following exhibits are filed as part of this report:

Exhibit Number		Description
10.1	*	Separation Agreement by and between IHS Inc. and Charles A. Picasso dated as of September 20, 2006.
31.1	*	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act.
31.2	*	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act.
32.1	*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed electronically herewith.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 29, 2006.

IHS INC.

By:	/s/ HEATHER MATZKE-HAMLIN
	Name:	Heather Matzke-Hamlin
	Title:	Senior Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number		Description
10.1	*	Separation Agreement by and between IHS Inc. and Charles A. Picasso dated as of September 20, 2006.
31.1	*	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act.
31.2	*	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act.
32.1	*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed electronically herewith.