Form 10-K
period 2006-11-30
IHS Inc.
filed 2007-01-24
CIK 1316360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Mark One)

For the fiscal year ended November 30, 2006

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

(303) 790-0600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $0.01 par value per share Series A junior participating preferred stock purchase rights (attached to the Class A Common Stock)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ YES     ☐ NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ YES     ☒ NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES     ☐ NO

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ YES     ☒ NO

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the closing price for the Common Stock as reporting on the New York Stock Exchange composite tape on the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $503 million. All executive officers, directors, and holders of 5% or more of the outstanding Common Stock of the registrant have been deemed, solely for purposes of the foregoing calculation, to be “affiliates” of the registrant.

As of December 31, 2006, there were 45,038,538 shares of the registrant’s Class A Common Stock outstanding and 13,750,000 shares of the registrant’s Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of the Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 26, 2007, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s fiscal year.

i

FORWARD-LOOKING STATEMENTS

We have made statements under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business and Properties” and in other sections of this Form 10-K that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of these terms, and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties, and assumptions, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance, or achievements to differ materially from the results, level of activity, performance, or achievements expressed or implied by the forward-looking statements. In particular, you should consider the risks outlined under “Risk Factors.”

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

*  *  *  *

Fiscal Year End

Our fiscal years end on November 30 of each year. Unless otherwise indicated, references herein to an individual year means the fiscal year ended November 30. For example, “2006” refers to the fiscal year ended November 30, 2006.

ii

PART I

Item 1.                        Business

Overview

IHS is one of the leading global providers of critical technical information, decision-support tools, and related services to customers in the energy, defense, aerospace, construction, electronics, and automotive industries. We have developed a comprehensive collection of technical information that is highly relevant to the industries we serve. Our decision-support tools enable our customers to quickly and easily search and analyze this information and integrate it into their work flows. Our operational, research, and strategic advisory services combine this information and these tools with our extensive industry expertise to meet the needs of our customers. Our customers rely on these offerings to facilitate decision-making, support key processes, and improve productivity.

Our customers range from governments and large multinational corporations to smaller companies and technical professionals in more than 100 countries. We sell our offerings primarily through subscriptions. As a result of our subscription-based business model and historically high renewal rates, we generate recurring revenue and cash flow. IHS has been in business for more than 45 years and employs approximately 2,500 people around the world. We manage our business through our Energy and Engineering operating segments.

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

Our Engineering segment provides offerings in two broad categories of products: technical standards and parts information. These products include a broad range of technical specifications and standards, regulations, parts data, design guides, and other information for customers in our targeted industries. We deliver this critical content through decision-support tools that enhance the accessibility and usability of this information. We offer targeted services that are designed to maximize the utilization and integration of our information within our customers’ business processes. We serve some of the largest engineering-intensive companies around the world in the defense, aerospace, construction, energy, electronics, and automotive industries. For example, we provide some of the largest aerospace companies with desktop access to industry specifications and standards; parts, logistics, and procurement data; engineering methods; and related analytical tools.

We were organized as a Delaware corporation in 1994. For financial information about our segments and geographic areas, you should read our consolidated financial statements included elsewhere in this Form 10-K.

Our History

IHS has been a trusted name in the business of managing technical information since 1959. Over the years, we have expanded our offerings from a catalog database for aerospace engineers to become one of the leading providers of critical technical information, decision-support tools, and related services in the energy, defense, aerospace, construction, electronics, and automotive industries. In the late 1990s, we acquired several established energy information providers that we organized into our Energy segment. The businesses that now comprise this operating segment have accumulated and developed well production and geological information from industry and government sources dating back to the 1800s. With the evolution of new technologies, we transitioned our delivery methods from microfilm to the Internet and other electronic media. As our offerings have developed over the years, we have remained committed to providing our customers with solutions that facilitate decision-making, support key processes, and improve productivity.

Ownership Structure

Voting and investment decisions with respect to the shares of our company have historically been made by TBG Holdings N.V. (TBG), a Netherlands Antilles company through the shares that it holds directly and through its indirect sole ownership of our other principal stockholder, Urvanos Investments Limited, a Cyprus limited liability company. TBG had not historically held our shares directly and instead held them through its indirect sole ownership of Urvanos and Urpasis Investments Limited, a Cyprus limited liability company. On September 1, 2006, Urpasis dividended all the shares it held in our company to TBG. TBG is wholly owned indirectly by The Thyssen Bornemisza Continuity Trust (Trust), a Bermuda trust, which is controlled by a Bermudan trustee, Thybo Trustees Limited, and another oversight entity, Tornabuoni Limited, which is a Guernsey company.

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

Our authorized capital stock consists of 80,000,000 shares of Class A common stock and 13,750,000 shares of Class B common stock. These classes have equal dividend rights and liquidation rights. However, the holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share on all matters to be voted upon by the stockholders. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock. In addition, each share of Class B common stock will convert automatically, without any action by the holder, into one share of Class A common stock upon the earlier of:

•       any transfer, wither or not for value, except for:

•        transfers to any trust, so long as (a) such trust is the sole owner, directly or indirectly, of TBG; and (b) the principal beneficiary of such trust is Georg Heinrich Thyssen-Bornemisza; and

•        transfers to any corporate entities, partnerships or other similar entities, so long as The Thyssen-Bornemisza Continuity Trust or any trust described in the preceding bullet directly or indirectly wholly-own such entities;

•       the death of Georg Heinrich Thyssen-Bornemisza;

•       November 16, 2009; and

•       the date on which holders of Class B common stock do not own at least 22% of the aggregate number of shares of Class A common stock and Class B common stock then outstanding, as determined by the IHS board of directors.

Once transferred and converted into Class A common stock, the Class B common stock shall not be reissued. No class of common stock may be subdivided or combined unless the other class of common stock concurrently is subdivided or combined in the same proportion and in the same manner.

The following diagram summarizes our current ownership structure:

(1)          TBG is indirectly wholly owned by the Trust through a Bermuda corporation.

(2)          Urvanos Investments Limited is indirectly wholly owned by TBG through a Netherlands corporation.

(3)          As of November 30, 2006, Urvanos Investments Limited owned 958,859 shares of our Class A common stock and 13,750,000 shares of our Class B common stock, representing in the aggregate approximately 75.9% of the voting power of the then outstanding common stock (compared to 25.0% of the overall economic interest).

(4)          As of November 30, 2006, General Atlantic owned 4,687,500 shares of our Class A common stock representing approximately 2.6% of the voting power of the then outstanding common stock (compared to 8.0% of the overall economic interest).

(5)          As of November 30, 2006, TBG owned 9,251,391 shares of our Class A common stock representing approximately 5.1% of the voting power of the then outstanding common stock (compared to 15.7% of the overall economic interest).

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

Energy Segment Offerings

Critical Information

We provide comprehensive global exploration, development, and production data, industry activity, fiscal, legal, infrastructure, leasehold, and reservoir information, and related news, reports, and maps. We gather this information from government agencies, energy producers, and other industry sources. To augment proprietary systems and staff devoted to data collection, our Energy segment employs a network of independent contractors who each utilize an informal network of industry and government sources to obtain data. Each of these independent contractors has entered into a written agreement with IHS to follow certain standards in the course of obtaining data. Several of our Energy segment’s products rely heavily upon the work product of these independent contractors. See “Risk Factors—Risks Related to Our Business—We rely on a network of independent contractors and dealers whose actions could have an adverse effect on our business.”

Once we obtain data, we process it rigorously by testing its accuracy, cross-referencing it against numerous sources, verifying surface and subsurface attributes, and standardizing and creating common industry codes. We are recognized as an industry leader in setting information standards and codes, working with our global customer base and industry groups to define and maintain critical information standards and formats.

We offer this information in a timely and user-friendly manner through online and other electronic subscriptions, including via CD-ROM. Depending on the terms of a customer’s subscription, the information is available on our servers and can be accessed online, installed on the customer’s network for local access, or reproduced on disks for physical distribution. Customers can access the information through software platforms and underlying database structures that allow quick local or online access to our information. Our primary information categories are described below.

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

Production data.   Our production data tracks information on more than 90% of the world’s oil and gas production, including monthly production volumes for wells and fields in more than 100 countries. This data includes cumulative statistics on monthly oil and gas production volumes for more than two million oil assets and more than 70,000 producing fields globally. It is used by reservoir engineers and commercial analysts to assess the productivity and longevity of energy producing assets, determine the current and future value of these assets, and develop and assess investment and operating plans.

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

Decision-Support Tools

We integrate critical energy information with technology and applications to meet the needs of a range of users across the energy industry. These tools enable our customers to integrate our information and their proprietary information within their workflows and business processes. Our decision-support tools range from easy-to-use “browse and search” applications, which are interfaces that allow customers to browse through all available information and search terms to locate specific information, to more sophisticated analytic systems. The underlying information could consist of a single database or multiple collections of information, depending on the subscription selected by the customer. In our more advanced decision-support tools, we strive to maintain a simple interface on the user’s computer, but we design them to draw upon multiple sources of information and manipulate and organize the information into models, estimates, and other highly organized output. These sophisticated engineering, cost analysis, and economics tools can help a customer estimate drilling costs, assess project economics, optimize exploration and production activities, and improve production yields. Our primary decision-support tools are described below.

Exploration analysis.   We integrate production, well, and reservoir information to enable geoscientists to search for and analyze oil and gas opportunities around the world. These tools provide surface and subsurface information, analysis, and graphical interfaces to facilitate geoscience workflows.

Production engineering.   We integrate current and historical production information with performance analysis software. Energy engineers use these tools to optimize their well and field production systems by monitoring oil and gas production, modeling well performance, and performing production gradient and flow assurance calculations.

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

Research.   Through our research offerings, we provide customers with insight and analysis into challenges facing the energy industry, including economic, geopolitical, financial, technological, regulatory, environmental, and managerial matters. Our research helps customers anticipate trends in the industry in order to make informed strategic, investment, and market decisions. For example, financial institutions use Cambridge Energy Research Associates (CERA) research and analysis to make informed decisions about energy investments and markets. We syndicate our research through our well-known and respected CERA brand and offer syndicated research services, each focusing on different combinations of segments and regions in the energy industry. Examples of such research offerings include Global Oil, European Gas, China Energy, and Global Liquefied Natural Gas. In addition to these syndicated research offerings, we have recently engaged in a number of multi-client research studies, such as, Dawn of a New Age: Global Energy Scenarios for Strategic Decision-making—The Energy Future to 2030; Beyond The Crossroads: The Future Direction of Power Industry Restructuring; and European Emissions Trading: A New Market Paradigm.

We also develop and organize executive research summits where high level industry, financial, and governmental decision makers interact with our senior research experts and discuss energy industry trends and market dynamics. These events provide a significant opportunity for our experts and customers to exchange knowledge and ideas. We conduct more than 75 events each year, including our premier event, CERAWeek. CERAWeek is an annual executive conference that has been addressing challenges facing international energy markets and companies for 27 years. Attracting more than 1,800 of the energy industry’s leading executives and companies annually, it is widely considered to be the most important meeting of its kind and ranked one of the top CEO-level conferences in the world. In addition to CERAWeek, other examples of our executive research summits are the Global Power Forum, Eurasia Transportation Forum and the Capital Cost Analysis Forum at the “East Meets West” conference in Istanbul.

Strategic Advisory Services.   We assist customers in assessing their strategic options by providing the critical information and analytical insights required for sound decision-making. Our services focus on a range of key issues, such as global oil and gas planning, exploration and production issues, alternative business line assessments, scenario planning and facilitation, market analysis, renewable energy and corporate facilitation. For example, we recently completed a country-wide gas planning project in China and an oil and gas regulation project in Kuwait. We provide these services primarily through our CERA brand.

The Chairman of CERA is its co-founder, Dr. Daniel Yergin, who is a member of the U.S. Secretary of Energy’s Advisory Board and the National Petroleum Council, a Trustee of the Brookings Institution, and a director of the United States Energy Association. Dr. Yergin is the author of the Pulitzer Prize-winning book entitled The Prize: The Epic Quest for Oil, Money and Power.

Our Engineering Segment

Our Engineering segment is one of the leading global providers of critical technical information, decision-support tools, and related services to the engineering and manufacturing-intensive industries we target. We have developed and deliver comprehensive collections of decision-critical information to major organizations primarily in the defense, aerospace, construction, electronics, automotive, and energy industries.

Our Engineering segment includes two broad categories of products—technical standards and parts information—each of which includes offerings of critical technical information, decision-support tools, and services. We work with our customers to identify their critical information requirements for a wide range of engineering processes, including: research and development; design, testing, and validation; compliance; procurement; manufacturing; maintenance and repair; overhaul; and disposition. We provide the critical information required to support these processes, including technical specifications and standards, regulations, design guidelines, and parts and manufacturer information. We deliver this critical content through decision-support tools that enhance the accessibility and usability of this information. We offer targeted services that are designed to maximize the utilization and integration of our information within our customers’ business processes. Through these integrated offerings we have become a critical business partner to our customers, which we believe assists them in maintaining technical compliance, reducing operating costs, and improving productivity.

Engineering Segment Offerings

Critical Information

We provide a comprehensive collection of current and historical technical information that is highly relevant to customers in the industries we serve. We continually augment, update, organize, and refine this information for breadth, depth, usability, currency, and accuracy in order to deliver it according to industry requirements and customer needs. This information is gathered from various sources, including through our longstanding relationships with government agencies, manufacturers, distributors, and standard development organizations (SDOs), from all around the world. The information we provide includes specifications & standards, regulations, parts data, and engineering methodologies.

Specifications and standards.   We provide engineering organizations worldwide with single-source access to these specifications and standards so they can control costs, improve decision speed and effectiveness, manage compliance, and reduce design times. We provide searchable documents and scanned document images containing commonly used and hard-to-find specifications and standards. Our online database contains over a million documents and images covering national, international, corporate, military, and other specifications and standards that we organize into more than 700 discrete data sets. For example, our military specifications and standards data set contains what we believe is the world’s largest collection of unclassified U.S. military specifications and standards, with over 82,000 active and 387,000 historical military documents.

Our SDO relationships are critical to our specifications and standards business. SDOs generally consist of manufacturer, service provider, and laboratory representatives who establish compliance guidelines, or specifications and standards, for an industry. Most engineering work is governed by a wide array of specifications and standards that are designed to ensure that products and component parts conform to generally accepted design practices, performance criteria, and quality, safety, and reliability requirements. We enter into licensing agreements with SDOs, including the SDOs that publish the most commonly used specifications and standards, to distribute this information to customers. See “Risk Factors—We depend on content obtained through agreements with third parties, including SDOs, and the failure to maintain these agreements on commercially reasonable terms could prove harmful to our business.”

We supplement this SDO information with complementary content, including government and military specifications and standards, regulations, manufacturer and parts data, and logistics and procurement data. We use a number of methods, including proprietary technologies, to gather, update, organize, index, and cross-reference the information. These processes, along with our research and industry expertise, allow us to create unique packages of content to meet the specific business needs of our customers.

Regulations data.   We provide access to critical regulations for our targeted industries, such as aviation, construction, and energy. For example, one of our regulatory offerings contains over one million pages of essential aviation regulations and related documents relating to the airworthiness, regulatory compliance, and safety of aircraft. This Internet-based database provides a wide range of information from U.S. and international aviation regulatory agencies. We also track regulations that affect multiple industries, such as occupational health and safety regulations. Our regulations data can be integrated with Specs & Standards to provide customers with a broader range of compliance information.

Parts data.   We have developed a comprehensive set of databases of parts data from a broad range of industry and government sources. Our parts databases are centered on four different types of parts: electronic components, fasteners, a range of parts bought by the federal government, and parts used to maintain facilities and factories (examples include pipes, valves, fittings, and motors). We include a large number of attributes for the parts in our databases, which may include part descriptions, dimensions, material, performance criteria, configuration features, brand names, model numbers, alternates, sources of supply, parts availability, and pricing, each of which may include both current and historical information.

Engineering methods.   We have developed a comprehensive proprietary database of engineering processes, principles, and related equations. The database covers more than 250 specific structural and mechanical topics, including noise and vibration, stress and fatigue, metals and composites, structure, and dynamics.

Decision-Support Tools

We integrate our critical information into proprietary technology and applications to meet the needs of our customers. These decision-support tools enable our customers to embed our information offerings within their engineering workflows and business processes.

At the core of our products are a set of tools that allow our users to easily search and navigate the vast quantity of information that we provide. This core functionality provides an intuitive and easy-to-use “browse, search, and retrieve” interface that allows customers to browse through all available information and search terms to quickly locate specific and relevant information. The underlying information could consist of a single database or multiple collections of information, depending on the subscription selected by the customer.

In addition, we provide more sophisticated logistics, procurement, compliance and obsolescence management tools that address specific customer challenges, in the process further embedding our products into the customer workflow. Examples of these solutions include:

•       Linking part information to relevant standards.   This allows our users to quickly determine whether a part that they have identified through our parts solutions is in compliance with the appropriate standard.

•       Identifying inter-dependent technical information.   For instance, our solutions call out standards that are dependent or related to other standards, ensuring full compliance.

•       Alerts.   Our tools can alert a user when there has been a change in status to a standard or part that they are tracking.

•       Analyzing the lifecycle of a product.   By combining our proprietary parts database with a predictive lifecycle algorithm, we can help our customers address obsolescence issues before they become a significant problem.

•       Minimizing logistics costs.   Our tools can track the historical prices on given parts. In addition, we can identify parts with similar technical attributes, allowing our customers to obtain more reliable or more cost effective sources or supply.

•       Environmental Compliance.   Our customers can use our tools with our database to identify parts that are in compliance risk with regional regulations. In addition, using the same tools, they can find compliance parts that meet the same technical requirements.

•       Engineering Design Methodology.   Utilizing our engineering methodology content with interactive tools and computations, engineers can adapt best practice engineering methods to their own unique situations to drive specific and relevant calculations.

Services

Our services are designed to leverage our critical information and decision support tools to meet specific customer requirements. The services fall into three primary offer sets:

•       Maintenance, Repair and Operations (MRO) project support.   Utilizing our tools and proprietary MRO database, IHS offers project-based services to cleanse and enhance a customer’s database of indirect parts. This service offering can be used to greatly reduce a customer’s inventory and procurement costs.

•       Defense Information Services.   IHS offers customers within the U.S. federal government a turnkey solution for managing parts information at federal facilities, primarily in the armed forces. Core elements of this service include integration of parts information and support through a dedicated team of information solutions professionals.

•       Integration Services and Support.   We offer these services to integrate our content and tools into specific customer workflows and systems. Our goal is to create significant value for the customer by interweaving our tools and content directly into their core systems and business processes, with the additional goal of enhancing a long-term relationship with the customer and driving increased demand for our subscription tools and information.

Product Development and Technology

Our product development efforts and use of technology focus on the collection, management, and delivery of critical information to our customers through our offerings. We manage our comprehensive collection of critical technical information through what we refer to as our “metabase.” The critical information itself is stored in a network of information repositories, many of which are linked directly to our metabase. The development, management, and expansion of our metabase and information repositories are central to our product development efforts. We continuously update and enhance our metabase and repositories through proprietary methods and the use of technology encompassing the following steps:

•       we gather content from thousands of sources around the world;

•       we categorize this content and route it to our technology and industry experts through proprietary workflows and rules-driven technologies;

•       our industry experts authenticate the content based on criteria specific to a given industry or data type (e.g., a technical standard or well log data) and apply their expertise to create additional critical information;

•       we translate this critical information into useable formats;

•       our proprietary technology and processes evaluate this critical information for relevant data points, tag it for a broad range of attributes, and index it for ease of retrieval;

•       if the content is licensed from a third party, it undergoes a proprietary marking process to ensure compliance with applicable license agreements; and

•       the new critical information is added to our repositories and all of the tags, indexing, and other content generated by our experts and technology are integrated into our metabase.

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

Our product development teams create customer solutions by integrating our critical information with proprietary and widely used decision-support technology. These teams also develop the user interfaces and search capabilities that our customers employ when using our offerings. Our offerings are designed and developed by cross-functional teams that include sales and marketing, product development, and customer support personnel as well as, in some cases, the customers themselves. Customer feedback is shared with these teams so that decision-support tools can be enhanced to address changing customer requirements.

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

We use a series of digital rights management (“DRM”) methods and technologies to preserve our intellectual property rights and the intellectual property rights of third-party licensors. These methods and technologies (for certain of which we have patent applications pending) involve applying and tracking the license rights granted to a given customer, while simultaneously assuring that critical information outside of a customer’s licensed rights is not accessible. They also permit customers to download files or produce hard copies that are “watermarked” with license information and security codes designed to discourage unauthorized distribution of the content. See “Risk Factors—We may not be able to protect intellectual property rights.”

Our metabase is driven by industry standard relational database technologies such as Oracle and Microsoft. In addition, we have standardized hardware, decision-support tools, and application platforms from industry-leading companies. We also have proprietary technology to support our metabase, information repositories, and offerings.

As a global company, we seek cost-efficient and technologically advanced locations for our data centers, data entry, quality assurance, and development functions. These functions are currently performed at various locations including Colorado, Texas, Switzerland, India, and Malaysia.

Customers

We have a diverse customer base that includes many of the largest companies in the industries we serve. Our customers range from governments and large multinational to smaller companies and technical professionals. We are not dependent upon any single customer, or a few customers, the loss of which would have a material adverse effect.

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

Sales and Marketing

Our sales force is organized in teams focused on particular industry verticals. Each team is comprised of one or more relationship managers and product experts. The relationship managers serve as the primary sales interface with the customer. As part of the annual renewal process, they are responsible for reviewing offerings purchased by existing customers, as well as seeking opportunities to expand the offerings purchased by these customers. To expand customer penetration, the relationship manager utilizes the entire expert resources resident within our organization. For smaller customers, we use a telesales team that is responsible for sales and renewal efforts. We compensate our sales teams primarily based on revenue generation and renewal rates.

New customer acquisition is largely conducted by our dedicated new business team. This team systematically identifies potential new customer opportunities and a sales approach for larger new business opportunities. Our telesales team also pursues smaller new customer opportunities. We supplement all of our sales efforts with our web store, which enables customers to purchase offerings online.

We use an extensive dealer network to reach customers in locations where it is not cost-effective to use our sales teams or maintain a sales office. We have approximately 60 dealers that are independent contractors, each employing from one to five sales persons. Some of the dealers are focused on our offerings, but many of the dealers are in the business of providing similar products that are not in direct competition with us.

We review, on an annual basis, our go-to-market sales strategy. We do this to optimize the allocation of our sales resources across our customer segments, to capture the most attractive new business opportunities, and to further penetrate our existing customer base.

Our marketing teams are primarily responsible for ensuring that our offerings are meeting the needs of our customers. These teams conduct ongoing market research to understand changing needs within our targeted industries. They analyze industry investment patterns and work with our product development teams to ensure that we are aggregating critical information and creating decision-support tools that are relevant to our customers. These teams also study industries we do not currently target to determine if there are potential users that could benefit from our offerings.

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

Customer Support

Our customer support program includes customer service and customer training:

•       Customer Service:   We maintain call centers in multiple locations around the world. For larger customers, we assign specific call center representatives to respond to all in-bound calls from that customer.

•       Customer Training:   We offer customer training on how to best use our critical information and decision-support tools. Training can be delivered on-site for our customers or via the Internet. Our training services provide instruction across a customer’s organization and track a participant’s progress. Many of our training services are purchased as part of an annual subscription for our critical information and decision-support tools. Training services may also be purchased on a one-time basis, often associated with first-time purchases of our offerings.

Our customer service and customer training teams work with each other and with the sales teams representing our customers. This enables our customers to work with the same team of IHS employees for all their needs, which we believe results in greater customer satisfaction and stronger customer relationships.

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

Competition

We believe the principal competitive factors in our business include the depth, breadth, timeliness, and accuracy of information provided, quality of decision-support tools and services, ease of use, customer support, and value for the price. We believe that we compete favorably on each of these factors. Although we do not believe that we have a direct competitor across all of the offerings we provide, we do face competition in specific industries and with respect to specific offerings.

In our Energy segment, our U.S. well and production data offerings compete with offerings from P2 Energy Solutions, Inc., and DrillingInfo, Inc., in addition to smaller companies. Certain of our Energy segment’s other offerings compete with products from Wood Mackenzie Ltd., Divestco Inc., and Geologic Data Systems, Inc., in addition to other specialized companies. Our Energy segment’s advisory services compete with Global Decisions Group LLC and NV KEMA, in addition to other smaller consulting companies.

Our Engineering segment competes against a fragmented set of companies. In our specifications and standards business, we compete with SAI Global’s ILI, Thomson Corporation’s Techstreet™, United Business Media’s Barbour, and some of the SDOs. Our parts offerings compete with products from PartMiner, Inc., SAI Global’s ILI, Total Parts Plus, Inc., Proxity’s Proxity-EC, GlobalSpec, and Thomas Publishing Company, among others.

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

We maintain more than 85 registered trademarks that we will need to renew from time to time. In addition, we have applied for patents in the United States relating to digital rights management, remote access printing, and print on demand. See “Risk Factors—We may not be able to protect intellectual property rights.”

Employees

We have approximately 2,500 employees, of which approximately 1,300 are located in the United States and approximately 1,200 are located abroad. None of our employees are represented by a collective bargaining agreement and we consider our employee relations to be good.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available, without charge, on our website, www.ihs.com, as soon as reasonably practicable after they are filed electronically with the SEC. We have also posted our code of ethics on our website. Copies are also available, without charge, from IHS Investor Relations and Corporate Communications, 15 Inverness Way East, Englewood, CO 80112.

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

We depend on content obtained through agreements with third parties, including Standards Development Organizations (SDOs), and the failure to maintain these agreements on commercially reasonable terms could prove harmful to our business.

A significant amount of the content that we use in our offerings is either purchased or licensed from third parties, including SDOs. Although we obtain data from over 370 SDOs, approximately 60% of the revenue generated by our Engineering segment is derived from offerings that include data that we license from 25 SDOs. We believe that the content licensed from many of these third parties, particularly the 25 SDOs referred to above, cannot be obtained from alternate sources on favorable terms, if at all. Our license agreements with these third parties are generally nonexclusive and many are terminable on less than one year’s notice. In addition, many of these third parties compete with one another and us. As a result, we may not be able to maintain or renew these agreements at cost-effective prices, and these third parties might restrict or withdraw their content from us for competitive or other reasons. Over the last few years, some third parties, including some SDOs, have increased the royalty payments we pay them for the use of their information and may continue to do so in the future. When such royalty payments increase, our Engineering segment operating margins may decline, as they have in the past. If we are unable to maintain or renew a significant number of these agreements, particularly those we have with SDOs, or if we renew a significant number of these agreements on terms that are less favorable to us, the quality of our offerings and our business, operating results, and financial condition may be adversely affected.

If we are unable to consistently renew subscriptions for our offerings, our results could weaken.

In 2006, we derived more than 75% of our revenues from subscriptions to our offerings. These subscriptions are generally for a term of one year. Our results depend on our ability to achieve and sustain high annual renewal rates on existing subscriptions and to enter into new subscription arrangements on commercially acceptable terms. Our failure to achieve high annual renewal rates on commercially acceptable terms would have a material adverse effect on our business, financial condition, and operating results.

Our growth strategy may prove unsuccessful.

Our growth strategy involves enhancing our offerings to meet our customers’ needs. Our success in meeting these needs depends in large part upon our ability to deliver consistent, high-quality, and timely offerings covering issues, developments and trends that our customers view as important. In addition, we plan to grow by attracting new customers and expanding into new geographic markets. We also expect to grow by enhancing our services business, which historically has not been a part of our core business. It may take a considerable amount of time and expense to execute our growth strategy and, if we are unable to do so, our operating performance including our ability to generate additional revenues on a profitable basis, may be adversely affected.

If we are unable to successfully identify or effectively integrate acquisitions, our financial results may be adversely affected.

We intend to continue to selectively pursue acquisitions to complement our internal growth. There can be no assurance that we will be able to identify suitable candidates for successful acquisitions at acceptable prices. In addition, our ability to achieve the expected returns and synergies from our past and future acquisitions and alliances depends in part upon our ability to integrate the offerings, technology, administrative functions, and personnel of these businesses into our business in an efficient and effective manner. We cannot assure you that we will be successful in integrating acquired businesses or that our acquired businesses will perform at the levels we anticipate. In addition, our past and future acquisitions may subject us to unanticipated risks or liabilities or disrupt our operations and divert management’s attention from our day-to-day operations.

Our international operations are subject to exchange rate fluctuations and other risks relating to non-U.S. operations.

In 2006, we generated approximately half of our revenues from sales outside the United States, and we expect to increase our international presence over time. Our primary operations outside the United States are in the United Kingdom, Canada, and Switzerland. Our operating profit outside the United States has historically exceeded our domestic operating profit.

We are expanding our sales and marketing efforts in certain emerging markets, such as China and India. Expanding our business into emerging markets may present additional risks beyond those associated with more developed international markets. For example, in China and Russia, we may encounter risks associated with the ongoing transition from state business ownership to privatization. In any emerging market, we may face the risks of working in cash-based economies, dealing with inconsistent government policies, and encountering sudden currency revaluations. In addition, we have entered into agreements with companies in India as independent contractors who engage in data entry, programming, indexing, and testing. By doing so we must prepare for the risks that one or more independent contractors may perform work that deviates from our standards or that we may not be able to adequately monitor and control access to and use of our intellectual property.

In addition, there are numerous risks inherent in doing business in international markets, including:

•       currency fluctuations;

•       the cost and uncertainty of obtaining data and creating solutions that are relevant to particular geographic markets;

•       the complexity of maintaining and monitoring effective policies and procedures in locations around the world;

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

•       restrictions or limitations on the repatriation of funds; and

•       potentially adverse tax consequences.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We obtain some of our critical information, particularly in our Energy segment, from independent contractors. In addition, we rely on a network of dealers to sell our offerings in locations where we do not maintain a sales office or sales teams. These independent contractors and dealers are not employees of our company. As a result, we are limited in our ability to monitor and direct their activities. The loss of a significant number of these independent contractors or dealers could disrupt our information-gathering efforts or our sales, marketing and distribution activities. In addition, if any actions or business practices of these individuals or entities were found to violate our policies or procedures or were otherwise found to be inappropriate or illegal, we could be subject to litigation, regulatory sanctions, or reputation damage, any of which could adversely affect our business.

We are affected by conditions and trends in our targeted industries, which may inhibit our ability to grow or otherwise adversely affect our business.

We derive substantially all of our revenue from customers primarily in the energy, defense, aerospace, construction, electronics, and automotive industries. As a result, our business, financial condition, and results of operations depend upon conditions and trends affecting these industries generally. For example, many of our energy offerings are priced based on a customer’s oil and gas production and a decline in production for any reason could reduce our revenues. In addition, while we have benefited from recent strength in the energy markets (which has supported pricing power and sales opportunities for our Energy segment), a slowdown in new investment in the exploration and production sector of the energy industry could limit our ability to grow our Energy segment. Our ability to grow will depend in part upon the growth of these industries as well as our ability to increase sales of our offerings to customers in these industries. Additionally, the trend toward consolidation, particularly among oil and gas companies, could reduce the number of our current and potential customers and could have a material adverse effect on our business. Moreover, the larger organizations resulting from consolidation could have greater bargaining power, which could adversely affect the pricing of our offerings. Factors that adversely affect revenues and cash flows in these industries, including operating results, capital requirements, regulation, and litigation, could reduce the funds available to purchase our offerings. Our failure to maintain our revenues or margins could have a material adverse effect on our business, financial condition and operating results.

The loss of, or the inability to attract and retain, key personnel could impair our future success.

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

We face competition in specific industries and with respect to specific offerings. For example, our U.S. well and production data offerings compete with offerings from P2 Energy Solutions, Inc., and DrillingInfo, Inc., in addition to smaller companies. Certain of our Energy segment’s other offerings compete with products from Wood Mackenzie Ltd., Divestco Inc., and Geologic Data Systems, Inc., in addition to other specialized companies. Our Engineering segment competes against a fragmented set of companies. In our specifications and standards business, we compete with SAI Global’s ILI, Thomson Corporation’s Techstreet™, United Business Media’s Barbour, and some of the SDOs. Our parts offerings compete with products from PartMiner, Inc., SAI Global’s ILI, Total Parts Plus, Inc., Proxity’s Proxity-EC, GlobalSpec, and Thomas Publishing Company, among others.

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

Our ability to protect our data centers against damage from interruptions or breach of information systems security, fire, power loss, sabotage, telecommunications failure, or other accidents or disasters is critical. Any delays or failures in our systems or errors in the technology that we use to store and deliver our content to customers would harm our business. The growth of our customer base may also strain our systems in the future. In addition, our products could be affected by failures of third-party technology used in our products and we could have no control over remedying these failures. Any failures or problems with our systems or decision-support tools could force us to incur significant costs to remedy the failures or problems, decrease customer demand for our products, tarnish our reputation, and harm our business.

We may be exposed to litigation related to content we make available to customers, and we may face legal liability or damage to our reputation if our customers are not satisfied with our offerings or if our offerings are misused.

As a provider of critical information, decision-support tools, and related services and as a user of third-party content, we face potential liability for, among other things, breach of contract, negligence, and copyright and trademark infringement. Our professional reputation is an important factor in attracting and retaining our customers and in building relationships with the third parties that supply much of the critical information we use in our offerings. If customers were to become dissatisfied with the quality of our offerings, our reputation could be damaged and our business could be materially adversely affected. In addition, if the information in our offerings is incorrect for any reason, or if it is misused or used inappropriately, we could be subject to reputation damage or litigation.

Our offerings could infringe on the intellectual property rights of others, which may require us to engage in costly litigation and could disrupt our business.

Third parties may assert infringement or other intellectual property claims against us based on their intellectual property rights. If such claims are successful, we may have to pay substantial damages, possibly including treble damages, for past infringement. We might also be prohibited from selling our offerings or providing certain information without first obtaining a license from the third party, which, if available at all, may require us to pay additional royalties. Even if infringement claims against us are without merit, defending a lawsuit takes significant time, may be expensive, and may divert our management’s attention from other business concerns.

We are controlled by an entity whose interests may differ from your interests; our Chief Executive Officer and Chairman of the board serves on the board of that entity and one of our directors is one of its executive officers.

Our Class B common stock is entitled to ten votes per share, and our Class A common stock is entitled to one vote per share. As of November 30, 2006, our principal stockholders, TBG Holdings N.V. (TBG), a Netherlands-Antilles company, and Urvanos Investments Limited, a Cyprus limited liability company the indirect sole owner of which is TBG, own 100% our Class B common stock and approximately 23% of our outstanding Class A common stock. In the aggregate, this ownership represents approximately 81% of the voting power of our outstanding capital stock (compared to approximately 41% of the overall economic interest). The Class B common stock may be converted into Class A common stock at any time and will automatically be converted into Class A common stock upon the earlier of the occurrence of specified events or November 16, 2009. See “Business—Overview—Ownership Structure.”

Voting and investment decisions with respect to the shares of our company have historically been made by TBG. As a result, TBG controls all matters requiring stockholder approval, including amendments to our certificate of incorporation, the election of directors, and significant corporate transactions, such as potential mergers or other sales of our company or our assets. In addition, TBG could also influence our dividend policy. TBG may have interests that conflict with yours and actions may be taken that you do not view as beneficial. Jerre L. Stead, our Chief Executive Officer and the Chairman of our board of directors, is a member of the board of directors of TBG. Michael v. Staudt, an executive vice president of TBG, is a member of our board of directors. In addition, prior to our initial public offering, C. Michael Armstrong, Roger Holtback, and Michael Klein, all members of our board of directors, were members of the board of directors and an advisory committee of TBG.

TBG is wholly-owned indirectly by The Thyssen-Bornemisza Continuity Trust (Trust), a Bermuda trust, which was created for the benefit of certain members of the Thyssen-Bornemisza family. The trustee of the Trust is Thybo Trustees Limited (Thybo), a Bermuda company. As trustee of the indirect sole stockholder of TBG, Thybo has the power to exercise significant influence over the management and affairs of TBG, including by electing or replacing TBG’s board of directors. In addition, in certain circumstances, Thybo may be required to act with respect to TBG at the direction of Tornabuoni Limited (Tornabuoni), a Guernsey company, which is an oversight entity that was established at the time the Trust was created. The board of directors of Tornabuoni may only act by unanimous vote and one of its members is Georg Heinrich Thyssen-Bornemisza (a beneficiary of the Trust). Although Thybo has the power to exert influence over TBG, it has not done so in the past and is not required to do so, except in the case of fraud or as directed by Tornabuoni. In addition, while Tornabuoni has the power to direct Thybo to act with respect to TBG, Tornabuoni has not done so in the past. We have been advised by the current directors of each of Tornabuoni and Thybo that they have no intention at this time to exercise any power they may have to exert such influence with respect to TBG.

In addition, discussions are ongoing among Thybo and the beneficiaries of the Trust with a view to reorganizing the Trust in the future. It is contemplated that if such a reorganization were to take place, separate trusts for the beneficiaries would be created with the trust created for the benefit of Georg Heinrich Thyssen-Bornemisza and his immediate family becoming the sole indirect owner of TBG, which in turn would remain the sole indirect owner of Urvanos Investments Limited, which holds shares of our Class A common stock and all of our Class B common stock. The trusts created for the benefit of one or more of the other beneficiaries and their immediate families may also become owners, directly or indirectly, of the shares of Class A common stock currently held by TBG.

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

Under Delaware law, the directors of a corporation owe fiduciary duties to all stockholders of the corporation, not just to the controlling stockholders. In addition, a majority of our board of directors is “independent” of management, as defined by the New York Stock Exchange rules and regulations. However, in light of the significant control that Urvanos Investments Limited, the Class B stockholder, will have over all matters requiring stockholder approval (including the election of directors), no assurances can be provided that these protections will prevent actions that may be viewed as adverse to the Class A stockholders.

Shares eligible for future sale could depress the price of our shares.

Sales of substantial amounts of the Class A common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of the shares. As of November 30, 2006, we had 45,042,232 shares of Class A common stock and 13,750,000 shares of Class B common stock outstanding. As of November 30, 2006, our principal stockholders together own an aggregate of 10,210,250 shares of Class A common stock and all of the shares of Class B common stock. Our principal stockholders will be entitled to require us to register such shares under the Securities Act in some cases, subject to the lock-up agreements described below. In addition, investment entities affiliated with General Atlantic own 4,687,500 shares of Class A common stock. The sale by us, our principal stockholders, or General Atlantic of additional shares of Class A common stock in the public market, the perception that such sales might occur, or the conversion of shares of Class B common stock into Class A common stock, could have a material adverse effect on the price of our shares.

The General Atlantic entities have agreed with us and our principal stockholders, subject to limited exceptions, not to sell or otherwise dispose of any shares of our common stock purchased in the private placement from the principal stockholders without our prior written consent until November 2007. Upon the expiration or waiver of this lock-up period, a significant number of shares of our common stock could become freely tradable, which could depress the market price of our shares.

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

Certain provisions in our governing documents could make a merger, tender offer, or proxy contest involving us difficult, even if such events would be beneficial to the interests of our stockholders. These provisions include our dual class structure, our classified board, our supermajority voting requirements, and our adoption of a rights agreement, commonly known as a “poison pill.”  In addition, we are subject to certain Delaware anti-takeover provisions. Under Delaware law, a corporation may not engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Accordingly, our board of directors could rely upon these or other provisions in our governing documents and upon Delaware law to prevent or delay an acquisition of us.

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

Facilities

We own two office buildings in Englewood, Colorado, which comprise our headquarters, and other office buildings in London and Tetbury, England; Geneva, Switzerland; and Johannesburg, South Africa. We lease space for a total of 41 offices in 19 countries, including offices in Cambridge, Massachusetts; Dallas and Houston, Texas; Tulsa and Oklahoma City, Oklahoma; San Francisco, California; New York, New York; Cape Town, South Africa; Bangalore, India; Copenhagen, Denmark; Paris, France; Eastwood, Australia; Dubai, United Arab Emirates; Singapore; Moscow, Russia; Tokyo, Japan; Beijing and Hong Kong, China; four locations in Canada; three locations in the United Kingdom; one location in Germany; one location in Belgium; one location in Sweden; one location in Switzerland; two locations in Mexico; and two locations in Malaysia. We believe that our properties, taken as a whole, are in good operating condition and are suitable and adequate for our current business operations, and that additional or alternative space will be available on commercially reasonable terms for future use and expansion.

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

Item 4.                        Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.                        Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock has been quoted on the New York Stock Exchange under the symbol “IHS” since November 11, 2005. Prior to that time, there was no public market for our stock. The following table sets forth for the indicated periods the high and low sales prices per share for our Class A common stock on the New York Stock Exchange:

	High	Low
Fiscal Year 2006 Quarters Ended:
February 28, 2006	$27.45	$17.10
May 31, 2006	29.63	22.75
August 31, 2006	33.44	25.00
November 30, 2006	37.49	28.25

	High	Low
Fiscal Year 2005 Quarter Ended:
November 11 – November 30, 2005	$19.50	$16.65

Our Class B common stock is neither listed nor publicly traded.

We have been advised by our transfer agent, Computershare Trust Company, Inc., that we had 11 holders of record of our Class A Common Stock as of January 18, 2007. Based on reports of security position listings compiled for the 2006 annual meeting of shareholders, we believe we may have in excess of 5,000 beneficial holders of our Class A Common Stock. There is exactly one holder of our Class B Common Stock.

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

In 2004 we issued approximately 2.2 million options under the 2002 Non-Qualified Stock Option Plan of IHS Group Inc.

Issuer Purchases of Equity Securities

In 2006, we initiated a program to reduce the dilutive effects of employee equity grants, which have consisted primarily of restricted stock. We withhold shares to fund employee statutory withholding tax requirements. As shares vest and tax withholdings come due, we withhold enough shares in treasury to cover the tax liability and make a payment to the tax authority out of corporate cash. During 2006, we acquired $7.6 million of treasury stock under this program. The table below sets forth the total number of shares withheld and the average fair market value of those shares.

Period	Total Number of Shares Withheld	Average Fair Market Value per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
September 1 – September 30, 2006	102,700	$30.34	—		—
October 1 – October 31, 2006	7,761	$35.44	—		—
November 1 – November 30, 2006	113,101	$36.79	—		—
Total	223,562	$33.78	—	(1)	—	(1)

(1)          Since we simply withhold shares, rather than buying them in the open market, we do not consider this a share buyback program. Nevertheless, we anticipate that this program will help reduce the dilutive impact of employee equity awards.

Item 6.                        Selected Financial Data

You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Form 10-K.

	Years Ended November 30,
	2006	2005	2004	2003	2002
	(In thousands, except per-share amounts)
Statement of Operations Data:
Revenue	$550,770	$476,117	$393,969	$345,840	$338,911
Operating expenses:
Cost of revenue(1)	252,423	228,172	184,437	160,723	165,168
Selling, general and administrative(1)	202,395	167,581	153,594	119,902	117,837
Depreciation and amortization	15,714	11,419	9,642	8,940	9,352
Restructuring and offering charges	3,103	13,703	—	—	—
(Gain) loss on sales of assets, net	56	(1,331)	(5,532)	(245)	(2,660)
Impairment of assets	—	—	1,972	567	8,556
Recovery of investment	—	—	—	—	(1,598)
Net periodic pension and post-retirement benefits(2)	(4,421)	(4,091)	(5,791)	(8,558)	(10,866)
Earnings in unconsolidated subsidiaries	(286)	(129)	(437)	(3,196)	(2,934)
Other expense (income), net	1,601	(1,059)	3,173	1,105	(1,062)
Total operating expenses	470,585	414,265	341,058	279,238	281,793
Operating income	80,185	61,852	52,911	66,602	57,118
Impairment of investment in affiliate(3)	—	—	—	—	(7,900)
Gain on sale of investment in affiliate(4)	—	—	26,601	—	—
Interest income	5,974	3,485	1,140	1,359	1,043
Interest expense	(847)	(768)	(450)	(1,104)	(3,535)
Non-operating income (expense), net	5,127	2,717	27,291	255	(10,392)
Income from continuing operations before income taxes, minority interests, and discontinued operations	85,312	64,569	80,202	66,857	46,726
Provision for income taxes	(26,879)	(20,376)	(16,644)	(24,053)	(16,775)
Income from continuing operations before minority interests and discontinued operations	58,433	44,193	63,558	42,804	29,951
Minority interests	(168)	(146)	(275)	(46)	(23)
Income from continuing operations	58,265	44,047	63,283	42,758	29,928
Discontinued operations:(5)
Loss from discontinued operations, net	(1,920)	(2,250)	(1,969)	(195)	—
Net income	$56,345	$41,797	$61,314	$42,563	$29,928
Income from continuing operations per share:
Basic (Class A and Class B common stock)	$1.03	$0.80	$1.15	$0.78	$0.54
Diluted (Class A and Class B common stock)	$1.03	$0.79	$1.15	$0.78	$0.54
Net income per share:
Basic (Class A and Class B common stock)	$1.00	$0.76	$1.11	$0.77	$0.54
Diluted (Class A and Class B common stock)	$0.99	$0.75	$1.11	$0.77	$0.54
Balance Sheet Data (as of period end):
Cash and cash equivalents	$180,034	$132,365	$124,452	$24,051	$11,941
Total assets	944,301	807,156	752,644	620,113	581,291
Total long-term debt and capital leases	74	262	607	725	44,081
Total stockholders’ equity	565,191	477,180	421,051	360,765	304,565

(1)             Includes stock-based compensation expense as follows:

	Years Ended November 30,
	2006	2005	2004	2003	2002
	(In thousands)
Cost of revenue	$2,882	$551	$4,437	$—	$—
Selling, general and administrative	18,820	4,721	17,065	—	—
Discontinued operations	254	—	303	—	—
Total stock-based compensation expense	$21,956	$5,272	$21,805	$—	$—

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

(2)             Net periodic pension and post-retirement benefits income were comprised of the following:

	Years Ended November 30,
	2006	2005	2004	2003	2002
	(In thousands)
Pension income, net	$(3,272)	$(6,469)	$(10,458)	$(12,847)	$(14,760)
Post-retirement benefit (income) expense	(1,149)	2,378	4,667	4,289	3,894
Net periodic pension and post-retirement benefits income	$(4,421)	$(4,091)	$(5,791)	$(8,558)	$(10,866)

(3)             Reflects the impairment of our preferred stock investment in Extruded Metals Inc., a brass rod manufacturer.

(4)             Reflects a pretax gain on the sale of our preferred stock investment in TriPoint Global Communications, Inc. (TriPoint), a satellite antenna manufacturer, to a subsidiary of TBG.

(5)             Our discontinued operations are shown net of tax benefits of $0.8 million, $1.2 million, $1.2 million, and $0.1 million for the years ended November 30, 2006, 2005, 2004 and 2003, respectively.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and operating results should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and accompanying notes included in this Form 10-K.

IHS is one of the leading global providers of critical technical information, decision-support tools, and related services to customers in the energy, defense, aerospace, construction, electronics, and automotive industries. We have developed a comprehensive collection of technical information that is highly relevant to the industries we serve. Our decision-support tools enable our customers to quickly and easily search and analyze this information and integrate it into their work flows. Our operational, research, and strategic advisory services combine this information and these tools with our extensive industry expertise to meet the needs of our customers. Our customers rely on these offerings to facilitate decision-making, support key processes, and improve productivity. Our customers range from governments and large multinational corporations to smaller companies and technical professionals in more than 100 countries. We manage our business through our Energy and Engineering operating segments.

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

Executive Summary

Subscription-based business model

We sell our offerings primarily through subscriptions. As a result of our subscription-based business model and historically high renewal rates, we generate recurring revenue and cash flow. We generally recognize revenue from subscriptions (which are usually for one-year periods) ratably over the term of the subscription. However, our business does have seasonal aspects. For example, certain sales of non-deferred subscriptions have occurred most frequently in our first and fourth quarters. Consequently, we have generally recognized a greater percentage of our revenue and income in those quarters. Also, our first-quarter results have benefited from the inclusion of the results from CERAWeek, an annual energy executive conference.

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

Revenue by offerings

Our revenue by type of offering for the periods presented is set forth below:

	Years Ended November 30,
	2006	2005	2004
	(In thousands)
Critical information	$374,532	$339,815	$308,161
Decision-support tools	83,942	56,015	44,206
Services	92,296	80,287	41,602
Total revenue	$550,770	$476,117	$393,969

Acquisitions

As part of our growth strategy, we intend to continue to augment our offerings by selectively acquiring information assets and organizations. In particular, we intend to further penetrate selected information-intensive industries in which we already have a significant presence, such as defense, aerospace, construction, and electronics, through internal growth and selective acquisitions.

During 2006, we made the following acquisitions:

•       Canadian Hydrodynamics Ltd. (CHD).  During July 2006, we acquired the assets of Calgary, Canada-based CHD for approximately $3.5 million using existing cash on hand. CHD is a leading provider of comprehensive drillstem test information for the Western Canadian Sedimentary Basin. The CHD database has been available exclusively through IHS AccuMap, one of our Energy product offerings, as a partner dataset since 1995.

•       GeoPLUS.  In June 2006, we acquired the assets of GeoPLUS of Tulsa, Oklahoma, for approximately $42.1 million using existing cash on hand. GeoPLUS has a PC-based software family, PETRA®, which is a popular platform used by oil and gas companies to analyze subsurface data from existing oil and gas wells.

•       Construction Research Communications Limited (CRC).  Within our Engineering segment, we acquired CRC Limited, of London, U.K., during June 2006 for approximately $5.8 million, net of acquired cash, using existing cash on hand. CRC was created by the Building Research Establishment (BRE) and Emap Construct to deliver a wide range of BRE products relating to the construction industry, ranging from environmental issues to fire safety.

•       CDS.  On December 1, 2005, we acquired the assets of a content-and-data-services (CDS) business for approximately $33.0 million that serves several of the industries targeted by our Engineering segment. The core product of this business is an extensive database that includes technical attributes and alternatives for, and obsolescence and environmental data on, electronic component parts.

We also made three acquisitions during 2005 for an aggregate purchase price of approximately $3.5 million.

During 2004, we made the following acquisitions:

•       USA Information Systems, Inc. (USA).  We acquired the outstanding capital stock of USA for a total purchase price of approximately $19.4 million, net of acquired cash, in the fourth quarter of 2004. USA provides decision-support tools and, to a lesser extent, critical information to governments and government contractors.

•       Intermat, Inc.  We acquired the assets of Intermat for a total purchase price of approximately $5.3 million in the fourth quarter of 2004. Intermat provides decision-support tools for parts management, parts cleansing and predictive obsolescence projects.

•       CERA.  We acquired the outstanding capital stock of CERA for a total purchase price of approximately $29.1 million, net of acquired cash, at the beginning of the fourth quarter of 2004. CERA provides syndicated research and strategic advisory services to energy companies.

•  International Petrodata Limited (IPL).  We acquired the assets of IPL for a total purchase price of approximately $16.1 million in the first quarter of 2004. IPL provides critical geological information to the oil and gas exploration and production markets in Canada.

Our consolidated financial statements include the results of operations and cash flows for these acquisitions beginning on their respective dates of acquisition.

Segments

The table below presents the split of revenue by type of offering for each of our two segments:

	Energy			Engineering
	2006	2005	2004	2006	2005	2004
Critical information	55%	56%	65%	83%	88%	90%
Decision-support tools	18	16	18	12	7	5
Services	27	28	17	5	5	5
Total revenue	100%	100%	100%	100%	100%	100%

Each of our segments’ results from operations is primarily driven by organic growth and acquisitions. Organic growth is driven by several factors, including our ability to further penetrate existing customers, generate new customers and raise prices; the introduction of new offerings; periodic updates of existing offerings; the execution of our sales and marketing plans; and world economic and other events.

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

Global operations

We serve some of the world’s largest corporations across multiple industries, as well as governments and other organizations, in more than 100 countries. We generated revenue of $260.4 million outside the United States during the year ended November 30, 2006, which represented almost half of our total revenue. Our primary operations outside the United States are in the United Kingdom, Canada, and Switzerland. Our operating profit outside the United States has historically exceeded our domestic operating profit. Set forth below for the years ended November 30 is our revenue indicated by country based on the location of our subsidiary generating the revenue (which differs in some cases from the location of the customer):

	2006	2005	2004
	(In thousands)
United States	$290,367	$245,187	$196,090
United Kingdom	83,768	78,660	56,404
Canada	58,089	47,812	41,747
Switzerland	78,127	64,840	61,647
Rest of world	40,419	39,618	38,081
Total revenue	$550,770	$476,117	$393,969

Our international operations expose us to foreign-currency risk. Fluctuations in foreign-currency rates increased our revenues by approximately $0.1 million,  $2.7 million and $13.2 million for the years ended November 30, 2006, 2005, and 2004, respectively, and increased (decreased) our operating income by approximately $(3.3) million, $2.5 million, and $(1.4) million for the same respective periods. See “Qualitative and Quantitative Disclosures About Market Risk—Foreign Currency Risk.”

Restructuring and offering charges

During the fourth quarter of 2006, we executed a restructuring initiative principally affecting our Engineering segment. This initiative was undertaken to further focus on offerings with the most growth potential, but it also had the added benefit of trimming the cost structure. During the course of the restructuring, we reduced our aggregate workforce by approximately 40 employees.

The $2.5 million restructuring charge was incurred in its entirety during the fourth quarter of 2006 and comprised entirely of employee severance and other termination benefits costs. Of this amount, we disbursed $0.4 million as of November 30, 2006. We expect to realize approximately $4 million of annual pre-tax savings and slightly less than $4 million of cash flow improvement from the restructuring, primarily beginning in the first quarter of 2007.

Similarly, during the third quarter of 2005, we executed a restructuring initiative affecting our Engineering segment and certain corporate costs. This initiative was undertaken to reduce costs, further integrate the operations of previous acquisitions, streamline our data delivery processes, and realign our marketing efforts to support our core product initiatives. During the course of the restructuring, we reduced our aggregate workforce by over 100 employees and closed two offices, one in the U.S. and one in the U.K.

We also incurred $0.8 million and $5.5 million of costs associated with our 2006 secondary and 2005 initial public offerings, respectively. We were required to expense these costs since we did not issue any shares in connection with either offering; rather, all shares were sold by the exiting shareholders, and not by us.

Discontinued operations

During the third quarter of 2005, we classified a business in our Energy segment as being held for sale. The business held for sale was a manufacturing operation, which was not part of our core operations. We continually evaluate opportunities to align our business activities within our core operations.

During the first quarter of 2006, we revised our estimate and wrote down the value of the assets of the discontinued operation by $1.0 million based on our experience to date in the sales process. During the third quarter of 2006, we sold the business to an unrelated third party for approximately $0.3 million, and recognized a loss of less than $0.1 million on the sale of the business.

The related results of operations are shown as a discontinued operation, net of tax, in our consolidated statement of operations. The related net loss from this discontinued operation was approximately $1.9 million, $2.3 million, $2.0 million, for the years ended November 30, 2006, 2005 and 2004, respectively. Discontinuing this business did not have a material impact on our results of operations or liquidity.

Other items

Cost of operating our business.   We incur our cost of revenue primarily to acquire, manage, and deliver our critical information and decision-support tools. These costs include royalty payments to third-party information providers, as well as personnel, information technology, and occupancy costs related to these activities. Royalty payments generally vary based on subscription sales in our Engineering segment. Our cost of revenue for our services offerings is primarily comprised of personnel costs. Our selling, general, and administrative expenses primarily include wages and other personnel costs, commissions, corporate occupancy costs, and marketing costs.

A large portion of our operating expenses are not directly variable with volume sold, particularly in our Energy segment which does not generally pay royalties for critical information. Within our Engineering segment, a portion of our critical information revenue is driven from the sale of specifications and standards, the content for which is obtained from SDOs. Certain SDOs may increase the royalty payments we pay for use of their specifications and standards information. As a result, our Engineering operating margins may decline.

Costs of being a public company.   Beginning in 2004, our selling, general, and administrative costs increased as we prepared to become, and then sustain as, a public company. We expect to continue to incur these selling, general, and administrative expenses related to operating as a public company, such as legal and accounting expenses, the cost of an investor relations function, costs related to Section 404 of the Sarbanes-Oxley Act, and director and officer insurance premiums.

We have also incurred costs to modify our long-term incentive plans to reflect more customary public company compensatory arrangements. In November 2004, we conducted an offer to purchase the outstanding options and shares of capital stock that had been issued pursuant to stock option plans maintained by one of our subsidiaries. Stock-based compensation expense for the year ended November 30, 2004 included: (i) a $9.9 million one-time cash charge to settle options under IHS Group Inc.’s 1998 and 2002 non-qualified stock option plans and to repurchase IHS Group Inc. shares previously issued upon the exercise of the options and (ii) an $11.9 million non-cash charge relating to the vested restricted stock units issued under IHS Inc.’s 2004 Long-Term Incentive Plan. We also issued restricted stock for which we will record the cost over its vesting period, none of which exceed five years. As of November 30, 2006, we had 1.8 million of outstanding nonvested shares and options granted to our officers, employees and non-employee directors in the form of performance shares, performance units, restricted shares, restricted stock units and stock options. Assuming that all of the performance measures are met, we expect stock-based compensation expense for the next three years to approximate the following:

	Years Ending November 30,
	2007	2008	2009
	(In thousands)
Total projected stock-based compensation expense	$27,252	$23,569	$18,038

The above projected stock-based compensation expense increased relative to a similar projection from our October 2006 prospectus because the above projection includes our annual award grant from January 2007. The above projection does not reflect any expected future award grants subsequent to January 31, 2007.

Pension and post-retirement benefits.   Net periodic pension and post-retirement benefits are primarily comprised of U.S. pension income, U.K. pension expense and U.S. post-retirement benefit expense shown on a net basis.

Net periodic pension and post-retirement benefits income were comprised of the following:

	Years Ending November 30,
	2006	2005	2004
	(In thousands)
Pension income, net	$(3,272)	$(6,469)	$(10,458)
Post-retirement benefit (income) expense	(1,149)	2,378	4,667
Net periodic pension and post-retirement benefits income	$(4,421)	$(4,091)	$(5,791)

During the first quarter of 2006, we notified our employees of certain changes adopted by the human resources committee of our board of directors regarding our U.S. pension and postretirement benefit plans. We started accounting for the impact of these changes beginning February 2006, the communication date of these changes to our employees.  The amendments to our U.S. plans impacted these plans as follows:

•       U.S. pension plan—Previously, only Engineering segment employees were entitled to participate in the pension plan. In May 2006, all U.S.-based employees became eligible to participate in the plan, nearly doubling the active participants. At the same time, the future benefit earned under the plan was changed, resulting in a simplified calculation, and a reduced future benefit compared to the prior calculation for all but grandfathered employees.

•       Post-retirement benefit plan—The amendment limited benefits to be paid for future healthcare costs. This resulted in postretirement benefit income in 2006 as opposed to expense in 2005.

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

Provision for income taxes.   Our effective tax rate was 31.5%, 31.6%, and 20.8% in the years ended November 30, 2006, 2005, and 2004, respectively. The lower effective tax rate in fiscal year 2004 was principally due to two items: the recognition in the fourth quarter of the tax benefit of a dividends-received deduction on dividends from a preferred stock investment, and the tax benefit from a release of substantially all of the valuation allowance on foreign tax credits as a result of the extension of the credit carryforward period included in the American Jobs Creation Act of 2004. We expect our fiscal year 2007 effective tax rate to be higher than the fiscal year 2006 rate. See our consolidated financial statements included elsewhere in this Form 10-K.

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

Goodwill and Other Intangible Assets

We account for our business acquisitions in accordance with the provisions of SFAS No. 141, Business Combinations, using the purchase method of accounting. We allocate the total cost of an acquisition to the underlying net assets based on their respective estimated fair values. As part of this allocation process, we identify and attribute values and estimated lives to the intangible assets acquired. These determinations involve significant estimates and assumptions regarding multiple, highly subjective variables, including those with respect to future cash flows, discount rates, asset lives, and the use of different valuation models and therefore require considerable judgment. Our estimates and assumptions may be based, in part, on the availability of listed market prices or other transparent market data. These determinations will affect the amount of amortization expense recognized in future periods.  We base our fair value estimates on assumptions we believe to be reasonable but are inherently uncertain. Depending on the size of the purchase price of a particular acquisition as well as the mix of intangible assets acquired, our financials results could be materially impacted by the application of a different set of assumptions and estimates.

We review the carrying values of identifiable intangible assets with indefinite lives and goodwill at least annually to assess impairment because these assets are not amortized. Additionally, we review the carrying value of any intangible asset or goodwill whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Examples of such events or changes in circumstances, many of which are subjective in nature, include significant negative industry or economic trends, significant changes in the manner of our use of the acquired assets or our strategy, a significant decrease in the market value of the asset, and a significant change in legal factors or in the business climate that could affect the value of the asset. We assess impairment by comparing the fair value of an identifiable intangible asset or goodwill with its carrying value. The determination of fair value involves significant management judgment as described further below. Impairments are expensed when incurred. Specifically, we test for impairment as follows:

Intangible assets subject to amortization

An intangible asset that is subject to amortization is reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We compare the expected undiscounted future operating cash flows associated with finite-lived assets to their respective carrying values to determine if the asset is fully recoverable. If the expected future operating cash flows are not sufficient to recover the carrying value, we estimate the fair value of the asset. Impairment is recognized when the carrying amount of the asset is not recoverable and when the carrying value exceeds fair value. The projected cash flows require several assumptions related to, among other things, relevant market factors, revenue growth, if any, and operating margins. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial results.

Indefinite-lived intangible assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we perform the impairment test for indefinite-lived intangible assets by comparing the asset’s fair value to its carrying value.  An impairment charge is recognized if the asset’s estimated fair value is less than its carrying value.

We estimate the fair value based on projected discounted future cash flows, which, in turn, are based on our views of uncertain variables such as growth rates, anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. The use of different estimates or assumptions within our discounted cash flow model when determining the fair value of our indefinite-lived intangible assets or using a methodology other than a discounted cash flow model could result in different values for our indefinite-lived intangible assets and could result in an impairment charge.

Goodwill

In accordance with SFAS No. 142, we test goodwill for impairment on a "reporting unit" level as defined by reference to our operating segments determined under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. A reporting unit is a group of businesses (i) for which discrete financial information is available and (ii) that have similar economic characteristics. We test goodwill for impairment using the following two-step approach:

•       We first determine the fair value of each reporting unit. If the fair value of a reporting unit is less than its carrying value, this is an indicator that the goodwill assigned to that reporting unit might be impaired, which requires performance of the second step. We determine the fair value of our reporting units based on projected future discounted cash flows, which, in turn, are based on our views of uncertain variables such as growth rates, anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values.

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

The use of different estimates or assumptions within our discounted cash flow model when determining the fair value of our reporting units or using a methodology other than a discounted cash flow model could result in different values for reporting units and could result in an impairment charge.

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

Pension and Postretirement Benefits

We have defined benefit plans that cover all of our employees in the U.S. and certain employees in the U.K. We also have postretirement plans in the U.S.  The accounting for these plans is subject to the guidance provided in SFAS No. 87, Employers’ Accounting for Pensions, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions. Both of these statements require that management make certain assumptions relating to the long-term rate of return on plan assets, discount rates used to measure future obligations and expenses, salary increases, inflation, health-care-cost-trend rates and other assumptions. We believe that the accounting estimates related to our pension and postretirement plans are critical accounting estimates because they are highly susceptible to change from period to period based on market conditions.

Key assumptions in measuring the plan obligations include the discount rate, the rate of future salary increases, the long-term expected return on plan assets, and various demographic assumptions, as follows:

•       The methodology used to determine the discount rate discounts the projected plan cash flows to the measurement date using the spot rates provided in the Citigroup Pension Discount Curve.  A single discount rate is then computed so that the present value of the benefit cash flows using this single rate equals the present value computed using the Citigroup Pension Discount Curve.  A similar exercise is performed using high yield bonds.  These values are compared to changes in corporate bond indices to determine a discount rate.

•       Asset returns are based upon the anticipated average rate of earnings expected on invested funds of the plan over the long-term.

•       Salary increase assumptions are based upon historical experience and anticipated future management actions.

•       Demographic assumptions, such as turnover, retirement and disability, are based upon historical experience and are monitored on a continuing basis to determine if adjustments to these assumptions are warranted in order to better reflect anticipated future experience.

Discount rates and expected rates of return on plan assets are selected at the end of a given fiscal year and impact expense in the subsequent year.

Depending on the assumptions and estimates used, our net periodic pension and postretirement benefit income could vary within a range of outcomes and have a material impact on our financial results.

A fifty-basis-point change in certain assumptions would have had the following effects on 2006 pension results:

	Impact to Pension Results—U.S. Plan
Change in Assumption	Increase/(Decrease) on 2006 Pre-Tax Expense	Increase/(Decrease) on November 30, 2006 PBO
	(In thousands)
50-basis-point decrease in discount rate	$914	$10,798
50-basis-point increase in discount rate	$(857)	$(9,872)
50-basis-point decrease in expected return on assets	$1,227	$—
50-basis-point increase in expected return on assets	$(1,227)	$—

	Impact to Pension Results—U.K. Plan
Change in Assumption	Increase/(Decrease) on 2006 Pre-Tax Expense	Increase/(Decrease) on November 30, 2006 PBO
	(In thousands)
50-basis-point decrease in discount rate	£272	£2,759
50-basis-point increase in discount rate	£(248)	£(2,409)
50-basis-point decrease in expected return on assets	£62	£—
50-basis-point increase in expected return on assets	£(62)	£—

Stock-Based Compensation

We have two share-based compensation plans. The plans provide for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares, cash-based awards, other stock-based awards and covered employee annual incentive awards.

We determine the fair value of our stock options using the Black-Scholes pricing model.  This valuation model requires management to make assumptions and to apply judgment to determine the fair value of our awards. These assumptions and judgments include estimating:

•       the future volatility of our stock price,

•       expected dividend yield,

•       future employee turnover rates, and

•       future employee stock option exercise behaviors.

In particular, significant judgment is required in estimating the future volatility of our stock price.  Since we have been publicly traded for just over a year, our volatility rate is based on a basket of peer-company-stock prices.  The determination of which company is considered to be a peer is highly subjective.

Given that we only had 0.1 million options outstanding as of November 30, 2006, changes in these assumptions were not likely to materially affect our financial results.  However, as the number of options granted materially increases in the future, the likelihood that changes in our valuation assumptions could materially impact our financial results also increases.

As of November 30, 2006, we had approximately 1.8 million stock-based awards outstanding, of which approximately 0.4 million were performance-based awards. The vesting period of the performance-based awards is based on achieving certain financial performance levels during fiscal years 2006 and 2007.  On a quarterly basis, we assess the likelihood that of the performance criteria being met and adjust compensation expense accordingly.  At November 30, 2006 we have estimated that 100% of performance-based metrics will be met in 2006 and 2007 causing the 0.4 million performance-based awards to vest on February 28, 2008.  As a result, we will recognize $3.3 million of performance-related stock-based compensation expense over the next 15 months. A change in the actual financial performance levels achieved by the Company could result in a change in our current estimate of timing of the recognition of the related expense.  For example, in the event we achieve none of the performance metrics underlying these awards, then the remaining unamortized performance-based stock-compensation expense would be recognized over the next 5 years.

We believe that the assumptions related to our performance-based stock awards are critical because they are susceptible to change from period to period based on market and other uncertain conditions beyond our control.

Results of Operations

Set forth below are our results of operations expressed as a percentage of revenue.

	Years Ended November 30,
	2006	2005	2004
Revenue:
Products	83%	83%	89%
Services	17	17	11
Total revenue	100	100	100
Operating expenses:
Cost of revenue	46	48	47
Selling, general and administrative	37	35	39
Depreciation and amortization	3	2	2
Restructuring and offering charges	—	3	—
Gain on sales of assets, net	—	—	(1)
Net periodic pension and post-retirement benefits	(1)	(1)	(1)
Earnings in unconsolidated subsidiaries	—	—	—
Other expense, net	—	—	1
Total operating expenses	85	87	87
Operating income	15	13	13
Gain on sale of investment in affiliate	—	—	7
Interest income	1	1	—
Interest expense	—	—	—
Non-operating income, net	1	1	7
Income from continuing operations before income taxes and minority interests	16	14	20
Provision for income taxes	(5)	(5)	(4)
Income from continuing operations before minority interests	11	9	16
Minority interests	—	—	—
Income from continuing operations	11	9	16
Discontinued operations:
Loss from discontinued operations, net	(1)	—	—
Net income	10%	9%	16%

Set forth below is our revenue and operating income for our Energy and Engineering segments for the years ended November 30, 2006, 2005 and 2004. Certain corporate transactions are not allocated to our operating segments. Unallocated amounts include corporate-level restructuring and offering charges, stock-based compensation expense, net periodic pension and post-retirement benefits income, corporate-level impairments, and gains on sales of corporate assets.

	Years Ended November 30,
	2006	2005	2004
	(In thousands)
Energy revenue	$294,277	$242,312	$185,792
Engineering revenue	256,493	233,805	208,177
Consolidated revenue	$550,770	$476,117	$393,969
Energy operating income(1)	$67,177	$53,003	$35,225
Engineering operating income(2)	31,112	17,993	32,984
Total segment operating income	98,289	70,996	68,209
Adjustments(3)	(18,104)	(9,144)	(15,298)
Consolidated operating income	$80,185	$61,852	$52,911

(1)          Includes asset impairments of $2.0 million in 2004. There were no asset impairments during 2006 and 2005.

(2)          Includes a $1.9 million and $4.4 million restructuring charge in 2006 and 2005, respectively. There was no restructuring charge in 2004. Also, includes gains on sales of assets, net of $5.1 million in 2004.  There were no material gains or losses on sales of assets in 2006 or 2005.

(3)          Includes the following items:

	Years Ended November 30,
	2006	2005	2004
	(In thousands)
Net periodic pension and post-retirement benefits income	$4,421	$4,091	$5,791
Corporate-level restructuring and offering charges	(823)	(9,297)	—
Stock-based compensation expense	(21,702)	(5,272)	(21,502)
Gain on sales of corporate assets, net	—	1,334	413
	$(18,104)	$(9,144)	$(15,298)

Year Ended November 30, 2006 Compared to the Year Ended November 30, 2005

Revenue.   Revenue was $550.8 million for the year ended November 30, 2006 compared to $476.1 million for the year ended November 30, 2005, an increase of $74.7 million or 16%. Revenue increased primarily due to organic growth, which contributed $60.3 million, and acquisitions, which contributed approximately $15.6 million.

Revenue for our Energy segment was $294.3 million for the year ended November 30, 2006 compared to $242.3 million for the year ended November 30, 2005, an increase of $52.0 million or 21%. The increase was principally due to organic growth, which contributed $46.3 million. Also, acquisitions contributed $5.0 million. The remainder of the change was attributable to foreign-currency movements. Organic growth in 2006 was driven principally by price increases, an expanding subscription base, higher one-time sales of certain data, and favorable energy-industry conditions.

Revenue for our Engineering segment was $256.5 million for the year ended November 30, 2006 compared to $233.8 million for the year ended November 30, 2005, an increase of $22.7 million, or 10%. This increase was primarily driven by organic growth, which increased revenue by $14.0 million.

Acquisitions also contributed $10.7 million, partially offset by foreign-currency movements. Organic growth resulted primarily from price increases and increased sales within our specifications-and-standards and parts-management offerings.

Cost of Revenue.   Cost of revenue was $252.4 million for the year ended November 30, 2006, compared to $228.2 million for the year ended November 30, 2005, an increase of $24.2 million, or 11%. As a percentage of revenue, cost of revenue decreased to 45.8% in 2006 from 47.9% in 2005. Margins within our Energy segment increased primarily due to increased revenue, discussed above, on a relatively fixed-cost structure. Margins within our Engineering business benefited from the cost savings from the 2005 restructuring and relatively flat effective royalty rates.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses were $202.4 million for the year ended November 30, 2006, compared to $167.6 million for the year ended November 30, 2005, an increase of $34.8 million, or 21%. Stock-based compensation expense increased $14.1 million year over year, including $4.7 million pertaining to the retirement of our former Chief Executive Officer during the fourth quarter of 2006. Acquisitions contributed $3.7 million of the increase. CEO retirement costs added $1.9 million. The remainder of the increase was primarily due to increased sales-and-marketing and back-office costs to support increased sales, and, at the corporate level, increased costs related to our first year as a publicly traded company. Cost savings from the 2005 restructuring partially offset the above. As a percentage of revenue, selling, general and administrative expenses, excluding stock-based compensation expense, were 33.3% for the year ended November 30, 2006, down from 34.2% for the year ended November 30, 2005.

Depreciation and Amortization Expenses.   Depreciation and amortization expenses were $15.7 million for the year ended November 30, 2006, compared to $11.4 million for the year ended November 30, 2005, an increase of $4.3 million, or 38%. The increase was primarily due to acquisitions.

Restructuring and Offering Charges.   Restructuring and offering charges were $3.1 million for the year ended November 30, 2006, compared to $13.7 million for the year ended November 30, 2005, a decrease of $10.6 million.  The restructuring initiative undertaken in 2006 was much smaller in scope and expense, $2.5 million in 2006 compared to $8.2 million in 2005. Additionally, offering charges related to the secondary offering, or $0.8 million, were much smaller than those associated with the initial public offering, $5.5 million.

Operating Income.   Operating income was $80.2 million for the year ended November 30, 2006, compared to $61.9 million for the year ended November 30, 2005, an increase of $18.3 million, or 30%. As a percentage of revenue, operating income increased to 14.6% in 2006 from 13.0% in 2005.

Operating income for our Energy segment was $67.2 million for the year ended November 30, 2006, compared to $53.0 million for the year ended November 30, 2005, an increase of $14.2 million, or 27%. The increase was primarily attributable to increased revenue discussed above coupled with a relatively fixed cost structure, partially offset by higher allocated corporate costs.

Operating income for our Engineering segment was $31.1 million for the year ended November 30, 2006, compared to $18.0 million for the year ended November 30, 2005, an increase of $13.1 million, or 73%. The increase was primarily driven by increased sales combined with costs savings resulting from our third-quarter 2005 restructuring. Also, we incurred $2.5 million more in restructuring charges in 2005 than in 2006.

Provision for Income Taxes.   Our effective tax rate for the year ended November 30, 2006 was 31.5%, compared to 31.6% for the year ended November 30, 2005.  The effective tax rate for 2006 reflects the benefits from the release of certain tax reserves and tax exempt interest income, offset by an increase in the valuation allowance on the realizability of foreign tax credits.  The effective tax rate for 2005 reflects the benefit of the favorable outcome of tax audits during the period, changes to certain estimates and the impact of non-deductible items.

Year Ended November 30, 2005 Compared to the Year Ended November 30, 2004

Revenue.   Revenue was $476.1 million for the year ended November 30, 2005 compared to $394.0 million for the year ended November 30, 2004, an increase of $82.1 million or 21%. Revenue increased primarily due to acquisitions, which contributed approximately $40.6 million; organic growth, which contributed $30.8 million; and foreign-currency movements, which contributed $2.7 million. The remainder of the change is primarily attributable to the first-quarter 2004 dissolution of a joint venture within our Engineering segment.

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

Revenue for our Engineering segment was $233.8 million for the year ended November 30, 2005 compared to $208.2 million for the year ended November 30, 2004, an increase of $25.6 million or 12%. This increase was primarily driven by acquisitions, which contributed $9.3 million; organic growth, which increased revenue by $6.8 million; and foreign-currency movements, which contributed $1.4 million. The remainder of the change is attributable to the first-quarter 2004 dissolution of a joint venture. Organic growth resulted primarily from an expanding subscription base and by double-digit growth in our parts management product line.

Cost of Revenue.   Cost of revenue was $228.2 million for the year ended November 30, 2005 compared to $184.4 million for the year ended November 30, 2004, an increase of $43.8 million or 24%. As a percentage of revenue, cost of revenue increased from 46.8% to 47.9%. Margins within our Energy segment remained relatively flat. Slight margin improvements in our Energy-critical information and decision-support-tools products were more than offset by higher sales volumes of our lower-margin Energy services due to the inclusion of a full-year’s worth of CERA results. Engineering margins decreased primarily as a result of continued increases in effective royalty rates related to sales of critical information, our primary source of Engineering revenue. The first-quarter 2004 dissolution of a joint venture within our Engineering segment also adversely impacted our Engineering margin.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses were $167.6 million for the year ended November 30, 2005, compared to $153.6 million for the year ended November 30, 2004, an increase of $14.0 million or 9%. Acquisitions contributed $15.8 million of the increase. The remainder of the increase was primarily due to increased sales-and-marketing and back-office costs to support increased sales, and, at the corporate level, increased costs related to the implementation of public-company infrastructure, processes and systems in preparation for our initial public offering. Offsetting this increase was a decrease in stock-based compensation expense from $17.1 million in 2004 to $4.7 million in 2005. Stock-based compensation expense was higher in 2004 due to costs associated with the termination of stock-option plans maintained by one of our subsidiaries. As a percentage of revenue, selling, general and administrative expenses, excluding stock-based compensation expense, were 34.2% for the year ended November 30, 2005, down from 34.7% for the year ended November 30, 2004.

Depreciation and Amortization Expenses.   Depreciation and amortization expenses were $11.4 million for the year ended November 30, 2005, compared to $9.6 million for the year ended November 30, 2004, an increase of $1.8 million, or 19%. The increase was primarily due to acquisitions.

Restructuring and Offering Charges.   Restructuring and offering charges were $13.7 million for the year ended November 30, 2005. The restructuring costs of $8.2 million were comprised primarily of termination costs. The offering costs of $5.5 million related to costs associated with our initial public offering. We had no similar expenses for the year ended November 30, 2004. During the third quarter of 2005, we executed a restructuring initiative affecting our Engineering segment and certain unallocated corporate costs. This initiative was undertaken to reduce costs, further the integration of operations from previous acquisitions, streamline our data-delivery processes, and realign our marketing efforts to support core-product initiatives. In the restructuring, we reduced our aggregate workforce by over 100 employees and closed two offices, one in the U.S. and one in the U.K. See “—Executive Summary—Restructuring and offering charges.”

Net Gain on Sales of Assets.   Net gain on sales of assets were $1.3 million for the year ended November 30, 2005 compared to $5.5 million for the year ended November 30, 2004, a decrease of $4.2 million. Results for the year ended November 30, 2004 included a $4.4 million gain from the first-quarter 2004 dissolution of a joint venture.

Net Periodic Pension and Post-retirement Benefits.   Net periodic pension and postretirement benefits income was $4.1 million for the year ended November 30, 2005 compared to $5.8 million for the year ended November 30, 2004, a decrease of $1.7 million or 29%. The decrease was primarily due to the November 30, 2004 spin-off of IHS’s U.S. retirement plan as well as increased actuarial losses resulting from lower-than-expected asset returns in previous years.

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

Provision for Income Taxes.   Our effective tax rate for the year ended November 30, 2005 was 31.6%, compared to 20.8% for the year ended November 30, 2004. The effective tax rate for the 2005 period reflects the benefit of the favorable outcome of tax audits during the period, changes to certain estimates and the impact of non-deductible items. The effective tax rate for 2004 was lower than 2005 principally due to two non-recurring items recognized in the fourth quarter of 2004. First, benefits were recognized from a dividends-received deduction on dividends from a preferred stock investment. Second, benefit was recognized from the release of substantially all of the valuation allowance on foreign tax credits primarily due to the extension of the credit carryforward period included in the American Jobs Creation Act of 2004.

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

	Three Months Ended
	February 28, 2005	May 31, 2005	August 31, 2005	November 30, 2005	February 28, 2006	May 31, 2006	August 31, 2006	November 30, 2006
	(In thousands)
Revenue	$116,983	$115,145	$117,957	$126,032	$129,866	$132,855	$139,923	$148,126
Operating expenses:
Cost of revenue	55,458	57,247	57,293	58,174	60,863	63,182	64,306	64,072
Selling, general and administrative	41,754	43,668	40,657	41,502	45,375	47,868	50,681	58,471
Depreciation and amortization	2,907	2,859	2,773	2,880	3,370	3,342	4,218	4,784
Restructuring and offering charges	—	—	12,397	1,306	2	—	—	3,101
(Gain) loss on sales of assets, net	(617)	(714)	—	—	—	—	53	3
Net periodic pension and post-retirement benefits	(931)	(939)	(911)	(1,310)	(726)	(1,218)	(1,268)	(1,209)
Earnings in unconsolidated subsidiaries	(28)	(21)	(29)	(51)	(28)	(102)	(50)	(106)
Other (income) expense, net	(319)	7	(169)	(578)	(403)	1,223	204	577
Total operating expenses	98,224	102,107	112,011	101,923	108,453	114,295	118,144	129,693
Operating income	18,759	13,038	5,946	24,109	21,413	18,560	21,779	18,433
Interest income	718	934	901	932	914	1,458	1,789	1,813
Interest expense	(502)	(81)	(110)	(75)	(85)	(67)	(120)	(575)
Non-operating income (expense), net	216	853	791	857	829	1,391	1,669	1,238
Income from continuing operations before income taxes ad minority interests	18,975	13,891	6,737	24,966	22,242	19,951	23,448	19,671
Provision for income taxes	(5,406)	(4,574)	(2,518)	(7,878)	(7,473)	(6,619)	(6,987)	(5,800)
Income from continuing operations before minority interests	13,569	9,317	4,219	17,088	14,769	13,332	16,461	13,871
Minority interests	7	11	(32)	(132)	(25)	(56)	(89)	2
Income from continuing operations	13,576	9,328	4,187	16,956	14,744	13,276	16,372	13,873
Discontinued operations:
Loss from discontinued operations, net	(443)	(682)	(527)	(598)	(1,280)	(342)	(298)	—
Net income	$13,133	$8,646	$3,660	$16,358	$13,464	$12,934	$16,074	$13,873

Since sales of non-deferred subscriptions occur most frequently in our fourth and first quarters, we generally recognize a greater percentage of our revenue and income in those quarters. Additionally, our first quarter benefits from CERAWeek, an annual executive conference.

Liquidity and Capital Resources

As of November 30, 2006, we had cash and cash equivalents of $180.0 million, short-term investments of $2.1 million, and virtually no debt. We have generated strong cash flows from operations over the last few years. As a result of these factors, as well as the availability of funds under our credit facility, we believe we will have sufficient cash to meet our anticipated working capital and capital expenditure needs.

Our future capital requirements will depend on many factors, including the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products, increased administrative costs of being a public company, changing technology, and the continued market acceptance of our offerings. We could be required, or could elect, to seek additional funding through public or private equity or debt financing for any possible future acquisitions. Additional funds may not be available on terms acceptable to us or at all. We expect our capital expenditures, excluding potential acquisitions, to be approximately $11 million for 2007.

Share Buyback Program

During 2006, our board of directors approved a program to reduce the dilutive effects of employee equity grants, by allowing employees to surrender shares back to the company for a value equal to their statutory tax liability.  IHS then pays the statutory tax on behalf of the employee.  Later in 2006, our board of directors approved an additional program—a stock buyback program—whereby IHS will be acquiring up to one million shares per year in the open market to more fully offset the dilutive effect of our employee equity programs.

Cash Flow

Net cash provided by operating activities was $115.7 million for the year ended November 30, 2006 compared to $48.3 million for the year ended November 30, 2005. The increase is attributable to our growing business accompanied by higher earnings and expanding margins and more favorable timing of collections of accounts receivable year over year.

Net cash provided by operating activities was approximately $67.0 million for the year ended November 30, 2004. The decrease in net cash provided by operating activities was principally attributable to three items.  First, in 2005, we disbursed $9.7 million in cash payments made in connection with the November 2004 offer to exchange options and shares. Second, we disbursed approximately $5.3 million during 2005 stemming from our third-quarter restructuring initiative. An additional $2.1 million of the charge was non-cash and related to the accelerated vesting of restricted shares. Last, we funded approximately $4.7 million of initial public offering expenses during 2005. See “—Executive Summary—Restructuring and offering charges.”

Net cash used in investing activities was $72.3 million for the year ended November 30, 2006, compared to $39.3 million for the year ended November 30, 2005. The increase in net cash used was primarily attributable to increased acquisition activity in 2006—we disbursed $84.5 million in 2006 on acquisitions as opposed to only $3.5 million in 2005—and increased capital expenditures.  This was offset by greater purchases of investments in 2005, the year in which we implemented our cash-management policy.

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

Net cash provided by financing activities was $2.8 million for the year ended November 30, 2006.  Net cash used in financing activities was $0.4 million for the year ended November 30, 2005. On December 1, 2005, we adopted SFAS No. 123(R), Share-Based Payment. This standard amended SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. Accordingly, we recognized a $10.5 million benefit during 2006 relating to vesting equity awards during the period. This amount was partially offset by the purchase of $7.6 million of treasury stock during 2006.

Net cash used in financing activities was $0.4 million in 2005, compared to $2.0 million in 2004. The 2004 use of cash relates principally to a $1.8 million cash dividend, while substantially the entire amount used in 2005 was used to repay debt.

Credit Facility

We are a party to a $125 million unsecured revolving credit agreement (the Revolver), which has a feature allowing us to increase the facility to a maximum of $250 million. The agreement expires in January 2010.

The interest rates for borrowing under the Revolver are based upon our Leverage Ratio, which is the ratio of Consolidated Funded Indebtedness to rolling four-quarter Consolidated Earnings Before Interest Expense, Taxes, Depreciation and Amortization (EBITDA), as defined in the Revolver. The rate ranges from the applicable LIBOR plus 75 basis points to 160 basis points or the agent bank’s base rate. The facility fee is payable periodically and is 15 or 25 basis points based upon our Leverage Ratio. The Revolver contains certain financial and other covenants, including limitations on capital lease obligations, maximum Leverage Ratio, and maintenance of a Fixed Charge Coverage Ratio, as defined in the Revolver.

As of November 30, 2006, we were in compliance with all of the covenants in the agreement and had no outstanding borrowings. However, we had outstanding letters of credit totaling approximately $1.6 million as of November 30, 2006.

Off-Balance Sheet Transactions

We have no off-balance sheet transactions.

Contractual Obligations and Commercial Commitments

We have various contractual obligations and commercial commitments which are recorded as liabilities in our consolidated financial statements. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our consolidated financial statements but are required to be disclosed. The following table summarizes our contractual obligations and commercial commitments at November 30, 2006, and the future periods in which such obligations are expected to be settled in cash:

	Payment due by period
Contractual Obligations and Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(In thousands)
Operating leases	$44,555	$12,582	$19,550	$9,827	$2,596
Post-retirement medical-benefit plan contributions	8,570	923	1,780	1,709	4,158
Unconditional purchase obligations	8,227	4,102	4,125	—	—
Total	$61,352	$17,607	$25,455	$11,536	$6,754

We do not expect to contribute to our U.S. pension plan in 2007 since it is currently over-funded. We expect to contribute $2 million in 2007 to our U.K. pension plan, which is currently under-funded. See our consolidated financial statements included elsewhere in this Form 10-K.

Recent Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). Among other requirements, SFAS No. 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective beginning the first fiscal year that begins after November 15, 2007. We are currently evaluating the impact of SFAS No. 157 on our financial position and results of operations.

In September 2006, FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS No. 158). SFAS No. 158 requires an employer that is a business entity and sponsors one or more single employer benefit plans to (1) recognize the funded status of the benefit in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year end statement of financial position and (4) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs on credits, and transition asset or obligations. We plan to adopt SFAS No. 158 effective at the end of the Company’s fiscal year ending November 30, 2007. If SFAS No.158 had been effective as of November 30, 2006, total assets would have been approximately $22 million lower, total liabilities would have been approximately $5 million lower and shareholders’ equity would have been approximately $17 million lower. Because our net pension liabilities are dependent upon future events and circumstances, the impact at the time of adoption of SFAS No.158 may differ from these amounts. Adoption of SFAS No. 158 is not expected to have any effect on the Company’s compliance with its debt covenants.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to changes in interest rates relates primarily to our portfolio of investments. The primary objective of our investment portfolio is to preserve principal while maximizing yields. This is accomplished by maintaining a well-diversified portfolio of high-quality investment-grade securities, all of which have an effective maturity within the next twelve months. A hypothetical 50-basis-point increase in interest rates at November 30, 2006 would have had an immaterial impact on the fair value of our portfolio.

We also may be exposed from time to time to changes in interest rates that may adversely affect our results of operations and financial position. We were not exposed to this interest rate risk at November 30, 2006, since we had no outstanding variable-rate debt as of that date.

Foreign Currency Risk

Our consolidated financial statements are expressed in U.S. dollars, but a portion of our business is conducted in currencies other than U.S. dollars. Changes in the exchange rates for such currencies into U.S. dollars can affect our revenues, earnings, and the carrying values of our assets and liabilities in our consolidated balance sheet, either positively or negatively. Fluctuations in foreign currency rates increased our revenues by $0.1 million, $2.7 million, and $13.2 million for the years ended November 30, 2006, 2005, and 2004, respectively, and increased (decreased) our operating income by $(3.3) million, $2.5 million, and $(1.4) million for the same respective periods. The translation effects of changes in exchange rates in our consolidated balance sheet are recorded within the cumulative translation adjustment component of our stockholders’ equity. In 2006, we recorded cumulative translation gains of $7.4 million, reflecting changes in exchange rates of various currencies compared to the U.S. dollar.

A 10% change in the currencies that we are primarily exposed to would have impacted our 2006 revenue and operating income by approximately $14.6 million and $(2.6) million, respectively.

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

Item 8.                        Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of IHS Inc.

We have audited the accompanying consolidated balance sheets of IHS Inc. as of November 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended November 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IHS Inc. at November 30, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of IHS Inc.’s internal control over financial reporting as of November 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 19, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado
January 19, 2007

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2006 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of November 30, 2006.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management’s assessment of the effectiveness of our internal control over financial reporting as of November 30, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Date: January 19, 2007

/s/ Jerre L. Stead
Jerre L. Stead
Chairman and Chief Executive Officer

/s/ Michael J. Sullivan
Michael J. Sullivan
Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of IHS Inc.

We have audited management’s assessment, included in the section entitled Management’s Report on Internal Control over Financial Reporting, that IHS Inc. maintained effective internal control over financial reporting as of November 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). IHS Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that IHS Inc. maintained effective internal control over financial reporting as of November 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, IHS Inc. maintained, in all material respects, effective internal control over financial reporting as of November 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of IHS Inc. as of November 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended November 30, 2006 and our report dated January 19, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado
January 19, 2007

IHS INC.
CONSOLIDATED BALANCE SHEETS

	As of November 30,
	2006	2005
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$180,034	$132,365
Short-term investments	2,076	27,223
Accounts receivable, net	151,300	136,950
Deferred subscription costs	33,293	27,918
Deferred income taxes	7,758	11,351
Other	6,461	10,638
Total current assets	380,922	346,445
Non-current assets:
Property and equipment, net	53,096	46,580
Intangible assets, net	65,962	27,456
Goodwill, net	350,896	296,394
Prepaid pension asset	92,488	88,516
Other	937	1,765
Total non-current assets	563,379	460,711
Total assets	$944,301	$807,156
Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$500	$—
Accounts payable	45,622	41,625
Accrued compensation	30,788	20,135
Accrued royalties	22,801	26,139
Other accrued expenses	36,047	34,975
Income tax payable	11,484	7,726
Deferred subscription revenue	191,229	149,552
Risk management liabilities	—	2,705
Total current liabilities	338,471	282,857
Long-term debt	74	262
Accrued pension liability	12,309	6,824
Accrued post-retirement benefits	18,200	20,278
Deferred income taxes	2,788	15,044
Other liabilities	6,891	4,402
Minority interests	377	309
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.01 par value per share, 80,000,000 shares authorized, 45,265,794 and 44,078,231 shares issued, 45,042,232 and 44,078,231 shares outstanding at November 30, 2006 and 2005, respectively	453	441
Class B common stock, $0.01 par value per share, 13,750,000 shares authorized, issued and outstanding at November 30, 2006 and 2005	138	138
Additional paid in capital	175,027	168,196
Treasury stock, at cost; 223,562 shares at November 30, 2006	(7,551)	—
Retained earnings	400,029	343,684
Accumulated other comprehensive loss	(2,905)	(10,486)
Unearned compensation	—	(24,793)
Total stockholders’ equity	565,191	477,180
Total liabilities and stockholders’ equity	$944,301	$807,156

See accompanying notes.

IHS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended November 30,
	2006	2005	2004
	(In thousands, except per-share amounts)
Revenue:
Products	$458,475	$395,830	$352,367
Services	92,295	80,287	41,602
Total revenue	550,770	476,117	393,969
Operating expenses:
Cost of revenue:
Products	189,056	176,579	154,625
Services	63,367	51,593	29,812
Total cost of revenue (includes stock-based compensation expense at $2,882, $551 and $4,437 for the years ended November 30, 2006, 2005 and 2004, respectively)	252,423	228,172	184,437
Selling, general and administrative (includes stock-based compensation expense of $18,820, $4,721 and $17,065 for the years ended November 30, 2006, 2005 and 2004, respectively)	202,395	167,581	153,594
Depreciation and amortization	15,714	11,419	9,642
Restructuring and offering charges	3,103	13,703	—
(Gain) loss on sales of assets, net	56	(1,331)	(5,532)
Impairment of assets	—	—	1,972
Net periodic pension and post-retirement benefits	(4,421)	(4,091)	(5,791)
Earnings in unconsolidated subsidiaries	(286)	(129)	(437)
Other (income) expense, net	1,601	(1,059)	3,173
Total operating expenses	470,585	414,265	341,058
Operating income	80,185	61,852	52,911
Gain on sale of investment in affiliate	—	—	26,601
Interest income	5,974	3,485	1,140
Interest expense	(847)	(768)	(450)
Non-operating income, net	5,127	2,717	27,291
Income from continuing operations before income taxes and minority interests	85,312	64,569	80,202
Provision for income taxes	(26,879)	(20,376)	(16,644)
Income from continuing operations before minority interests	58,433	44,193	63,558
Minority interests	(168)	(146)	(275)
Income from continuing operations	58,265	44,047	63,283
Discontinued operations:
Loss from discontinued operations, net	(1,920)	(2,250)	(1,969)
Net income	$56,345	$41,797	$61,314
Income from continuing operations per share:
Basic (Class A common stock and Class B common stock)	$1.03	$0.80	$1.15
Diluted (Class A common stock and Class B common stock)	$1.03	$0.79	$1.15
Loss from discontinued operations per share:
Basic (Class A common stock and Class B common stock)	$(0.03)	$(0.04)	$(0.04)
Diluted (Class A common stock and Class B common stock)	$(0.04)	$(0.04)	$(0.04)
Net income per share:
Basic (Class A common stock and Class B common stock)	$1.00	$0.76	$1.11
Diluted (Class A common stock and Class B common stock)	$0.99	$0.75	$1.11
Weighted average shares:
Basic (Class A common stock)	42,811	41,345	41,250
Basic (Class B common stock)	13,750	13,750	13,750
Diluted (Class A common stock)	56,656	55,895	55,000
Diluted (Class B common stock)	13,750	13,750	13,750

See accompanying notes.

IHS INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Common Stock	Shares of Class A Common Stock	Class A Common Stock	Shares of Class B Common Stock	Class B Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Total
(In thousands)
Balance at November 30, 2003	$1	—	$—	—	$—	$122,850	$—	$252,725	$(14,811)	$—	$360,765
Effect of pension plan spin-off	—	—	—	—	—	—	—	(6,009)	—	—	(6,009)
Cash dividend	—	—	—	—	—	—	—	(1,843)	—	—	(1,843)
Distribution of preferred stock	—	—	—	—	—	—	—	(4,300)	—	—	(4,300)
Recapitalization	(1)	41,250	413	13,750	138	(550)	—	—	—	—	—
Net income	—	—	—	—	—	—	—	61,314	—	—	61,314
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	13,268	—	13,268
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	—	—	(2,144)	—	(2,144)
Comprehensive income, net of tax											72,438
Balance at November 30, 2004	—	41,250	413	13,750	138	122,300	—	301,887	(3,687)	—	421,051
Restricted stock activity	—	791	8	—	—	14,213	—	—	—	(13,771)	450
Tax benefit on vested shares	—	—	—	—	—	295	—	—	—	—	295
Termination of put rights associated with deferred stock units and restricted shares	—	1,834	18	—	—	28,950	—	—	—	(11,022)	17,946
Conversion of debt to equity	—	203	2	—	—	2,438	—	—	—	—	2,440
Net income	—	—	—	—	—	—	—	41,797	—	—	41,797
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(3,694)	—	(3,694)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	—	—	(73)	—	(73)
Unrealized losses on short-term investments, net of tax	—	—	—	—	—	—	—	—	(28)	—	(28)
Unrealized losses on foreign-currency hedges, net of tax	—	—	—	—	—	—	—	—	(3,004)	—	(3,004)
Comprehensive income, net of tax											34,998
Balance at November 30, 2005	—	44,078	441	13,750	138	168,196	—	343,684	(10,486)	(24,793)	477,180
Adoption of SFAS No. 123(R)	—	—	—	—	—	(24,793)	—	—	—	24,793	—
Stock-based award activity	—	1,188	12	—	—	21,082	—	—	—	—	21,094
Tax benefit on vested shares	—	—	—	—	—	10,542	—	—	—	—	10,542
Treasury stock purchases	—	(224)	—	—	—	—	(7,551)	—	—	—	(7,551)
Net income	—	—	—	—	—	—	—	56,345	—	—	56,345
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	7,442	—	7,442
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	—	—	(3,152)	—	(3,152)
Unrealized gains on short-term investments, net of tax	—	—	—	—	—	—	—	—	28	—	28
Unrealized gains on foreign-currency hedges, net of tax	—	—	—	—	—	—	—	—	3,263	—	3,263
Comprehensive income, net of tax											63,926
Balance at November 30, 2006	$—	45,042	$453	13,750	$138	$175,027	$(7,551)	$400,029	$(2,905)	$—	$565,191

See accompanying notes.

IHS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended November 30,
	2006	2005	2004
	(In thousands)
Operating activities
Net income	$56,345	$41,797	$61,314
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	15,714	11,655	9,882
Stock-based compensation expense (non-cash portion)	21,702	5,272	11,872
(Gain) loss on sales of assets, net	56	(1,331)	(5,532)
Gain on sale of investment in affiliate	—	—	(26,601)
Impairment of assets of discontinued operations	1,012	—	—
Impairment of assets of continuing operations	—	—	1,972
Net periodic pension and post-retirement benefits	(4,421)	(4,091)	(5,791)
Minority interests	29	(168)	275
Deferred income taxes	(7,566)	4,531	(1,424)
Tax benefit from equity compensation plans	—	295	—
Change in assets and liabilities:
Accounts receivable, net	(4,687)	(26,088)	4,557
Other current assets	1,198	(2,922)	(11,755)
Accounts payable	2,263	5,033	(15,208)
Accrued expenses	4,476	(3,044)	26,232
Income taxes	3,500	963	1,035
Deferred subscription revenue	26,112	16,388	16,152
Net cash provided by operating activities	115,733	48,290	66,980
Investing activities
Capital expenditures on property and equipment	(10,576)	(5,662)	(4,444)
Intangible assets acquired	(3,300)	(3,200)	—
Change in other assets	114	(971)	4,485
Purchases of investments	(5,351)	(28,384)	—
Sales and maturities of investments	31,012	1,101	—
Acquisitions of businesses, net of cash acquired	(84,454)	(3,518)	(70,331)
Proceeds from sales of assets and investment in affiliate	265	1,331	104,893
Net cash provided by (used in) investing activities	(72,290)	(39,303)	34,603
Financing activities
Net payments on debt	(190)	(390)	(157)
Tax benefit from equity compensation plans	10,542	—	—
Purchases of treasury stock	(7,551)	—	—
Cash dividends	—	—	(1,843)
Net cash provided by (used in) financing activities	2,801	(390)	(2,000)
Foreign exchange impact on cash balance	1,425	(684)	818
Net increase in cash and cash equivalents	47,669	7,913	100,401
Cash and cash equivalents at the beginning of the year	132,365	124,452	24,051
Cash and cash equivalents at the end of the year	$180,034	$132,365	$124,452

See accompanying notes.

IHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                 Nature of Business and Organization

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

Ownership Structure, Secondary Offering and Related Parties

Voting and investment decisions with respect to the shares of our company have historically been made by TBG Holdings N.V. (TBG), a Netherlands-Antilles company through the shares that it holds directly and through its indirect sole ownership of our other principal stockholder, Urvanos Investments Limited (Urvanos), a Cyprus limited liability company. TBG had not historically held our shares directly and instead held them through its indirect sole ownership of Urvanos and Urpasis Investments Limited (Urpasis), a Cyprus limited liability company. On September 1, 2006, Urpasis dividended all the shares it held in our company to TBG. TBG is wholly-owned indirectly by The Thyssen-Bornemisza Continuity Trust (Trust), a Bermuda trust, which is controlled by a Bermudan trustee, Thybo Trustees Limited, and another oversight entity, Tornabuoni Limited, which is a Guernsey company.

On October 30, 2006, TBG sold a portion of its ownership interests through a secondary public offering. IHS did not receive any proceeds from the sale of the Company’s common stock by TBG, and, consequently, we expensed all related offering costs.

Jerre L. Stead, our Chief Executive Officer and the Chairman of our board of directors, is also a member of the board of directors of TBG. Michael v. Staudt, a member of our board of directors, is also an executive vice president of TBG. In addition, C. Michael Armstrong, Roger Holtback and Michael Klein, all members of our board of directors, were members of the board of directors and an advisory committee of TBG prior to our initial public offering, discussed below.

Initial Public Offering and Concurrent Private Placement

On November 16, 2005, our shareholders at that time, Urpasis and Urvanos, sold a portion of their ownership interests through an initial public offering. IHS did not receive any proceeds from the sale of the Company’s common stock by Urpasis and Urvanos, and, consequently, we expensed all related offering costs. Simultaneous with the closing of our initial public offering, Urpasis and Urvanos sold in a private

IHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

placement an aggregate amount of $75 million of shares of our Class A common stock at the initial offering price to investment entities affiliated with General Atlantic LLC. We appointed Steven A. Denning, the Chairman and a Managing Director of General Atlantic, to our board of directors in April 2005.

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

2.                 Significant Accounting Policies

Fiscal Year End

Our fiscal years end on November 30 of each year. References herein to individual years mean the year ended November 30. For example, 2006 means the year ended November 30, 2006.

Consolidation Policy

The consolidated financial statements include the accounts of all wholly owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates have been made in areas that include revenue recognition, useful lives of fixed and intangible assets, allocation of purchase price to acquired assets and liabilities, the recoverability of intangible assets and goodwill, income and other taxes, pension and post-retirement benefits, and stock-based compensation. Actual results could differ from those estimates.

Concentration of Credit Risk

We are exposed to credit risk associated with cash equivalents, investments, foreign currency derivatives, and trade receivables. We don’t believe that our cash equivalents, investments, or foreign currency derivatives present significant credit risks, because the counterparties to the instruments consist of major financial institutions, and we manage the notional amount of contracts entered into with any counterparty. Substantially all trade receivable balances are unsecured. The concentration of credit risk

IHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

with respect to trade receivables is limited by the large number of customers in our customer base and their dispersion across various industries and geographic areas. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses.

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

Services

We provide our customers with service offerings that are primarily sold on a stand-alone basis and on a significantly more limited basis as part of a multiple-element arrangement. Our service offerings are generally separately priced in a standard price book. For services that are not in a standard-price book, as the price varies based on the nature and complexity of the service offering, pricing is based on the estimated amount of time to be incurred at standard billing rates for the estimated underlying effort for executing the associated deliverable in the contract. Revenue related to services performed under time- and material-based contracts is recognized in the period performed at standard billing rates. Revenue associated with fixed-price contracts is recognized upon completion of each specified performance obligation under the terms of the contract. See discussion of “multiple-element arrangements” below. If

IHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the contract includes acceptance contingencies, revenue is recognized in the period in which we receive documentation of acceptance from the customer.

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

Deferred Subscription Costs

Deferred subscription costs represent royalties and commissions associated with customer subscriptions. These costs are deferred and amortized to expense over the period of the subscriptions. Generally, subscription periods are 12 months in duration.

Property and Equipment

Land, buildings and improvements, machinery and equipment are stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements	7 to 30 years
Machinery and equipment	3 to 10 years

IHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Minority Interest

We recognize the minority interests’ share of net income in an amount equal to the minority interests’ allocable portion of the common equity of certain consolidated subsidiaries. These subsidiaries are located in Germany and Switzerland and are included in our Engineering segment.

Income Taxes

Deferred income taxes are provided using tax rates enacted for periods of expected reversal on all temporary differences. Temporary differences relate to differences between the book and tax basis of assets and liabilities, principally goodwill, property and equipment, deferred subscription revenue, and pension assets and accruals. Valuation allowances are established to reduce deferred tax assets to the amount that will more likely than not be realized. To the extent that a determination is made to establish or adjust a valuation allowance, the expense or benefit is recorded in the period in which the determination is made.

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

Treasury Stock

For all IHS stock retention and buyback programs and transactions, we utilize the cost method of accounting. Regarding the inventory costing method for treasury stock transactions, we employ the weighted-average cost method.

IHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Earnings per Share

Earnings per common share (EPS) are computed in accordance with SFAS No. 128, Earnings per Share (SFAS No. 128). Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities were exercised or converted into common shares. We use the two-class method for computing basic and diluted EPS amounts.

Foreign Currency

Absent circumstances to the contrary, the functional currency of each of our foreign subsidiaries is such subsidiary’s local currency. Assets and liabilities are translated at period-end exchange rates. Income and expense items are translated at weighted average rates of exchange prevailing during the year. Any translation adjustments are included in the foreign currency translation adjustment account in stockholders’ equity. Transactions executed in different currencies resulting in exchange adjustments are translated at spot rates and resulting foreign exchange transaction gains and losses are included in the results of operations.

From time to time, we utilize forward contract instruments to manage market risks associated with fluctuations in certain foreign currency exchange rates as they relate to specific balances of accounts receivable denominated in foreign currencies. At the end of the reporting period, foreign currency denominated receivable and cash balances are re-measured into the functional currency of the reporting entities at current market rates. The change in value from this re-measurement is reported as a foreign exchange gain or loss for that period in other income (expense) in the accompanying consolidated statements of income. The resulting gains or losses from the forward foreign currency contracts described above, which are also included in other income (expense), mitigate the exchange rate risk of the associated assets.

Research and Development

Costs of research and development, which are included in cost of revenue, are expensed as incurred and amounted to approximately $3.1 million, $8.2 million and $13.1 million for 2006, 2005 and 2004, respectively.

Impairment of Long-Lived Assets

We account for long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We periodically review the carrying amounts of long-lived assets to determine whether current events or circumstances warrant adjustment to such carrying amounts. Any impairment is measured by the amount that the carrying value of such assets exceeds their fair value, primarily based on estimated discounted cash flows. Considerable management judgment is necessary to estimate the fair value of assets. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value, less cost to sell.

Stock-Based Compensation

We adopted SFAS No. 123 (revised 2004), Share Based Payment, effective December 1, 2005, the first day of our 2006 fiscal year. SFAS 123(R) is a revision of SFAS No. 123. SFAS 123(R) supersedes APB

IHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, Share-Based Payment, (SAB 107) related to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective transition method, and, consequently, it applies to all of our outstanding nonvested share-based payment awards as of December 1, 2005, and all prospective awards. Accordingly, the consolidated financial statement amounts for the prior periods have not been restated. At December 1, 2005, we had no stock options issued or outstanding, only restricted stock and deferred stock units. Prior to adopting SFAS 123(R) on December 1, 2005, the fair value of nonvested awards (restricted stock and deferred stock units) was recorded to additional paid-in capital with the offsetting entry posted to unearned compensation, also an equity account. The unearned compensation was then amortized to compensation expense related to equity awards over the vesting period using the straight-line method. With the adoption of SFAS 123(R) on December 1, 2005, we reclassified $24.8 million of unearned compensation to additional paid-in capital.

Prior to December 1, 2005, we also had a limited number of stock options outstanding which were granted by one of our subsidiaries. As discussed in Note 16, the costs associated with settling these options were accrued as of November 30, 2004. Our subsidiary elected to follow the guidance of APB 25 and related interpretation and accounted for its employee stock options using the intrinsic value method. As a result, no compensation expense related to stock options was recognized—aside from the costs accrued as of November 30, 2004 associated with settling all outstanding options granted by our subsidiary—for the years ended November 30, 2005 and 2004, because the exercise prices of our subsidiary’s stock options were equal to or greater than the estimated fair market value of the underlying stock on the date of grant.

SFAS 123(R) requires forfeitures to be estimated at the grant date. Accordingly, compensation cost is recognized based on the number of awards expected to vest. There may be adjustments in future periods if actual forfeitures differ from our estimates. Our forfeiture rate is based upon historical experience as well as anticipated employee turnover considering certain qualitative factors. We amortize the value of nonvested share awards to expense over the vesting period on a straight-line basis. For awards with performance conditions, an evaluation is made each quarter as to the likelihood of the performance criteria being met. Compensation expense is then adjusted to reflect the number of shares expected to vest and the cumulative vesting period met to date. For stock options, we estimate the fair value of awards on the date of grant using the Black-Scholes pricing model. We amortize the value of stock options to expense over the vesting period on a straight-line basis.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in consolidated financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest

IHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and penalties associated with tax positions, and disclosure requirements. We are required to adopt FIN 48 on December 1, 2007, the first day of our 2008 fiscal year, although early adoption is permitted. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). Among other requirements, SFAS No. 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective beginning the first fiscal year that begins after November 15, 2007. We are required to adopt SFAS No. 157 on December 1, 2007, although earlier adoption is permitted.

In September 2006, FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS No. 158). SFAS No. 158 requires an employer that is a business entity and sponsors one or more single employer benefit plans to (1) recognize the funded status of the benefit in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year end statement of financial position and (4) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs on credits, and transition asset or obligations. We plan to adopt SFAS No. 158 effective at the end of the Company’s fiscal year ending November 30, 2007. If SFAS No. 158 had been effective as of November 30, 2006, total assets would have been approximately $22 million lower, total liabilities would have been approximately $5 million lower and shareholders’ equity would have been approximately $17 million lower. Because our net pension liabilities are dependent upon future events and circumstances, the impact at the time of adoption of SFAS No.158 may differ from these amounts. Adoption of SFAS No. 158 is not expected to have any effect on the Company’s compliance with its debt covenants.

3.                 Business Combinations

All acquisitions are accounted for using the purchase method of accounting. The consolidated financial statements include all the assets and liabilities acquired and the results of operations from the respective dates of acquisition. Pro forma results of the acquired businesses have not been presented as they did not have a material impact on our results of operations. Notable transactions for the three years ending November 30, 2006 are discussed below.

Acquisitions

2006

Canadian Hydrodynamics Ltd. (CHD).   During July 2006, we acquired the assets of Calgary, Canada-based CHD for approximately $3.5 million using existing cash on hand. CHD is a leading provider of comprehensive drillstem test information for the Western Canadian Sedimentary Basin. The CHD database has been available exclusively through IHS AccuMap, one of our Energy product offerings, as a partner dataset since 1995.

IHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

GeoPLUS.   In June 2006, we acquired the assets of GeoPLUS of Tulsa, Okla., for approximately $42.1 million using existing cash on hand. GeoPLUS has a PC-based software family, PETRA® , which is a popular platform used by oil and gas companies to analyze subsurface data from existing oil and gas wells.

Construction Research Communications Limited (CRC).   Within our Engineering segment, we acquired CRC Limited, of London, U.K., during June 2006 for approximately $5.8 million, net of acquired cash, using existing cash on hand. CRC was created by the Building Research Establishment (BRE) and Emap Construct to deliver a wide range of BRE products relating to the construction industry, ranging from environmental issues to fire safety.

CDS.   On December 1, 2005, we acquired the assets of a content-and-data-services business for approximately $33.0 million that serves several of the industries targeted by our Engineering segment (CDS). The core product of this business is an extensive database that includes technical attributes and alternatives for, and obsolescence and environmental data on, electronic component parts.

The purchase prices for these 2006 acquisitions, excluding acquired cash, were initially allocated as follows (in thousands):

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

2005

We made three acquisitions during 2005 for an aggregate purchase price of approximately $3.5 million.

2004

USA.   On September 20, 2004, we acquired the outstanding capital stock of USA Information Systems, Inc. (USA). The total purchase price was approximately $19.4 million, net of acquired cash. USA provides decision support tools and critical information to governments and government contractors.

Intermat.   On September 16, 2004, we acquired the assets of Intermat, Inc., for a total purchase price of approximately $5.3 million in cash. Intermat is a provider of decision support tools for parts management, parts cleansing and predictive obsolescence projects.

IHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CERA.   On September 1, 2004, we acquired the outstanding capital stock of Cambridge Energy Research Associates (CERA) for a total purchase price of approximately $29.1 million, net of cash acquired. CERA provides syndicated research and strategic advisory services to energy companies.

IPL.   On December 9, 2003, we acquired the assets of International Petrodata Limited (IPL) for a total purchase price of approximately $16.1 million in cash. IPL, based in Calgary, Canada, provides critical information to the oil and gas exploration and production markets in Canada.

The purchase prices for these 2004 acquisitions were allocated as follows:

	USA	Intermat	CERA	IPL	Total
	(In thousands)
Assets:
Current assets	$2,028	$729	$7,731	$1,242	$11,730
Property and equipment	65	212	2,512	215	3,004
Intangible assets	2,788	3,607	14,770	4,518	25,683
Goodwill	18,656	1,421	26,137	11,863	58,077
Deferred tax assets	—	—	2,213	665	2,878
Total assets	23,537	5,969	53,363	18,503	101,372
Liabilities:
Current liabilities	4,125	669	16,452	2,418	23,664
Long-term liabilities	—	—	7,831	—	7,831
Total liabilities	4,125	669	24,283	2,418	31,495
Purchase price	$19,412	$5,300	$29,080	$16,085	$69,877

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

4.                 Restructuring and Offering Charges

A summary of the restructuring and offering charges follows (in thousands):

	Years Ended November 30,
	2006	2005	2004
Restructuring charges, net	$2,325	$8,244	$—
Offering costs	778	5,459	—
Total	$3,103	$13,703	$—

2006 Restructuring

During the fourth quarter of 2006, we executed a restructuring initiative principally affecting our Engineering segment. This initiative was undertaken to facilitate continued growth through the focus on a narrower group of products and services, exit non-core legacy applications and improve our operational effectiveness. During the course of the restructuring, we reduced our aggregate workforce by approximately 40 employees.

The restructuring charge was incurred in its entirety during the fourth quarter of 2006. Approximately $1.9 million of the charge related to our Engineering segment, $0.4 million pertained to our Energy segment,

IHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and $0.1 million related to unallocated corporate costs. The restructuring charge was comprised entirely of employee severance and other termination benefits costs.

A reconciliation of the related accrued restructuring liability as of November 30, 2006 was as follows:

Employee Severance and Other Termination Benefits
(In thousands)
Beginning balance	$—
Add: Restructuring costs incurred	2,459
Less: Amount paid during the year ended November 30, 2006	(413)
Ending balance	$2,046

2005 Restructuring

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

A reconciliation of the related accrued restructuring liability—which, exclusive of the charge related to the restricted shares, was paid primarily during fiscal 2005—as of November 30, 2005 was as follows:

	Employee Severance and Other Termination Benefits	Accelerated Vesting of Restricted Shares	Contract Termination Costs	Total
	(In thousands)
Balance at November 30, 2004	$—	$—	$—	$—
Add: Restructuring costs incurred	5,947	2,130	167	8,244
Less: Amounts reclassified	(387)	—	—	(387)
Less: Amounts paid	(5,161)	(2,130)	(167)	(7,458)
Balance at November 30, 2005	399	—	—	399
Add: Restructuring costs incurred	—	—	—	—
Less: Amount reversed	(133)	—	—	(133)
Less: Amount paid	(235)	—	—	(235)
Balance at November 30, 2006	$31	$—	$—	$31

IHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.                 Discontinued Operations

During the third quarter of 2005, a business in our Energy segment was classified as being held for sale. The business held for sale was a manufacturing operation, which was not a part of our core operations. We continually evaluate opportunities to align our business activities within core operations.

During the first quarter of 2006, we revised our estimate and wrote down the value of the assets of the discontinued operation $1.0 million based on what we had experienced to date in the sales process. During the third quarter of 2006, we sold the business to an unrelated third party for approximately $0.3 million and recognized a loss of less than $0.1 million on the sale of the business. The loss on sale of discontinued operations is included in the loss on discontinued operations, net line item on our consolidated statement of operations.

For all of the periods presented, the related results of operations are shown as a discontinued operation, net of tax, in our consolidated statements of operations and cash flows.

The carrying amounts of the major classes of related assets and liabilities were as follows:

	November 30,
	2006	2005
	(In thousands)
Assets
Accounts receivable, net	$—	$85
Inventories	—	774
Property and equipment, net	—	104
Intangible assets	—	665
Deferred tax asset	—	304
Liabilities
Accounts payable	$—	$141
Accrued expenses	—	209

Operating results of the discontinued operations for the years ended November 30, 2006, 2005 and 2004 were as follows:

	Years Ended November 30,
	2006	2005	2004
	(In thousands)
Revenue	$399	$342	$582
Loss from discontinued operations	$(2,766)	$(3,490)	$(3,218)
Tax benefit	846	1,240	1,249
Loss from discontinued operations, net	$(1,920)	$(2,250)	$(1,969)

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

IHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the estimated fair value of the fulfillment obligation that we assumed relative to the subscription products whose ownership reverted back to us at the time of the dissolution.

7.                 Impairment of Assets

No impairment charges were recorded in 2006 or 2005 on assets used in continuing operations. A $2.0 million impairment charge was recorded in 2004 relating to decision support tools within our Energy segment. This impairment charge occurred as a result of a decision by management to discontinue development efforts on the product.

8.                 Marketable Securities

At November 30, 2006, we owned the following short-term investments which were classified as available-for-sale securities and reported at fair value:

	Gross Amortized Cost	Unrealized Holding Loss	Estimated Fair Value
	(In thousands)
Municipal securities	$2,054	$—	$2,054
Other	22	—	22
Total	$2,076	$—	$2,076

At November 30, 2005, we owned the following short-term investments which were classified as available-for-sale securities and reported at fair value:

	Gross Amortized Cost	Unrealized Holding Loss	Estimated Fair Value
	(In thousands)
Municipal securities	$27,239	$(46)	$27,193
Other	30	—	30
Total	$27,269	$(46)	$27,223

We use the specific identification method to account for gains and losses on securities. Realized gains on sales of marketable securities included within other income (expense) were immaterial for the years ended November 30, 2006 and 2005.

We review all marketable securities to determine if any decline in value is other than temporary. We concluded that the decline in value as of November 30, 2005 was temporary.

9.                 Accounts Receivable

Our accounts receivable balance consists of the following as of November 30:

	2006	2005
	(In thousands)
Accounts receivable	$155,851	$141,797
Less—accounts receivable allowance	(4,551)	(4,847)
Accounts receivable, net	$151,300	$136,950

IHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The activity in our accounts receivable allowance consists of the following as of November 30:

	2006	2005	2004
	(In thousands)
Balance at beginning of year	$4,847	$5,204	$4,154
Provision for bad debts	1,188	1,149	409
Recoveries and other additions	297	9	1,654
Write-offs and other deductions	(1,781)	(1,515)	(1,013)
Balance at end of year	$4,551	$4,847	$5,204

10.          Property and Equipment

Property and equipment consists of the following at November 30:

	2006	2005
	(In thousands)
Land, buildings and improvements	$57,351	$48,934
Machinery and equipment	56,374	51,050
	113,725	99,984
Less: accumulated depreciation	(60,629)	(53,404)
	$53,096	$46,580

Depreciation expense was approximately $6.9 million, $7.2 million and $8.0 million in 2006, 2005, and 2004, respectively.

11.          Goodwill and Intangible Assets

The following table presents details of our intangible assets, other than goodwill, as of November 30, 2006:

	Useful Life	Gross	Accumulated Amortization	Net
	(Years)	(In thousands)
Intangible assets subject to amortization:
Information databases	5-15	$24,600	$(5,535)	$19,065
Customer relationships	2-5	28,664	(1,904)	26,760
Non-compete agreements	5	3,844	(809)	3,035
Developed computer software	5	6,824	(1,244)	5,580
Other	3-11	2,042	(1,499)	543
Total		65,974	(10,991)	54,983
Intangible assets not subject to amortization:
Trademarks		9,509	—	9,509
Perpetual licenses		1,470	—	1,470
Total intangible assets		$76,953	$(10,991)	$65,962

IHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents details of our intangible assets, other than goodwill, as of November 30, 2005:

	Useful Life	Gross	Accumulated Amortization	Net
	(Years)	(In thousands)
Intangible assets subject to amortization:
Information databases	5-15	$11,855	$(2,433)	$9,422
Customer relationships	2-5	7,574	(2,097)	5,477
Non-compete agreements	5	3,492	(936)	2,556
Developed computer software	5	2,654	(1,577)	1,077
Other	3-5	1,535	(607)	928
Total		27,110	(7,650)	19,460
Intangible assets not subject to amortization:
Trademarks		7,996	—	7,996
Total intangible assets		$35,106	$(7,650)	$27,456

The estimated future amortization expense of intangible assets is as follows:

Year	Amount
(In thousands)
2007	$9,319
2008	9,082
2009	7,583
2010	5,298
2011	3,499

Amortization expense of intangible assets was $8.7 million, $4.4 million and $1.7 million and for the years ended November 30, 2006, 2005 and 2004, respectively.

Changes in our goodwill from November 30, 2005 to November 30, 2006 and from November 30, 2004 to November 30, 2005 were the result of acquisitions (see Note 3) and foreign currency exchange-rate fluctuations.

12.          Debt

We are a party to a $125 million unsecured revolving credit agreement (the Revolver), which has a feature allowing us to increase the facility to a maximum of $250 million. The agreement expires in January 2010.

The interest rates for borrowing under the Revolver are based upon our Leverage Ratio, which is the ratio of Consolidated Funded Indebtedness to rolling four-quarter Consolidated Earnings Before Interest Expense, Taxes, Depreciation and Amortization (EBITDA), as defined in the Revolver. The rate ranges from the applicable LIBOR plus 75 basis points to 160 basis points or the agent bank’s base rate. The facility fee is payable periodically and is 15 or 25 basis points based upon our Leverage Ratio. The Revolver contains certain financial and other covenants, including limitations on capital lease obligations, maximum Leverage Ratio, and maintenance of a Fixed Charge Coverage Ratio, as defined in the Revolver.

IHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of November 30, 2006, we were in compliance with all of the covenants in the agreement and had no outstanding borrowings. However, we had outstanding letters of credit totaling approximately $1.6 million as of November 30, 2006.

13.          Indemnifications

In the normal course of business, we are party to a variety of agreements under which we may be obligated to indemnify the other party for certain matters. These obligations typically arise in contracts where we customarily agree to hold the other party harmless against losses arising from a breach of representations or covenants for certain matters such as title to assets and intellectual property rights associated with the sale of products. We also have indemnification obligations to our officers and directors. The duration of these indemnifications varies, and in certain cases, is indefinite. In each of these circumstances, payment by us depends upon the other party making an adverse claim according to the procedures outlined in the particular agreement, which procedures generally allow us to challenge the other party’s claims. In certain instances, we may have recourse against third parties for payments that we make.

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

14.          Taxes on Income

The amounts of income from continuing operations before income taxes and minority interests by U.S. and foreign jurisdictions follow for the years ended November 30:

	2006	2005	2004
	(In thousands)
U.S.	$10,948	$2,292	$32,073
Foreign	74,364	62,277	48,129
	$85,312	$64,569	$80,202

IHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The provision for income tax expense (benefit) from continuing operations, for the years ended November 30 was as follows:

	2006	2005	2004
	(In thousands)
Current:
U.S.	$8,666	$1,670	$3,720
Foreign	23,961	13,565	14,046
State	1,818	475	95
Total current	34,445	15,710	17,861
Deferred:
U.S.	(9,602)	3,427	(2,074)
Foreign	1,479	876	522
State	557	363	335
Total deferred	(7,566)	4,666	(1,217)
Provision for income taxes	$26,879	$20,376	$16,644

The provision for income taxes from continuing operations recorded within the consolidated statements of operations differs from the provision determined by applying the U.S. statutory tax rate to pretax earnings as a result of the following for the years ended November 30:

	2006	2005	2004
	(In thousands)
Statutory U.S. federal income tax	$29,858	$22,599	$28,071
State income tax, net of federal benefit	1,245	672	397
Foreign rate differential	(4,167)	(7,228)	(3,230)
U.S. tax on dividends from foreign affiliates, net of foreign tax credits (FTCs)	3,348	3,882	5,940
Valuation allowance	1,211	(574)	(6,712)
Tax-exempt interest	(1,011)	—	—
Benefit of dividends-received deduction	—	—	(6,518)
Change in reserves	(917)	1,371	—
Other	(2,688)	(346)	(1,304)
Income tax expense	$26,879	$20,376	$16,644
Effective tax rate expressed as a percentage of pretax earnings	31.5%	31.6%	20.8%

Undistributed earnings of our foreign subsidiaries were approximately $35 million at November 30, 2006. Those earnings are considered to be indefinitely reinvested; accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with its hypothetical calculation. Withholding taxes of approximately $3.0 million would be payable upon remittance of all previously unremitted earnings at November 30, 2006.

IHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The significant components of deferred tax assets and liabilities at November 30 were:

	2006	2005
	(In thousands)
Deferred tax assets:
Accruals and reserves	$6,559	$10,696
Deferred revenue	768	526
Depreciation	884	792
Tax credits	35,719	18,805
Deferred loss on stock investment	2,847	2,847
Unrealized foreign exchange and other unrealized losses	—	633
Net operating losses	3,979	3,170
Other	212	123
Gross deferred tax assets	50,968	37,592
Valuation allowance	(8,051)	(5,743)
Realizable deferred tax assets	42,917	31,849
Deferred tax liabilities:
Pension and post-retirement benefits	(21,858)	(22,116)
Intangibles	(16,089)	(13,426)
Gross deferred tax liabilities	(37,947)	(35,542)
Net deferred tax asset (liability)	$4,970	$(3,693)

As of November 30, 2006, we had net operating loss carryforwards totaling approximately $11.5 million, comprised of $1.2 million of U.S. loss carryforwards and $10.3 million of foreign loss carryforwards for tax purposes, which will be available to offset future taxable income. If not used, the U.S. tax carryforwards will expire in 2024; the foreign tax loss carryforwards generally may be carried forward indefinitely. We believe the realization of substantially the entire deferred tax asset related to foreign net operating losses is not more likely than not to occur, and, accordingly, have placed a valuation allowance on this asset.

As of November 30, 2006, we had foreign tax credit (FTC) carryforwards of approximately $29.4 million, research and development (R&D) credit carryforwards of approximately $3.2 million, and Alternative Minimum Tax (AMT) credit carryforwards of approximately $3.1 million, which will be available to offset future U.S. tax liabilities. If not used, the FTC carryforwards will expire between 2011 and 2016, and the R&D credit carryforwards will expire between 2007 and 2026. The AMT credit carryforwards may be carried forward indefinitely. We believe that it is more likely than not that we will realize our AMT tax credit assets. We believe that a portion of the FTC will expire unused. As a result, in 2006 we have placed a valuation allowance of $1.2 million against this deferred tax asset. We believe that a portion of the R&D tax credits will expire unused. In 2005, we placed a valuation allowance of $0.5 million against this deferred tax asset.

The valuation allowance for deferred tax assets increased by $2.3 million in 2006. The increase in this allowance was primarily due to the increase in the allowance on FTC carryforwards and an increase on the allowance of foreign subsidiary deferred tax assets.

IHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We have provided what we believe to be an appropriate amount of tax for items that involve interpretation of the tax law. However, events may occur in the future that will cause us to reevaluate our current reserves and may result in an adjustment to the reserve for taxes.

15.          Other Comprehensive Income (Loss)

	Foreign currency translation adjustments	Minimum pension liability adjustment	Unrealized losses on foreign- currency hedges	Unrealized losses on short-term investments	Accumulated other comprehensive income (loss)
	(In thousands)
Balances, November 30, 2003	$(11,380)	$(3,431)	$—	$—	$(14,811)
Foreign currency translation adjustments	13,268	—	—	—	13,268
Minimum pension liability adjustment	—	(3,062)	—	—	(3,062)
Foreign currency effect on pension	565	(565)	—	—	—
Tax benefit	—	918	—	—	918
Foreign currency effect on tax benefit	(170)	170	—	—	—
Balances, November 30, 2004	2,283	(5,970)	—	—	(3,687)
Foreign currency translation adjustments	(3,694)	—	—	—	(3,694)
Changes in unrealized losses on foreign-currency hedges	—	—	(3,619)	—	(3,619)
Changes in unrealized losses on short-term investments	—	—	—	(46)	(46)
Minimum pension liability adjustment	—	(208)	—	—	(208)
Foreign currency effect on pension	(858)	858	—	—	—
Tax benefit	—	135	615	18	768
Foreign currency effect on tax benefit	258	(258)	—	—	—
Balances, November 30, 2005	$(2,011)	$(5,443)	$(3,004)	$(28)	$(10,486)
Foreign currency translation adjustments	7,442	—	—	—	7,442
Changes in unrealized losses on foreign-currency hedges	—	—	3,931	—	3,931
Changes in unrealized losses on short-term investments	—	—	—	46	46
Minimum pension liability adjustment	—	(4,596)	—	—	(4,596)
Foreign currency effect on pension	951	(951)	—	—	—
Foreign currency effect on foreign-currency hedges	312	—	(312)	—	—
Tax benefit	—	1,444	(668)	(18)	758
Foreign currency effect on tax benefit	(338)	285	53	—	—
Balances, November 30, 2006	$6,356	$(9,261)	$—	$—	$(2,905)

IHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.          Stock-Based Compensation

As of November 30, 2006, we had one share based compensation plan: the Amended and Restated IHS Inc. 2004 Long-Term Incentive Plan, which is described further below. Prior to the creation of this plan, our wholly owned subsidiary, IHS Group Inc., had issued stock options under its 1998 and 2002 non-qualified stock option plans. As discussed further below, IHS Group Inc. offered to exchange all outstanding stock options under its 1998 and 2002 plans (the Offer). All individuals who received the Offer accepted it, and related costs were accrued as of November 30, 2004.

Stock-based compensation expense for the three years ended November 30 was as follows:

	2006	2005	2004
	(In thousands)
Cost of revenue	$2,882	$551	$4,437
Selling, general and administrative expenses	18,820	4,721	17,065
Discontinued operations	254	—	303
Total stock-based compensation expense	$21,956	$5,272	$21,805

Total income tax benefit recognized in the income statement for share-based compensation arrangements for the three years ended November 30 was as follows:

	2006	2005	2004
	(In thousands)
Income tax benefit	$8,124	$1,957	$8,057

No compensation cost was capitalized during the years ended November 30, 2006, 2005 and 2004.

Amended and Restated 2004 Long-Term Incentive Plan

The Amended and Restated 2004 Long-Term Incentive Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares, cash-based awards, other stock based awards and covered employee annual incentive awards. The 2004 Directors Stock Plan, a sub-plan under our Amended and Restated 2004 Long-Term Incentive Plan, provides for the grant of restricted stock and restricted stock units to non-employee directors as defined in that plan. We believe that such awards better align the interests of our employees and non-employee directors with those of our shareholders. We have authorized a maximum of 7 million shares, minus the number of shares relating to any award granted and outstanding as of, or subsequent to, the effective date under any other of our equity compensation plans, unless shares used to satisfy such award are shares repurchased from the open market.

Total compensation expense related to nonvested awards, both share awards and stock options, not yet recognized was $25.9 million as of November 30, 2006, with a weighted-average recognition period of approximately two years.

Nonvested Stock.   Share awards vest from six months to five years. Share awards are generally subject to graded vesting but we do have a limited number of share awards subject to cliff vesting. The fair value of nonvested stock is based on the fair value of our common stock on the date of grant. We amortize the value of share awards to expense over the vesting period on a straight-line basis. For awards with performance conditions, an evaluation is made each quarter as to the likelihood of the performance

IHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

criteria being met. Compensation expense is then adjusted to reflect the number of shares expected to vest and the cumulative vesting period met to date.

A summary of the status of our nonvested shares as of November 30, 2006, and changes during the year ended November 30, 2006 was as follows:

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands)
Balances, November 30, 2005	3,861	$10.89
Granted	818	$28.19
Vested	(2,550)	$9.76
Forfeited	(408)	$18.58
Balances, November 30, 2006	1,721	$18.57

The total fair value of nonvested stock that vested during the year ended November 30, 2006 was $67.1 million based on the weighted-average fair value on the vesting date and $24.9 million based on the weighted-average fair value on the date of grant.

Stock Options.   Option awards are generally granted with an exercise price equal to the fair market value of our stock at the date of grant. Options outstanding as of November 30, 2006 cliff vest after 4 years of continuous service and have 8-year contractual terms. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the plan).

The fair value of each option award is estimated on the date of grant using the Black-Scholes pricing model that uses the assumptions noted in the following table:

Year Ended November 30, 2006
Dividend yield	0.0%
Expected volatility	27.8%
Risk-free interest rate	5.0%
Expected term (in years)	6.0
Weighted average fair value of stock options granted	$11.77

Our dividend yield is 0.0% since we have no history of paying dividends and currently have no plan to do so. Our expected volatility is determined annually using a basket of peer company historical volatility rates until such time our stock history is equal to our contractual terms. Our risk-free interest rate is the treasury-bill rate for the period equal to the expected term based on the Treasury note strip principal rates as reported in well-known and widely used financial sources. Our expected term is the average of the contractual term of the option and the vesting period (i.e., the “shortcut method”).

IHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes changes in outstanding stock options during the year ended November 30, 2006, as well as options that are vested and expected to vest and stock options exercisable at November 30, 2006:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at November 30, 2005	—	—
Granted	99	$30.80
Exercised	—	—
Forfeited	—	—
Outstanding at November 30, 2006	99	$30.80	5.9	$619
Vested and expected to vest at November 30, 2006	99	$30.80	5.9	$619
Exercisable at November 30, 2006	—	—	—	$—

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of our common stock on November 30, 2006, which was $37.05, and the exercise price, multiplied by the number of in-the-money stock options as of the same date. This represents the amount that would have been received by the stock option holders if they had all exercised their stock options on November 30, 2006. In future periods, this amount will change depending on fluctuations in our stock price. The total intrinsic value of stock options exercised during the year ended November 30, 2006 was $0.

IHS Group Inc. 1998 and 2002 Non-Qualified Stock Option Plans

Through IHS Group Inc., a wholly-owned subsidiary of IHS Inc., we maintained a stock option plan (the “Old Plan”) that provided for granting of non-qualified stock options to certain employees for the purchase of shares of common stock. On November 22, 2004, IHS Group Inc. offered to exchange all outstanding stock options under its 1998 and 2002 non-qualified stock option plans. All individuals who received the Offer accepted it.

During 2004, IHS Group Inc. authorized an additional 1.2 million shares, bringing the total shares reserved for issuance pursuant to the Old Plan to 8.7 million. Options were granted with an exercise price not less than equal to the estimated fair market value of IHS Group Inc. shares at the date of grant. Options granted under the Old Plan generally vested 100% after the third anniversary of the grant date, and the maximum life of options granted was seven years. In December 2002, IHS Group Inc. adopted certain revisions to the Plan which provided, among other things, IHS Group Inc. with the right or obligation to acquire shares of common stock pursuant to the issuance of such stock options at the estimated fair market value at the date of acquisition.

IHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes IHS Group Inc.’s stock option activity for the two years ended November 30, 2005:

	Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price
Balance at November 30, 2003:
(3,065,900 exercisable)	952,350	6,547,650	$8.06
Options authorized	1,200,000	—
Options granted at fair market value	(1,877,500)	1,877,500	9.00
Options granted in excess of fair market value	(250,000)	250,000	12.00
Options exercised	—	(475,200)	5.38
Shares repurchased	67,000	—
Options forfeited	889,250	(889,250)	7.93
Balance at November 30, 2004:
(3,198,700 exercisable)	981,100	7,310,700	7.91
Options exchanged as part of the Offer (see below)	(981,100)	(7,310,700)	7.91
Balance at November 30, 2005:
(none exercisable)	—	—	$—

The March 2004 stock options of IHS Group Inc. were issued with an exercise price of $9.00 per share. This estimated price per share was determined by the Valuation Committee of the Board. The Committee utilized a discounted net cash flow analysis prepared by the Company’s Chief Financial Officer to set this value. This analysis supported an estimated fair market value of IHS Group Inc. of $8.75 - $9.25 per share on a fully diluted basis. As a means of validating the discounted net cash flow analysis, the Committee reviewed an internally prepared comparable company valuation analysis, which provided the Committee with market confirmation that the values derived from the discounted net cash flow analysis were reasonable. This comparable company analysis yielded a range of values from $8.75 - $9.65 per share. In light of the comparability of the results of the above procedures, the Committee determined the fair value of the IHS Group Inc. shares to be in the range of $8.75 - $9.25 per share on a fully diluted basis, consistent with the discounted cash flow analysis referenced above. In order to select a specific per share amount, the Committee opted to set the fair market value of the IHS Group Inc. common stock at the mid-point of the range, or $9.00 per share.

Certain of IHS Group Inc.’s stock options were originally granted to our former Chief Executive Officer with a feature that guaranteed that the option would have a minimum value of $3.00 per option. This feature required IHS Group Inc. to record compensation expense at an amount equal to the difference between the fair value of IHS Group Inc.’s stock and the exercise price, subject to the $3.00 minimum value, over the three-year vesting period. IHS Group Inc. issued 1,000,000 options with this guarantee during 2001 and 250,000 options in 2002. IHS Group Inc. was required to issue an additional 250,000 options with this guarantee over each of the next two years. During 2002, these options were cancelled, in exchange for a deferred cash award equal to the minimum value, and a commitment to issue a similar number of new options during 2003 and 2004. IHS Group Inc. recorded in selling, general and administrative expenses approximately $0.8 million of compensation expense associated with this deferred cash award for 2004.

IHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We settled all of these options at $9.42 after November 30, 2004 (see below).

Options granted to employees were recorded in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Therefore, since the exercise price of the employee stock options equaled the fair value of the underlying stock on the date of grant, no compensation expense was recognized.

Additional information regarding equity-based grants for the year ended November 30, 2004 follows:

Grant Type	Grant Date	Number of Options/Shares		Exercise Price	Fair Value		Intrinsic Value
Subsidiary options	March 2004	1,589,500	(a)	$9.00	$9.00	(b)	$—
Subsidiary options	March 2004	250,000		$12.00	$9.00	(b)	$—
Subsidiary options	September 2004	75,000		$9.42	$9.42	(b)	$—

(a)           Net of same-year forfeitures of 106,500 shares.

(b)          Fair value was determined contemporaneously by the Company’s valuation committee, a subcommittee of the board of directors.

Comparable Disclosures

The following table illustrates the effect on our net income and earnings per share for the years ended November 30, 2005 and 2004 as if we had applied the fair value recognition provisions of SFAS No. 123(R) to share-based compensation using the Black-Scholes valuation model. The fair value of each option grant was estimated on the date of grant with the following weighted-average assumptions: risk-free interest rate of 3.0% in 2004, respectively, expected life of five years, and expected dividends of 0%.

IHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted-average fair value of options granted during 2004 at fair market value was $1.27 per option. The options granted in excess of fair market value during 2004 had no value. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Our pro forma net income if IHS Group Inc. had used the fair value accounting provisions of SFAS No. 123(R) are shown below, for the years ended November 30:

	2005	2004
	(In thousands except for per-share amounts)
Net income (loss) as reported	$41,797	$61,314
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects (for cash settlement of awards under APB 25 in 2004 only)	3,608	6,237
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(3,608)	(1,009)
Deduct: Total stock-based employee compensation expense determined under fair-value-based method on cash settlement, net of related tax effects	—	(1,471)
Pro forma	$41,797	$65,071
Earnings per share (Class A common stock and Class B common stock):
Basic, as reported	$0.76	$1.11
Basic, pro forma	$0.76	$1.18
Diluted, as reported	$0.75	$1.11
Diluted, pro forma	$0.75	$1.18

IHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Offer to Exchange Options and Shares

Offer.   On November 22, 2004, IHS Group Inc. offered to exchange all outstanding stock options to purchase shares of its Class A non-voting common stock that were granted to senior executives, directors and certain employees (other than senior executives) under IHS Group Inc.’s 1998 and 2002 non-qualified stock option plans and IHS Group Inc. shares previously acquired upon the exercise of such options. See above for further information concerning IHS Group Inc.’s 1998 and 2002 non-qualified stock options plans. The senior executives, employees and directors who accepted the Offer received:

•       cash in the amount equal to the excess of the estimated fair value at the date of Offer, or $9.42, over the per share exercise price option for every IHS Group Inc. share underlying his or her outstanding option, vested or unvested, with an exercise price lower than $9.42 per share; the $9.42 estimated fair value per share was determined by the Valuation Committee of the Board. The Committee utilized a discounted cash flow analysis prepared by the Company’s Chief Financial Officer to establish the fair value per share, and validated the results of this analysis with an internally prepared comparable company analysis. The discounted cash flow analysis provided an estimated range of values from $9.13 - $9.77 per share, while the comparable company analysis supported a range of values from $9.25 to $9.80 per share. Based on the comparability of these value ranges, the Committee opted to set the price in the middle of the range, at $9.42 per share.

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

IHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Vesting of our shares.   Senior executives’ restricted shares vest in accordance with the following schedule:

•       one-third of the total number of restricted shares he or she received vested on the 211th day following our initial public offering;

•       one-third of the total number of restricted shares he or she received vested on November 16, 2006, the first anniversary of our initial public offering; and

•       the remaining number of restricted shares he or she received will vest October 1, 2007.

Deferred stock units and shares.   Participants received their deferred stock units and, if applicable, cash, as soon as reasonably practicable after the expiration of the Offer. The shares underlying those deferred stock units were delivered to the participants on December 15, 2005.

Former Chief Executive Officer’s deferred stock units.   Pursuant to the amendment to his termination agreement, our former Chief Executive Officer tendered options to IHS Group Inc. previously issued for $1,040,000 in cash and 583,333 deferred stock units, each representing the right to receive one share of our Class A common stock. The shares underlying the deferred stock units were delivered to our former Chief Executive Officer on June 1, 2006.

Accounting treatment.   On November 22, 2004, the Offer was extended to senior executives, directors, and certain employees other than senior executives. Although the corresponding awards were not granted until December 23, 2004, management believed at November 30, 2004, that the likelihood that the Offer would be accepted by all who received it was probable and the related cost could be reasonably estimated. Consequently, we accrued $21.8 million as of November 30, 2004. Of the $21.8 million charge, $4.4 million relates to cost of revenue and $17.4 million relates to selling, general and administrative expenses. The accrual of the Offer at November 30, 2004, includes (a) $9.9 million of cash to be paid to settle options under IHS Group Inc.’s 1998 and 2002 non-qualified stock option plans and IHS shares previously acquired upon the exercise of such options and (b) $11.9 million of the deferred stock units and shares. The cost associated with the restricted shares granted to senior executives will be recorded over the vesting period.

17.                               Employee Retirement Benefits

We sponsor a non-contributory, defined-benefit retirement plan for all of our U.S. employees with at least one year of service. We also have a defined-benefit pension plan that covers certain employees of a subsidiary of our Engineering segment based in the United Kingdom (U.K.). Benefits for both plans are generally based on years of service and average base compensation. Plan funding strategies are influenced by employee benefit laws and tax laws. Our U.K. plan includes a provision for employee contributions and inflation-based benefit increases for retirees.

Both U.S. and U.K. plan assets consist primarily of equity securities with smaller holdings of bonds and alternative assets. Equity assets are diversified between international and domestic investments, with additional diversification in the domestic category through allocations to large-cap, mid-cap, and growth and value investments.

The U.S. plan’s established investment policy seeks to balance the need to maintain a viable and productive capital base and yet achieve investment results superior to the actuarial rate consistent with our funds’ investment objectives. The U.K. plan’s established investment policy is to match the liabilities for

IHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

active and deferred members with equity investments and match the liabilities for pensioner members with fixed-income investments. The U.K. plan’s current asset allocation consists of approximately 60% investment in equities and 40% investment in fixed income and other securities. Asset allocations are subject to ongoing analysis and possible modification as basic capital market conditions change over time (interest rates, inflation, etc.).

The following compares target asset allocation percentages as of the beginning of 2006 with actual asset allocations at the end of the 2006:

	U.S. Plan Assets			U.K. Plan Assets
	Target Allocations	Actual Allocations		Target Allocations	Actual Allocations
Equities	30-85%	70%		0-50%	59%
Fixed Income	10-50	11		50	31
Real Estate	0-15	4		0-50	—
Other	0-40	15	(a)	—	10

(a)           11% comprised of alternatives and 4% comprised of cash.

Investment return assumptions for both plans have been determined by obtaining independent estimates of expected long-term rates of return by asset class and applying the returns to assets on a weighted-average basis.

We do not expect any required contributions to the U.S. plan during 2007. However, we expect to contribute approximately $2 million to the U.K. plan during 2007.

The following table provides the expected benefit payments from our trustees for our pension plans:

	U.S. Plan	U.K. Plan	Total
	(In thousands)
2007	$14,125	$770	$14,895
2008	12,693	794	13,487
2009	12,769	818	13,587
2010	13,409	843	14,252
2011	15,173	868	16,041
2012-2016	83,525	4,741	88,266

IHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We recognized approximately $3.3 million, $6.5 million and $10.5 million of net periodic pension benefit income in 2006, 2005, and 2004, respectively. The net periodic pension benefit income was based upon actuarial estimates. Net periodic pension benefit income in 2004 includes the results from the multi-employer plan from which IHS’s U.S. retirement plan was spun off effective November 30, 2004. The following table provides the components of the net periodic pension benefit income for the years ended November 30:

	2006			2005			2004
	U.S. Plan	U.K. Plan	Total	U.S. Plan	U.K. Plan	Total	U.S. Plan	U.K. Plan	Total
Service costs incurred	$4,752	$928	$5,680	$2,768	$752	$3,520	$4,052	$700	$4,752
Interest costs on projected benefit obligation	10,664	1,548	12,212	10,927	1,483	12,410	14,580	1,390	15,970
Expected return on plan assets	(20,253)	(1,475)	(21,728)	(21,329)	(1,316)	(22,645)	(29,537)	(1,503)	(31,040)
Amortization of prior service cost (benefit)	(380)	—	(380)	87	—	87	192	—	192
Amortization of actuarial loss	923	589	1,512	—	727	727	—	440	440
Amortization of transitional asset	(568)	—	(568)	(568)	—	(568)	(772)	—	(772)
Net periodic pension benefit (income) expense	$(4,862)	$1,590	$(3,272)	$(8,115)	$1,646	$(6,469)	$(11,485)	$1,027	$(10,458)

IHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in the projected benefit obligation and fair value of plan assets were as follows, for the years ended November 30:

	2006			2005
	U.S. Plan	U.K. Plan	Total	U.S. Plan	U.K. Plan	Total
	(In thousands)
Actuarial present value of accumulated benefit obligation	$186,717	$39,126	$225,843	$183,381	$28,092	$211,473
Change in projected benefit obligation
Net benefit obligation at beginning of year	$195,988	$29,080	$225,068	$187,916	$28,898	$216,814
Service costs incurred	4,752	928	5,680	2,768	752	3,520
Employee contributions	—	299	299	—	247	247
Interest costs on projected benefit obligation	10,664	1,548	12,212	10,927	1,483	12,410
Actuarial loss	1,657	5,879	7,536	6,491	1,470	7,961
Gross benefits paid	(11,072)	(749)	(11,821)	(12,366)	(709)	(13,075)
Plan amendment(1)	(5,727)	—	(5,727)	252	—	252
Foreign currency exchange rate change	—	4,149	4,149	—	(3,061)	(3,061)
Net benefit obligation at end of year	$196,262	$41,134	$237,396	$195,988	$29,080	$225,068
Change in plan assets
Fair value of plan assets at beginning of year	$249,940	$21,266	$271,206	$238,426	$20,224	$258,650
Actual return on plan assets	29,289	2,162	31,451	24,722	2,755	27,477
Employer contributions (distributions)	(891)	941	50	(842)	785	(57)
Employee contributions	—	299	299	—	247	247
Gross benefits paid	(11,072)	(749)	(11,821)	(12,366)	(709)	(13,075)
Foreign currency exchange rate change	—	2,901	2,901	—	(2,036)	(2,036)
Fair value of plan assets at end of year	$267,266	$26,820	$294,086	$249,940	$21,266	$271,206

The funded status is as follows for the years ended November 30:

	2006			2005
	U.S. Plan	U.K. Plan	Total	U.S. Plan	U.K. Plan	Total
	(In thousands)
Reconciliation of funded status
Over/(under)funded status	$71,004	$(14,314)	$56,690	$53,952	$(7,814)	$46,138
Unrecognized net transition asset	(1,363)	—	(1,363)	(1,931)	—	(1,931)
Unrecognized prior service cost (benefit)(1)	(4,786)	—	(4,786)	562	—	562
Unrecognized net loss	27,633	13,717	41,350	35,933	7,965	43,898
Prepaid asset recognized in balance sheets	$92,488	$(597)	$91,891	$88,516	$151	$88,667

(1)          We amended our plan in 2006. Previously, only our Engineering segment employees were entitled to participate in the plan. In May 2006, all U.S.-based employees became eligible to participate in the plan, nearly doubling active participants in the plan and increasing service cost. At the same time, the future benefit earned under the plan was changed, resulting in a simplified calculation, and a reduced future benefit compared to the prior calculation for all but grandfathered employees. This change created a negative prior service cost which will be amortized into income over a period of time.

IHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amounts recognized in the balance sheet consist of the following as of November 30:

	2006			2005
	U.S. Plan	U.K. Plan	Total	U.S. Plan	U.K. Plan	Total
	(In thousands)
Prepaid asset	$92,488	$(597)	$91,891	$88,516	$151	$88,667
Accumulated other comprehensive loss	—	(11,712)	(11,712)	—	(6,975)	(6,975)
Net amount recognized at year end	$92,488	$(12,309)	$80,179	$88,516	$(6,824)	$81,692

Pension income is actuarially calculated annually based on data available at the beginning of each year. Assumptions used in the actuarial calculation include the discount rate selected and disclosed at the end of the previous year as well as other assumptions detailed in the table below, for the years ended November 30:

	U.S. Plan		U.K. Plan
	2006	2005	2006	2005
Weighted-average assumptions as of year-end
Discount rate	5.75%	5.75%	5.00%	5.00%
Average salary increase rate	4.50	4.50	4.70	4.20
Expected long-term rate of return on assets	8.25	8.25	6.50	6.50

Employees of certain subsidiaries of both the Energy and Engineering segments may participate in defined contribution plans. Benefit expense relating to these plans was approximately $3.0 million, and $2.7 million, and $2.4 million for 2006, 2005 and 2004, respectively.

We have a Supplemental Income Plan (SIP), which is a non-qualified pension plan, for certain company executives. Benefit expense recognized under this plan was approximately $1.7 million, $0.7 million, and $0.7 million for 2006, 2005 and 2004, respectively. Additionally, as of November 30, 2006, the related accrued liability was $5.0 million, the related unrecognized net loss was $2.1 million, and the related accumulated other comprehensive loss was $1.7 million. Benefit expense in 2005 excludes $0.4 million of SIP expense which was recorded as a restructuring charge. The related obligation is included in the SIP accrued liability. As of November 30, 2005, the related accrued liability was $3.5 million, the related unrecognized net loss was $1.7 million, and the related accumulated other comprehensive loss was $0.9 million.

18.          Post-retirement Benefits

We sponsor a contributory post-retirement medical plan. We account for the plan pursuant to SFAS No. 106, Employers’ Accounting for Post-retirement Benefits Other Than Pensions. The plan grants access to group rates for retiree-medical coverage for all U.S. employees who leave IHS after age 55 with at least 10 years of service. Additionally, IHS subsidizes the cost of coverage for retiree-medical coverage for certain grandfathered employees. The IHS subsidy is capped at different rates per month depending on individual retirees’ Medicare eligibility.

The obligation under our plan was determined by the application of the terms of medical and life insurance plans together with relevant actuarial assumptions and health-care-cost-trend rates ranging ratably from 9.75% in 2007 to 5.00% in 2012. Effective 2006, IHS does not provide prescription drug

IHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

coverage for Medicare-eligible retirees except through a Medicare Advantage fully insured option; therefore our liability does not reflect any impact of the Medicare Modernization Act Part D subsidy. The discount rate used in determining the accumulated post-retirement benefit obligation was 5.75%, 5.75%, and 6.0% at November 30, 2006, 2005, and 2004, respectively.

Our net periodic post-retirement benefit (income) expense and changes in the related projected benefit obligation were as follows:

	2006	2005	2004
	(In thousands)
Service costs incurred	$294	$888	$1,481
Interest costs	728	1,353	2,641
Amortization of prior service cost(1)	(2,655)	—	—
Amortization of net actuarial loss	484	137	545
Net periodic post-retirement benefit (income) expense	$(1,149)	$2,378	$4,667

	2006	2005
	(In thousands)
Post-retirement benefit obligation at beginning of year	$26,145	$24,852
Service costs	294	888
Interest costs	728	1,353
Actuarial loss	418	(106)
Benefits paid(2)	(890)	(842)
Plan amendment(1)	(15,932)	—
Post-retirement benefit obligation at end of year	$10,763	$26,145

	2006	2005
	(In thousands)
Under-funded status	$(10,763)	$(26,145)
Unrecognized prior service costs(1)	(13,242)	—
Unrecognized net actuarial loss	5,805	5,867
Accrued post-retirement benefit liability at end of year	$(18,200)	$(20,278)

(1)          We amended our plan in 2006. The plan was amended to limit benefits to be paid for future health-care costs. IHS no longer subsidizes the cost of coverage for retiree-medical coverage. Certain employees were grandfathered with the IHS subsidy capped at different rates per month depending on individual retirees’ Medicare eligibility. This change resulted in a $15.9 million negative plan amendment to be amortized over a period of time resulting in net periodic postretirement benefit income in 2006.

(2)          In accordance with IRS Code Section 420, the cost of coverage provided to the retirees under the retiree-medical plan may be paid through a transfer of excess assets of our U.S. pension plan. We elected to make such qualified transfers in 2006 and 2005.

Employer contributions to the post-retirement benefit plan expected to be paid during the year ending November 30, 2007, are approximately $0.9 million.

IHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides the expected cash flows for our post-retirement benefit plan (in thousands):

2007	$923
2008	906
2009	874
2010	864
2011	845
2012-2016	4,158

A one-percentage-point change in assumed health-care-cost-trend rates would have the following effects:

	One-percentage- point increase	One-percentage- point decrease
	(In thousands)
Increase/(decrease) on total of service and interest cost for the year ended November 30, 2006	$—	$—
Increase/(decrease) on post-retirement benefit obligation as of November 30, 2006	7	(9)

19.          Common Stock and Earnings per Share

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

We use the two-class method for computing basic and diluted EPS amounts. We calculated undistributed earnings as follows:

	Years Ended November 30,
	2006	2005	2004
	(In thousands)
Net income	$56,345	$41,797	$61,314
Less: dividends	—	—	—
Undistributed earnings	$56,345	$41,797	$61,314

IHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Weighted average common shares outstanding are calculated as follows:

	Years Ended November 30,
	2006		2005		2004
	Class A	Class B	Class A	Class B	Class A	Class B
	(In thousands)
Weighted average common shares outstanding:
Shares used in basic per-share calculation	42,811	13,750	41,345	13,750	41,250	13,750
Effect of dilutive securities:
Deferred stock units	52	—	672	—	—	—
Restricted shares	42	—	128	—	—	—
Options	1	—	—	—	—	—
Assumed conversion of Class B shares	13,750	—	13,750	—	13,750	—
Shares used in diluted per-share calculation	56,656	13,750	55,895	13,750	55,000	13,750

Undistributed earnings and calculated basic and diluted EPS amounts are calculated as follows:

	Years Ended November 30,
	2006		2005		2004
	Class A	Class B	Class A	Class B	Class A	Class B
	(In thousands)
Basic
Weighted average shares outstanding	42,811	13,750	41,345	13,750	41,250	13,750
Divided by: Total weighted average shares outstanding (Class A and Class B)	56,561	56,561	55,095	55,095	55,000	55,000
Multiplied by: Undistributed earnings	$56,345	$56,345	$41,797	$41,797	$61,314	$61,314
Subtotal	$42,648	$13,697	$31,366	$10,431	$45,986	$15,328
Divided by: Weighted average shares outstanding	42,811	13,750	41,345	13,750	41,250	13,750
Earnings per share	$1.00	$1.00	$0.76	$0.76	$1.11	$1.11
Diluted
Weighted average shares outstanding	56,656	13,750	55,895	13,750	55,000	13,750
Divided by: Total weighted average shares outstanding (Class A and Class B)	56,656	56,656	55,895	55,895	55,000	55,000
Multiplied by: Undistributed earnings	$56,345	$56,345	$41,797	$41,797	$61,314	$61,314
Subtotal	$56,345	$13,675	$41,797	$10,282	$61,314	$15,328
Divided by: Weighted average shares outstanding	56,656	13,750	55,895	13,750	55,000	13,750
Earnings per share	$0.99	$0.99	$0.75	$0.75	$1.11	$1.11

Share Buyback Program

During 2006, our board of directors approved a program to reduce the dilutive effects of employee equity grants, by allowing employees to surrender shares back to the company for a value equal to their statutory tax liability. IHS then pays the statutory tax on behalf of the employee. Later in 2006, our board of directors approved an additional program—a stock buyback program—whereby IHS will be acquiring

IHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

up to one million shares per year in the open market to more fully offset the dilutive effect of our employee equity programs.

20.          Long-Term Leases, Commitments and Contingencies

Rental charges in 2006, 2005 and 2004 approximated $15.7 million, $14.5 million, and $12.7 million, respectively. Minimum rental commitments under non-cancelable operating leases in effect at November 30, 2006 are as follows (in thousands):

2007	$12,582
2008	11,831
2009	7,719
2010	6,264
2011	3,563
2012 and thereafter	2,596
Total	$44,555

We had outstanding letters of credit in the aggregate amount of approximately $1.6 million and $1.9 million at November 30, 2006 and 2005, respectively.

IHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

From time to time, we are involved in litigation, most of which is incidental to our business. In our opinion, no litigation to which we currently are a party is likely to have a material adverse effect on our results of operations or financial condition.

21.          Supplemental Cash Flow Information

Net cash provided by operating activities reflects cash payments for interest and income taxes as shown below, for the years ended November 30:

	2006	2005	2004
	(In thousands)
Interest paid	$298	$755	$127
Income tax payments, net	$19,384	$12,833	$16,651

In 2004, we distributed a preferred stock investment with a fair value of approximately $4.3 million to an affiliate.

Cash and cash equivalents amounting to approximately $180.0 million and $132.4 million reflected on the consolidated balance sheets at November 30, 2006 and 2005, respectively, are maintained primarily in U.S. Dollars, Canadian Dollars, British Pound Sterling, and Swiss Francs, and were subject to fluctuation in the current exchange rate.

22.          Segment Information

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

Information as to the operations of our two segments is set forth below based on the nature of the offerings. Our Chairman and Chief Executive Officer and his direct reports represent our chief operating decision maker, and they evaluate segment performance based primarily on revenue and operating profit. The accounting policies of our segments are the same as those described in the summary of significant accounting policies (see Note 2).

No single customer accounted for 10% or more of our total revenue for 2006, 2005, or 2004. There are no material inter-segment revenues for any period presented.

IHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As shown below, certain corporate transactions are not allocated to the reportable segments. Amounts not allocated include, but are not limited to, such items as, corporate-level restructuring and offering charges, stock-based compensation expense, net periodic pension and post-retirement benefits income, corporate-level impairments, and gain (loss) on sales of corporate assets.

	Energy	Engineering	Segment Totals	Amounts not Allocated	Consolidated Total
	(In thousands)
2006
Revenue	$294,277	$256,493	$550,770	$—	$550,770
Operating income	67,177	31,112	98,289	(18,104)	80,185
Depreciation and amortization	9,488	6,226	15,714	—	15,714
Assets	378,821	283,270	662,091	282,210	944,301
Goodwill	241,442	109,454	350,896	—	350,896
2005
Revenue	$242,312	$233,805	$476,117	$—	$476,117
Operating income	53,003	17,993	70,996	(9,144)	61,852
Depreciation and amortization	6,909	4,510	11,419	—	11,419
Assets	329,365	235,287	564,652	242,504	807,156
Goodwill	213,941	82,453	296,394	—	296,394
2004
Revenue	$185,792	$208,177	$393,969	$—	$393,969
Operating income	35,225	32,984	68,209	(15,298)	52,911
Depreciation and amortization	5,527	4,115	9,642	—	9,642
Assets	307,366	224,059	531,425	221,219	752,644
Goodwill	220,428	81,452	301,880	—	301,880

The following is a schedule of revenue by major product and service offering:

	2006	2005	2004
	(In thousands)
Critical information	$374,532	$339,815	$308,161
Decision-support tools	83,942	56,015	44,206
Services	92,296	80,287	41,602
Total revenue	$550,770	$476,117	$393,969

The following is a schedule of revenue and long-lived assets by geographic location:

	2006		2005		2004
	Revenue	Long-lived assets	Revenue	Long-lived assets	Revenue	Long-lived assets
	(In thousands)
United States	$290,367	$298,962	$245,187	$217,351	$196,090	$218,653
United Kingdom	83,768	48,127	78,660	34,524	56,404	33,763
Canada	58,089	75,540	47,812	73,612	41,747	73,176
Switzerland	78,127	38,723	64,840	36,040	61,647	42,134
Rest of world	40,419	8,602	39,618	8,903	38,081	10,566
Total	$550,770	$469,954	$476,117	$370,430	$393,969	$378,292

Revenue by geographic area is generally based on the location of our subsidiary that receives credit for the sale (which may not correspond to either the billing address of the customer to which it was shipped or

IHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the foreign currency in which it was billed). Long-lived assets include property and equipment, net; intangible assets, net; and goodwill.

23.          Quarterly Results of Operations (Unaudited)

The following summarizes certain quarterly results of operations:

	Three Months Ended
	February 28	May 31	August 31		November 30
	(In thousands)
2006
Revenue	$129,866	$132,855	$139,923		$148,126
Income from continuing operations	14,744	13,276	16,372		13,873
Net income	13,464	12,934	16,074		13,873
Earnings per share (Class A and Class B):
Basic	$0.24	$0.23	$0.28		$0.24
Diluted	$0.24	$0.23	$0.28		$0.24
2005
Revenue	$116,983	$115,145	$117,957		$126,032
Income from continuing operations	13,576	9,328	4,187	(a)	16,956
Net income	13,133	8,646	3,660	(a)	16,358
Earnings per share (Class A and Class B):
Basic	$0.24	$0.16	$0.07	(a)	$0.30
Diluted	$0.23	$0.15	$0.07	(a)	$0.29

(a)           Includes the impact of the third-quarter restructuring charge of $8.3 million and the write-off of previously capitalized initial public offering costs of $4.1 million.

Item 9.                        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.                Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. The Company’s disclosure controls and procedures have also been designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Evaluation of Internal Control over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company has included a report on management’s assessment of the design and effectiveness of its internal control over financial reporting as part of this Annual Report on Form 10-K for the fiscal year ended November 30, 2006. The Company’s independent registered public accounting firm also audited, and reported on, management’s assessment of the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” in Item 8 of this Annual Report on Form 10-K and are incorporated herein by reference.

Based on their evaluation as of November 30, 2006, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.               Other Information

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

The information required by this item concerning our executive officers, directors, compliance with Section 16 of the Securities and Exchange Act of 1934 and our code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer is incorporated by reference to the information set forth in the sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Election of Directors—Corporate Governance Matters—Code of Conduct” in our Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than March 30, 2007, which is 120 days after the fiscal year ended November 30, 2006.

Item 11.                 Executive Compensation

The information required by this item is incorporated by reference to the information set forth in the sections entitled “Election of Directors—Director Compensation” and “Executive Compensation” in the Proxy Statement.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information set forth in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information set forth in the section entitled “Certain Transactions” in the Proxy Statement.

Item 14.                 Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the information set forth in the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm—Accounting Fees” in the Proxy Statement.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a)          Index of Financial Statements

The Financial Statements listed in the Index to Consolidated Financial Statements are filed as part of this report on Form 10-K (see Part II, Item 8- Financial Statements and Supplementary Data).

(b)         Index of Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description
3.1*	Form of Amended and Restated Certificate of Incorporation
3.2*	Form of Amended and Restated By-Laws
4.1*	Form of Class A Common Stock Certificate
4.2*	Form of Registration Rights Agreement among IHS Inc. and Urvanos Investments Limited and Urpasis Investments Limited
4.3*	Form of Rights Agreement between IHS Inc. and Computershare Trust Company, Inc., as Rights Agent
10.1*

Amended and Restated Credit Agreement among IHS Inc., Information Handling Services Group Inc., Information Handling Services Inc., IHS Energy Group Inc., IHS Engineering Group UK Ltd., Petroconsultants S.A., KeyBank National Association, U.S. Bank National Association, Wells Fargo Bank, National Association, and the other lenders party thereto, dated as of January 7, 2005

10.2*

Amended and Restated Stock Purchase Agreement by and among Urpasis Investments Limited, Urvanos Investments Limited, IHS Inc., General Atlantic Partners 82, L.P., GAP Coinvestments III, LLC and GAP Coinvestments IV, LLC, dated as of  October 6, 2005

10.3*	Employment Agreement by and between IHS Inc. and Michael J. Sullivan, dated as of November 1, 2004
10.4*	Amended and Restated IHS Inc. 2004 Long-Term Incentive Plan
10.5†	Amended and Restated IHS Inc. 2004 Directors Stock Plan
10.6*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2004 Restricted Stock Award
10.7*	IHS Inc. 2004 Long-Term Incentive Plan, 2004 Restricted Stock Award for Charles A. Picasso, dated as of December 23, 2004
10.8*	IHS Inc. 2004 Long-Term Incentive Plan, 2004 Restricted Stock Award for Jerre L. Stead, dated as of December 23, 2004
10.9*	IHS Inc. 2004 Long-Term Incentive Plan, 2004 Restricted Stock Award for H. John Oechsle, dated as of December 23, 2004
10.10*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2005 Performance Share Award—IPO—Senior Executive
10.11*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2005 Performance Share Award—IPO—Vice President and Senior Vice President Groups
10.12*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2005 Performance Unit Award—IPO—Vice President and Senior Vice President Groups

10.13*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2005 Restricted Stock Award—IPO—Vice President and Senior Vice President Groups
10.14*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2005 Restricted Stock Unit Award—IPO—Vice President and Senior Vice President Groups
10.15*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2005 Restricted Stock Award—IPO—Senior Director and Director Groups
10.16*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2005 Restricted Stock Unit Award—IPO—Senior Director and Director Groups
10.17*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2005 Restricted Stock Award—IPO—All-Employee Award
10.18*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2005 Restricted Stock Unit Award—IPO—All-Employee Award
10.19*	IHS Inc. Employee Stock Purchase Plan
10.20*	IHS Supplemental Income Plan
10.21†	Summary of Non-Employee Director Compensation
10.22*	Form of Indemnification Agreement between the Company and its Directors
10.23*	IHS Executive Relocation Policy (2004)
10.24*	Letter to Charles Picasso regarding IHS’ Cherry Creek Country Club membership, dated February 16, 2005
10.25*	Indemnification Agreement by and between TBG Holdings N.V. and IHS Inc., dated as of March 8, 2005
10.26*	Amendment No. 1, dated as of May 17, 2005, to Indemnification Agreement by and between TBG Holdings N.V. and IHS Inc., dated as of March 8, 2005
10.27*	Contribution Agreement by and between Holland America Investment Corporation and HAIC, Inc., dated as of November 10, 2004
10.28‡	Employment Agreement by and between IHS Inc. and Jeffrey R. Tarr, dated as of December 1, 2004
10.29‡	Employment Agreement by and between IHS Inc. and Rohinton Mobed, dated as of November 1, 2004
10.30†	Employment Agreement by and between IHS Energy Group Inc. and Daniel H. Yergin, dated as of September 1, 2004(1)
10.31†	Non-Competition Agreement by and between IHS Energy Group Inc. and Daniel H. Yergin, dated as of September 1, 2004
10.32†	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Stock Option Award—Senior Executive Level
10.33†	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Stock Option Award—Executive Level
10.34†	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Restricted Stock Unit Award—Senior Executive Level
10.35†	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Restricted Stock Unit Award—Time-Based

10.36†	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Restricted Stock Unit Award—Performance-Based
10.37‡‡	Retirement Agreement by and between IHS Inc. and Charles Picasso, dated as of September 20, 2006
21**	List of Subsidiaries of the Registrant
23.1†	Consent of Ernst & Young LLP
24†	Power of Attorney
31.1†	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act
31.2†	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act
32.1†	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement on Form S-1 (No. 333-122565) of the Registrant and incorporated herein by reference.

**             Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement on Form S-1 (No. 333-137671) of the Registrant and incorporated herein by reference.

‡                    Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended February 28, 2006, and incorporated herein by reference.

‡‡             Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 31, 2006, and incorporated herein by reference.

†                    Filed electronically herewith.

(1)          Confidential information appearing in this document has been omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission in accordance with the Securities Exchange Act of 1934, as amended, and Rule 24b-2 promulgated thereunder. Omitted information has been replaced with asterisks.

(c)          Financial Statement Schedules

All schedules for the Registrant have been omitted since the required information is not present or because the information is included in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 23, 2007.

IHS INC.
By:	/s/ STEPHEN GREEN
	Name:	Stephen Green
	Title:	Senior Vice President and General Counsel

Pursuant to the requirements of the Securities Act of 1933, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 23rd day of January, 2007.

Signature	Title
/s/ JERRE L. STEAD	Chairman and Chief Executive Officer (Principal
Jerre L. Stead	Executive Officer)
/s/ MICHAEL J. SULLIVAN	Executive Vice President and Chief Financial
Michael J. Sullivan	Officer (Principal Financial Officer)
/s/ HEATHER MATZKE-HAMLIN	Senior Vice President and Chief Accounting
Heather Matzke-Hamlin	Officer (Principal Accounting Officer)
*	Director
C. Michael Armstrong
*	Director
Steven A. Denning
*	Director
Ruann F. Ernst
*	Director
Roger Holtback
*	Director
Balakrishnan S. Iyer
*	Director
Michael Klein
*	Director
Richard W. Roedel
*	Director
Michael v. Staudt

*By:	/s/ STEPHEN GREEN
Stephen Green
Attorney-in-Fact

EXHIBIT INDEX

Exhibit Number	Description
3.1*	Form of Amended and Restated Certificate of Incorporation
3.2*	Form of Amended and Restated By-Laws
4.1*	Form of Class A Common Stock Certificate
4.2*	Form of Registration Rights Agreement among IHS Inc. and Urvanos Investments Limited and Urpasis Investments Limited
4.3*	Form of Rights Agreement between IHS Inc. and Computershare Trust Company, Inc., as Rights Agent
10.1*

Amended and Restated Credit Agreement among IHS Inc., Information Handling Services Group Inc., Information Handling Services Inc., IHS Energy Group Inc., IHS Engineering Group UK Ltd., Petroconsultants S.A., KeyBank National Association, U.S. Bank National Association, Wells Fargo Bank, National Association, and the other lenders party thereto, dated as of January 7, 2005

10.2*

Amended and Restated Stock Purchase Agreement by and among Urpasis Investments Limited, Urvanos Investments Limited, IHS Inc., General Atlantic Partners 82, L.P., GAP Coinvestments III, LLC and GAP Coinvestments IV, LLC, dated as of October 6, 2005

10.3*	Employment Agreement by and between IHS Inc. and Michael J. Sullivan, dated as of November 1, 2004
10.4*	Amended and Restated IHS Inc. 2004 Long-Term Incentive Plan
10.5†	Amended and Restated IHS Inc. 2004 Directors Stock Plan
10.6*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2004 Restricted Stock Award
10.7*	IHS Inc. 2004 Long-Term Incentive Plan, 2004 Restricted Stock Award for Charles A. Picasso, dated as of December 23, 2004
10.8*	IHS Inc. 2004 Long-Term Incentive Plan, 2004 Restricted Stock Award for Jerre L. Stead, dated as of December 23, 2004
10.9*	IHS Inc. 2004 Long-Term Incentive Plan, 2004 Restricted Stock Award for H. John Oechsle, dated as of December 23, 2004
10.10*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2005 Performance Share Award—IPO—Senior Executive
10.11*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2005 Performance Share Award—IPO—Vice President and Senior Vice President Groups
10.12*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2005 Performance Unit Award—IPO—Vice President and Senior Vice President Groups
10.13*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2005 Restricted Stock Award—IPO—Vice President and Senior Vice President Groups
10.14*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2005 Restricted Stock Unit Award—IPO—Vice President and Senior Vice President Groups
10.15*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2005 Restricted Stock Award—IPO—Senior Director and Director Groups
10.16*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2005 Restricted Stock Unit Award—IPO—Senior Director and Director Groups
10.17*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2005 Restricted Stock Award—IPO—All-Employee Award

10.18*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2005 Restricted Stock Unit Award—IPO—All-Employee Award
10.19*	IHS Inc. Employee Stock Purchase Plan
10.20*	IHS Supplemental Income Plan
10.21†	Summary of Non-Employee Director Compensation
10.22*	Form of Indemnification Agreement between the Company and its Directors
10.23*	IHS Executive Relocation Policy (2004)
10.24*	Letter to Charles Picasso regarding IHS’ Cherry Creek Country Club membership, dated February 16, 2005
10.25*	Indemnification Agreement by and between TBG Holdings N.V. and IHS Inc., dated as of March 8, 2005
10.26*	Amendment No. 1, dated as of May 17, 2005, to Indemnification Agreement by and between TBG Holdings N.V. and IHS Inc., dated as of March 8, 2005
10.27*	Contribution Agreement by and between Holland America Investment Corporation and HAIC, Inc., dated as of November 10, 2004
10.28‡	Employment Agreement by and between IHS Inc. and Jeffrey R. Tarr, dated as of December 1, 2004
10.29‡	Employment Agreement by and between IHS Inc. and Rohinton Mobed, dated as of November 1, 2004
10.30†	Employment Agreement by and between IHS Energy Group Inc. and Daniel H. Yergin, dated as of September 1, 2004(1)
10.31†	Non-Competition Agreement by and between IHS Energy Group Inc. and Daniel H. Yergin, dated as of September 1, 2004
10.32†	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Stock Option Award—Senior Executive Level
10.33†	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Stock Option Award—Executive Level
10.34†	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Restricted Stock Unit Award—Senior Executive Level
10.35†	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Restricted Stock Unit Award—Time-Based
10.36†	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Restricted Stock Unit Award—Performance-Based
10.37‡‡	Retirement Agreement by and between IHS Inc. and Charles Picasso, dated as of September 20, 2006
21**	List of Subsidiaries of the Registrant
23.1†	Consent of Ernst & Young LLP
24†	Power of Attorney
31.1†	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act
31.2†	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act

32.1†	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement on Form S-1 (No. 333-122565) of the Registrant and incorporated herein by reference.

**             Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement on Form S-1 (No. 333-137671) of the Registrant and incorporated herein by reference.

‡                    Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended February 28, 2006, and incorporated herein by reference.

‡‡             Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 31, 2006, and incorporated herein by reference.

†                    Filed electronically herewith.

(1)          Confidential information appearing in this document has been omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission in accordance with the Securities Exchange Act of 1934, as amended, and Rule 24b-2 promulgated thereunder. Omitted information has been replaced with asterisks.