Form 10-K/A
period 2006-11-30
IHS Inc.
filed 2007-02-16
CIK 1316360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment no. 1

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

(303) 790-0600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $0.01 par value per share	New York Stock Exchange
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

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of the Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 28, 2007, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s fiscal year.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of IHS Inc. (the “Annual Report”) for the fiscal year ended November 30, 2006 is being filed for the sole purpose of amending Exhibit 10.34, a portion of which was inadvertently omitted due to a financial printer error.

Except for the amendment to Exhibit 10.34, this Amendment No. 1 does not make any new disclosures, update prior disclosures, or attempt to reflect any events that occurred at a date subsequent to the original filing of the Annual Report.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b)         The following exhibits are filed as part of this report:

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

10.3*	Employment Agreement by and between IHS Inc. and Michael J. Sullivan, dated as of November 1, 2004
10.4*	Amended and Restated IHS Inc. 2004 Long-Term Incentive Plan
10.5*	Amended and Restated IHS Inc. 2004 Directors Stock Plan
10.6*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2004 Restricted Stock Award
10.7*	IHS Inc. 2004 Long-Term Incentive Plan, 2004 Restricted Stock Award for Charles A. Picasso, dated as of December 23, 2004
10.8*	IHS Inc. 2004 Long-Term Incentive Plan, 2004 Restricted Stock Award for Jerre L. Stead, dated as of December 23, 2004
10.9*	IHS Inc. 2004 Long-Term Incentive Plan, 2004 Restricted Stock Award for H. John Oechsle, dated as of December 23, 2004
10.10*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2005 Performance Share Award—IPO—Senior Executive
10.11*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2005 Performance Share Award—IPO—Vice President and Senior Vice President Groups

2

10.12*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2005 Performance Unit Award—IPO—Vice President and Senior Vice President Groups
10.13*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2005 Restricted Stock Award—IPO—Vice President and Senior Vice President Groups
10.14*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2005 Restricted Stock Unit Award—IPO—Vice President and Senior Vice President Groups
10.15*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2005 Restricted Stock Award—IPO—Senior Director and Director Groups
10.16*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2005 Restricted Stock Unit Award—IPO—Senior Director and Director Groups
10.17*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2005 Restricted Stock Award—IPO—All-Employee Award
10.18*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2005 Restricted Stock Unit Award—IPO—All-Employee Award
10.19*	IHS Inc. Employee Stock Purchase Plan
10.20*	IHS Supplemental Income Plan
10.21*	Summary of Non-Employee Director Compensation
10.22*	Form of Indemnification Agreement between the Company and its Directors
10.23*	IHS Executive Relocation Policy (2004)
10.24*	Letter to Charles Picasso regarding IHS’ Cherry Creek Country Club membership, dated February 16, 2005
10.25*	Indemnification Agreement by and between TBG Holdings N.V. and IHS Inc., dated as of March 8, 2005
10.26*	Amendment No. 1, dated as of May 17, 2005, to Indemnification Agreement by and between TBG Holdings N.V. and IHS Inc., dated as of March 8, 2005
10.27*	Contribution Agreement by and between Holland America Investment Corporation and HAIC, Inc., dated as of November 10, 2004
10.28‡	Employment Agreement by and between IHS Inc. and Jeffrey R. Tarr, dated as of December 1, 2004
10.29‡	Employment Agreement by and between IHS Inc. and Rohinton Mobed, dated as of November 1, 2004
10.30†	Employment Agreement by and between IHS Energy Group Inc. and Daniel H. Yergin, dated as of September 1, 2004
10.31†	Non-Competition Agreement by and between IHS Energy Group Inc. and Daniel H. Yergin, dated as of September 1, 2004
10.32†	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Stock Option Award—Senior Executive Level
10.33†	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Stock Option Award—Executive Level
10.34††	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Restricted Stock Unit Award—Senior Executive Level

3

10.35†	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Restricted Stock Unit Award—Time-Based
10.36†	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Restricted Stock Unit Award—Performance-Based
21**	List of Subsidiaries of the Registrant
23.1†	Consent of Ernst & Young LLP
24†	Power of Attorney
31.1††	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act
31.2††	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act
32.1††	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

‡                     Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Quarterly Statement on Form 10-Q for the period ending February 28, 2006, and incorporated herein by reference.

†                     Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Annual Report on Form 10-K for the period ending November 30, 2006, and incorporated herein by reference.

††               Filed electronically herewith.

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 15, 2007.

IHS INC.
By:	/s/ STEPHEN GREEN
	Name:	Stephen Green
	Title:	Senior Vice President and General Counsel

5

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

10.3*	Employment Agreement by and between IHS Inc. and Michael J. Sullivan, dated as of November 1, 2004
10.4*	Amended and Restated IHS Inc. 2004 Long-Term Incentive Plan
10.5*	Amended and Restated IHS Inc. 2004 Directors Stock Plan
10.6*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2004 Restricted Stock Award
10.7*	IHS Inc. 2004 Long-Term Incentive Plan, 2004 Restricted Stock Award for Charles A. Picasso, dated as of December 23, 2004
10.8*	IHS Inc. 2004 Long-Term Incentive Plan, 2004 Restricted Stock Award for Jerre L. Stead, dated as of December 23, 2004
10.9*	IHS Inc. 2004 Long-Term Incentive Plan, 2004 Restricted Stock Award for H. John Oechsle, dated as of December 23, 2004
10.10*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2005 Performance Share Award—IPO—Senior Executive
10.11*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2005 Performance Share Award—IPO—Vice President and Senior Vice President Groups
10.12*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2005 Performance Unit Award—IPO—Vice President and Senior Vice President Groups
10.13*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2005 Restricted Stock Award—IPO—Vice President and Senior Vice President Groups
10.14*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2005 Restricted Stock Unit Award—IPO—Vice President and Senior Vice President Groups
10.15*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2005 Restricted Stock Award—IPO—Senior Director and Director Groups
10.16*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2005 Restricted Stock Unit Award—IPO—Senior Director and Director Groups
10.17*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2005 Restricted Stock Award—IPO—All-Employee Award

10.18*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2005 Restricted Stock Unit Award—IPO—All-Employee Award
10.19*	IHS Inc. Employee Stock Purchase Plan
10.20*	IHS Supplemental Income Plan
10.21*	Summary of Non-Employee Director Compensation
10.22*	Form of Indemnification Agreement between the Company and its Directors
10.23*	IHS Executive Relocation Policy (2004)
10.24*	Letter to Charles Picasso regarding IHS’ Cherry Creek Country Club membership, dated February 16, 2005
10.25*	Indemnification Agreement by and between TBG Holdings N.V. and IHS Inc., dated as of March 8, 2005
10.26*	Amendment No. 1, dated as of May 17, 2005, to Indemnification Agreement by and between TBG Holdings N.V. and IHS Inc., dated as of March 8, 2005
10.27*	Contribution Agreement by and between Holland America Investment Corporation and HAIC, Inc., dated as of November 10, 2004
10.28‡	Employment Agreement by and between IHS Inc. and Jeffrey R. Tarr, dated as of December 1, 2004
10.29‡	Employment Agreement by and between IHS Inc. and Rohinton Mobed, dated as of November 1, 2004
10.30†	Employment Agreement by and between IHS Energy Group Inc. and Daniel H. Yergin, dated as of September 1, 2004
10.31†	Non-Competition Agreement by and between IHS Energy Group Inc. and Daniel H. Yergin, dated as of September 1, 2004
10.32†	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Stock Option Award—Senior Executive Level
10.33†	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Stock Option Award—Executive Level
10.34††	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Restricted Stock Unit Award—Senior Executive Level
10.35†	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Restricted Stock Unit Award—Time-Based
10.36†	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Restricted Stock Unit Award—Performance-Based
21**	List of Subsidiaries of the Registrant
23.1†	Consent of Ernst & Young LLP
24†	Power of Attorney
31.1††	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act
31.2††	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act

32.1††	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

‡                     Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Quarterly Statement on Form 10-Q for the period ending February 28, 2006, and incorporated herein by reference.

†                     Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Annual Report on Form 10-K for the period ending November 30, 2006, and incorporated herein by reference.

††               Filed electronically herewith.