Form 10-Q
period 2007-02-28
IHS Inc.
filed 2007-03-22
CIK 1316360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2007

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

As of February 28, 2007, there were 44,826,213 shares of our Class A Common Stock outstanding and 13,750,000 shares of our Class B Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IHS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	As of February 28, 2007	As of November 30, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$186,214	$180,034
Short-term investments	21	2,076
Accounts receivable, net	160,882	151,300
Deferred subscription costs	37,123	33,293
Deferred income taxes	10,001	7,758
Other	7,394	6,461
Total current assets	401,635	380,922
Non-current assets:
Property and equipment, net	52,281	53,096
Intangible assets, net	66,527	65,962
Goodwill, net	353,870	350,896
Prepaid pension asset	93,161	92,488
Other	976	937
Total non-current assets	566,815	563,379
Total assets	$968,450	$944,301
Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$—	$500
Accounts payable	36,611	45,622
Accrued compensation	15,222	30,788
Accrued royalties	22,516	22,801
Other accrued expenses	36,848	36,047
Income tax payable	13,183	11,484
Deferred subscription revenue	221,961	191,229
Total current liabilities	346,341	338,471
Long-term debt	37	74
Accrued pension liability	12,737	12,309
Accrued post-retirement benefits	17,468	18,200
Deferred income taxes	4,587	2,788
Other liabilities	6,252	6,891
Minority interests	167	377
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.01 par value per share, 80,000,000 shares authorized, 45,254,550 and 45,265,794 shares issued, 44,826,213 and 45,042,232 shares outstanding at February 28, 2007 and November 30, 2006, respectively	453	453
Class B common stock, $0.01 par value per share, 13,750,000 shares authorized, issued and outstanding at February 28, 2007 and November 30, 2006	138	138
Additional paid in capital	182,652	175,027
Treasury stock, at cost: 428,337 and 223,562 shares at February 28, 2007 and November 30, 2006, respectively	(15,314)	(7,551)
Retained earnings	418,406	400,029
Accumulated other comprehensive loss	(5,474)	(2,905)
Total stockholders’ equity	580,861	565,191
Total liabilities and stockholders’ equity	$968,450	$944,301

See accompanying notes.

IHS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per-share amounts)

	Three Months Ended February 28,
	2007	2006
	(Unaudited)
Revenue:
Products	$122,979	$106,582
Services	29,642	23,284
Total revenue	152,621	129,866
Operating expenses:
Cost of revenue:
Products	48,733	45,673
Services	17,005	15,190
Total cost of revenue (includes stock-based compensation expense of $351 and $1,095 for the three months ended February 28, 2007 and 2006, respectively)	65,738	60,863
Selling, general and administrative (includes stock-based compensation expense of $6,985 and $2,571 for the three months ended February 28, 2007 and 2006, respectively)	57,891	45,165
Depreciation and amortization	4,580	3,370
Restructuring and offering charges	(9)	2
Gain on sales of assets, net	(751)	—
Net periodic pension and post-retirement benefits	(268)	(516)
Earnings in unconsolidated subsidiaries	(44)	(28)
Other income, net	(400)	(403)
Total operating expenses	126,737	108,453
Operating income	25,884	21,413
Interest income	1,654	914
Interest expense	(133)	(85)
Non-operating income, net	1,521	829
Income from continuing operations before income taxes and minority interests	27,405	22,242
Provision for income taxes	(9,043)	(7,473)
Income from continuing operations before minority interests	18,362	14,769
Minority interests	15	(25)
Income from continuing operations	18,377	14,744
Discontinued operations:
Loss from discontinued operations, net	—	(1,280)
Net income	$18,377	$13,464
Income from continuing operations per share:
Basic (Class A and Class B common stock)	$0.32	$0.26
Diluted (Class A and Class B common stock)	$0.32	$0.26
Loss from discontinued operations per share:
Basic (Class A and Class B common stock)	$—	$(0.02)
Diluted (Class A and Class B common stock)	$—	$(0.02)
Net income per share:
Basic (Class A and Class B common stock)	$0.32	$0.24
Diluted (Class A and Class B common stock)	$0.32	$0.24
Weighted average shares:
Basic (Class A common stock)	43,844	42,125
Basic (Class B common stock)	13,750	13,750
Diluted (Class A common stock)	57,698	56,062
Diluted (Class B common stock)	13,750	13,750

See accompanying notes.

IHS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended February 28,
	2007	2006
	(Unaudited)
Operating activities
Net income	$18,377	$13,464
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	4,580	3,370
Stock-based compensation expense	7,336	3,920
Gain on sales of assets, net	(751)	—
Impairment of assets of discontinued operations	—	1,012
Non-cash net periodic pension and post-retirement benefits	(980)	(726)
Undistributed earnings of unconsolidated subsidiaries, net	(44)	—
Minority interests	(206)	25
Deferred income taxes	(447)	702
Change in assets and liabilities:
Accounts receivable, net	(10,523)	(10,183)
Other current assets	(4,797)	(1,658)
Accounts payable	(8,841)	387
Accrued expenses	(14,662)	(15,629)
Income taxes	1,883	(601)
Deferred subscription revenue	32,172	28,425
Net cash provided by operating activities	23,097	22,508
Investing activities
Capital expenditures on property and equipment	(3,305)	(2,368)
Change in other assets	(1,137)	1,991
Purchase of investments	—	(5,113)
Sales and maturities of investments	2,008	6,458
Acquisitions of businesses, net of cash acquired	(8,269)	(32,976)
Proceeds from sales of assets	2,461	—
Net cash used in investing activities	(8,242)	(32,008)
Financing activities
Net payments on debt	(537)	(16)
Tax benefit from equity compensation plans	104	1,969
Repurchases of common stock	(7,763)	—
Net cash provided by (used in) financing activities	(8,196)	1,953
Foreign exchange impact on cash balance	(479)	911
Net increase (decrease) in cash and cash equivalents	6,180	(6,636)
Cash and cash equivalents at the beginning of the period	180,034	132,365
Cash and cash equivalents at the end of the period	$186,214	$125,729

See accompanying notes.

IHS INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Shares of Class A Common Stock	Class A Common Stock	Shares of Class B Common Stock	Class B Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(Unaudited)
Balance at November 30, 2006	45,042	$453	13,750	$138	$175,027	$(7,551)	$400,029	$(2,905)	$565,191
Stock-based award activity	(16)	—	—	—	7,521	(185)	—	—	7,336
Tax benefit on vested shares	—	—	—	—	104	—	—	—	104
Purchase of common stock	(200)	—	—	—	—	(7,578)	—	—	(7,578)
Net income	—	—	—	—	—	—	18,377	—	18,377
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	—	(2,569)	(2,569)
Comprehensive income, net of tax									15,808
Balance at February 28, 2007	44,826	$453	13,750	$138	$182,652	$(15,314)	$418,406	$(5,474)	$580,861

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

Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The accompanying condensed consolidated financial statements include our accounts and the accounts of our majority-owned domestic and foreign subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended November 30, 2006.  The results of operations for the three months ended February 28, 2007, are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

The year-end condensed consolidated balance sheet data was derived from the audited November 30, 2006, balance sheet.

Results Subject to Seasonal Variations

Although our business model is broadly subscription based resulting in recurring revenue and cash flow, our business does have seasonal aspects.  For example, certain sales of non-deferred subscriptions have occurred most frequently in our first and fourth quarters.  Consequently, we generally have recognized a greater percentage of our revenue and income in those quarters.  Also, our first quarter benefits from the inclusion of the results from CERAWeek, an annual energy executive gathering.

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

Reclassification

Certain prior-year balances have been reclassified to conform to current-year presentation.

Income Taxes

Our effective quarterly tax rate is estimated based upon the effective tax rate expected to be applicable for the full fiscal year.

Our effective tax rate for the first quarter of 2007 was 33.0% compared to 33.6% for the prior-year period. The lower 2007 rate was principally driven by the release of a portion of the valuation allowance carried on capital losses. There were no discrete period items in 2006.

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

In September 2006, FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans - an Amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS No. 158). SFAS No. 158 requires an employer that is a business entity and sponsors one or more single employer benefit plans to (1) recognize the funded status of the benefit in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year end statement of financial position and (4) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs on credits, and transition asset or obligations. We plan to adopt SFAS No. 158 effective at the end of the Company’s fiscal year ending November 30, 2007. If SFAS No. 158 had been effective as of November 30, 2006, total assets would have been approximately $22 million lower, total liabilities would have been approximately $5 million lower and shareholders’ equity would have been approximately $17 million lower. Because our net pension liabilities are dependent upon future events and circumstances, the impact at the time of adoption of SFAS No. 158 may differ from these amounts. Adoption of SFAS No. 158 is not expected to have any effect on the Company’s compliance with its debt covenants.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 expands the use of fair value measurement by permitting entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective beginning the first fiscal year that begins after November 15, 2007. We are required to adopt SFAS No. 159 on December 1, 2007, although earlier adoption is permitted.

2.             Restructuring and Offering Charges

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

The restructuring charge was incurred in its entirety during the fourth quarter of 2006. Approximately $1.9 million of the charge related to our Engineering segment, $0.4 million pertained to our Energy segment, and $0.1 million related to Shared Services. The restructuring charge was comprised entirely of employee severance and other termination benefits costs.

A reconciliation of the related accrued restructuring liability as of February 28, 2007 was as follows:

Employee Severance and Other Termination Benefits
(In thousands)
Balance at November 30, 2006	$2,046
Less: Amount paid during the period ended February 28, 2007	(1,507)
Balance at February 28, 2007	$539

3.             Discontinued Operations

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

Operating results of the discontinued operations for the three months ended February 28, 2007 and 2006 were as follows:

	Three Months Ended February 28,
	2007	2006
	(In thousands)
Revenue	$—	$179
Loss from discontinued operations	$—	$(1,905)
Tax benefit	—	625
Loss from discontinued operations, net	$—	$(1,280)

4.             Commitments and Contingencies

We are a party to various legal proceedings that arise in the ordinary course of business.  In the opinion of management, none of these actions, either individually or in the aggregate, is expected to have a material adverse affect on our financial condition, liquidity or results of operations.

5..            Other Comprehensive Income (Loss)

Our comprehensive income (loss) for the three months ended February 28, 2007 and 2006 was as follows:

	Three Months Ended February 28,
	2007	2006
Net income	$18,377	$13,464
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,569)	2,664
Minimum pension liability adjustment	—	(69)
Unrealized gains on foreign currency hedges, net of tax	—	761
Unrealized gains on short-term investments, net of tax	—	11
Total other comprehensive income, net of tax	$15,808	$16,831

6.             Stock-based Compensation

On February 28, 2007, we had one share based compensation plan: the Amended and Restated IHS Inc. 2004 Long-Term Incentive Plan (LTIP). The LTIP provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares, cash-based awards, other stock based awards and covered employee annual incentive awards. The 2004 Directors Stock Plan, a sub-plan under the LTIP, provides for the grant of restricted stock and restricted stock units to non-employee directors as defined in that plan. We believe that such awards better align the interests of our employees and non-employee directors with those of our shareholders.

We have authorized a maximum of 7 million shares, minus the number of shares relating to any award granted and outstanding as of, or subsequent to, the effective date under any other of our equity compensation plans, unless shares used to satisfy such award are shares repurchased from the open market.

Stock-based compensation expense that has been charged against income for those plans was as follows:

	Three Months Ended February 28,
	2007	2006
	(In thousands)
Cost of revenue	$351	$1,095
Selling, general and administrative	6,985	2,571
Stock-based compensation expense	$7,336	$3,666

Total income tax benefit recognized in the income statement for share-based compensation arrangements for the three months ended February 28 was as follows:

	2007	2006
	(In thousands)
Income tax benefit	$2,714	$1,356

No compensation cost was capitalized during the three months ended February 28, 2007 and 2006.

SFAS 123(R) requires forfeitures to be estimated at the grant date. Accordingly, compensation cost is recognized based on the number of awards expected to vest. There may be adjustments in future periods if actual forfeitures differ from our estimates. Our forfeiture rate is based upon historical experience as well as anticipated employee turnover considering certain qualitative factors.

Total compensation expense related to nonvested awards, both share awards and stock options, not yet recognized was $58.1 million as of February 28, 2007, with a weighted-average recognition period of approximately 1¾ years.

Nonvested Stock.  Share awards generally vest from one to four years. Share awards are generally subject to graded vesting but we do have a limited number of share awards subject to cliff vesting. The fair value of nonvested stock is based on the fair value of our common stock on the date of grant. We amortize the value of share awards to expense over the vesting period on a straight-line basis. For awards with performance conditions, an evaluation is made each quarter as to the likelihood of the performance criteria being met. Compensation expense is then adjusted to reflect the number of shares expected to vest and the cumulative vesting period met to date.

A summary of the status of our nonvested shares as of February 28, 2007, and changes during the three months ended February 28, 2007, was as follows:

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands)
Balances, November 30, 2006	1,721	$18.57
Granted	1,023	$36.54
Vested	(22)	$14.20
Forfeited	(27)	$24.69
Balances, February 28, 2007	2,695	$25.36

The total fair value of nonvested stock that vested during the three months ended February 28, 2007, was $0.8 million based on the weighted-average fair value on the vesting date and $0.3 million based on the weighted-average fair value on the date of grant.

Stock Options.  Option awards are granted with an exercise price equal to the fair market value of our stock at the date of grant. Options outstanding as of February 28, 2007, vest in various ways over a period of 3-to-4 years of continuous service and have 8-year contractual terms. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the plans).

The fair value of each option award was estimated on the date of grant using the Black-Scholes pricing model that used the assumptions noted in the following table:

Three Months Ended February 28, 2007
Dividend yield	0.0%
Expected volatility	30.66%
Risk-free interest rate	4.92%
Expected term (in years)	5.0
Weighted average fair value of stock options granted	$13.57

We had no options outstanding during the three months ended February 28, 2006. Our dividend yield is 0.0% since we have no history of paying dividends and currently have no plan to do so. Our expected volatility is determined periodically using a basket of peer company historical volatility rates until such time our stock history is equal to our contractual terms. Our risk-free interest rate is the treasury-bill rate for the period equal to the expected term based on the Treasury note strip principal rates as reported in well-known and widely used financial sources. Our expected term is the average of the contractual term of the option and the vesting period (i.e., the “shortcut method”).

The following table summarized changes in outstanding stock options during the three months ended February 28, 2007, as well as options that are vested and expected to vest and stock options exercisable at February 28, 2007:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at November 30, 2006	99	$30.80
Granted	193	$37.65
Exercised	—	—
Forfeited	(3)	$37.65
Outstanding at February 28, 2007	289	$35.31	3.0	$660
Vested and expected to vest at February 28, 2007	285	$35.31	3.0	$660
Exercisable at February 28, 2007	—	—	—	$—

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of our common stock on February 28, 2007, which was $37.47, and the exercise price, multiplied by the number of in-the-money stock options as of the same date. This represents the amount that would have been received by the stock option holders if they had all exercised their stock options on February 28, 2007. In future periods, this amount will change depending on fluctuations in our stock price. The total intrinsic value of stock options exercised during the three months ended February 28, 2007 was $0.

7.              Pensions and Postretirement Benefits

We have defined-benefit plans and defined-contribution plans. Our defined-benefit plans consist of a non-contributory retirement plan for all of our U.S. employees with at least one year of service (U.S. RIP), a pension plan that covers certain employees of one of our United Kingdom-based subsidiaries (U.K. RIP), and a supplemental income plan (SIP) for certain company executives.

Our net periodic pension (income) expense was comprised of the following:

	Three Months Ended February 28, 2007				Three Months Ended February 28, 2006
	U.S. RIP	U.K. RIP	SIP	Total	U.S. RIP	U.K. RIP	SIP	Total
	(In thousands)
Service costs incurred	$1,569	$286	$48	$1,903	$911	$212	$47	$1,170
Interest costs on projected benefit obligation	2,720	540	104	3,364	2,709	369	97	3,175
Expected return on plan assets	(5,078)	(447)	—	(5,525)	(5,060)	(352)	—	(5,412)
Amortization of prior service cost	(118)	—	22	(96)	(33)	—	31	(2)
Amortization of actuarial loss	375	300	30	705	231	141	25	397
Amortization of transitional obligation/(asset)	(142)	—	10	(132)	(142)	—	10	(132)
Net periodic pension benefit (income) expense	$(674)	$679	$214	$219	$(1,384)	$370	$210	$(804)

Our net periodic post-retirement benefit (income) expense was comprised of the following for the three months ended February 28:

	2007	2006
	(In thousands)
Service costs incurred	$34	$177
Interest costs	148	294
Amortization of prior service amounts	(807)	(269)
Amortization of net actuarial loss	138	86
Net periodic post-retirement benefit (income) expense	$(487)	$288

8.             Earnings per Share

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

We use the two-class method for computing basic and diluted EPS amounts. We calculated undistributed earnings as follows:

	Three Months Ended February 28,
	2007	2006
	(In thousands)
Net income	$18,377	$13,464
Less: dividends	—	—
Undistributed earnings	$18,377	$13,464

Weighted average common shares outstanding are calculated as follows:

	Three Months Ended February 28,
	2007		2006
	Class A	Class B	Class A	Class B
	(In thousands)
Weighted average common shares outstanding:
Shares used in basic per-share calculation	43,844	13,750	42,125	13,750
Effect of dilutive securities:
Deferred stock units	9	—	145	—
Restricted shares	95	—	42	—
Options	—	—	—	—
Assumed conversion of Class B shares	13,750	—	13,750	—
Shares used in diluted per-share calculation	57,698	13,750	56,062	13,750

Undistributed earnings and calculated basic and diluted EPS amounts are calculated as follows:

	Three Months Ended February 28,
	2007		2006
	Class A	Class B	Class A	Class B
	(In thousands)
Basic
Weighted average shares outstanding	43,844	13,750	42,125	13,750
Divided by: Total weighted average shares outstanding (Class A and Class B)	57,594	57,594	55,875	55,875
Multiplied by: Undistributed earnings	$18,377	$18,377	$13,464	$13,464
Subtotal	$13,990	$4,387	$10,151	$3,313
Divided by: Weighted average shares outstanding	43,844	13,750	42,125	13,750
Earnings per share	$0.32	$0.32	$0.24	$0.24

Diluted
Weighted average shares outstanding	57,698	13,750	56,062	13,750
Divided by: Total weighted average shares outstanding (Class A and Class B)	57,698	57,698	56,062	56,062
Multiplied by: Undistributed earnings	$18,377	$18,377	$13,464	$13,464
Subtotal	$18,377	$4,379	$13,464	$3,302
Divided by: Weighted average shares outstanding	57,698	13,750	56,062	13,750
Earnings per share	$0.32	$0.32	$0.24	$0.24

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

Information as to the operations of our two segments is set forth below based on the nature of the offerings. Our Chairman and Chief Executive Officer and his direct reports represent our chief operating decision maker as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and they evaluate segment performance based primarily on revenue and operating profit. The accounting policies of our segments are the same as those described in the summary of significant accounting policies (see Note 2 to our consolidated financial statements included in our 2006 Form 10-K).

No single customer accounted for 10% or more of our total revenue for the three months ended February 28, 2007 or 2006. There are no material inter-segment revenues for any period presented.

We are in the process of consolidating back-office functions and moving to a shared-services model. Consequently, we are changing our internal structure causing the composition of our internal segments to change. Previously, we allocated certain shared costs, such as general and administrative expenses and depreciation and amortization expense, to our two segments.  Starting in the first quarter of 2007, we no longer allocate shared costs to our two segments.  Accordingly, the following prior-year amounts have been reclassified to conform to the current-year presentation.

	Energy	Engineering	Shared Services	Consolidated Total
	(In thousands)
Three Months Ended February 28, 2007
Revenue	$86,746	$65,875	$—	$152,621
Segment operating income	27,045	12,985	(14,146)	25,884
Depreciation and amortization	2,678	1,405	497	4,580
Three Months Ended February 28, 2006
Revenue	$68,237	$61,629	$—	$129,866
Segment operating income	19,193	11,270	(9,050)	21,413
Depreciation and amortization	1,701	1,460	209	3,370

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This discussion contains statements that relate to IHS’s future plans, objectives, expectations, performance, events and the like that may constitute “forward-looking statements” within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Words such as “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “seeks,” “plan,” “project,” “continue,” “predict” and other words or expressions of similar meaning are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements are based on our current expectations about future events or results and information that is currently available to us, involve assumptions, risks and uncertainties, and speak only as of the date on which such statements are made. Our actual results may differ materially from those expressed or implied in these forward-looking statements. Those factors include, but are not limited to, our ability to obtain content from third parties (including Standards Development Organizations) on commercially reasonable terms, changes in demand for IHS’s products and services, changes in the energy industry, our ability to develop new products and services, pricing and other competitive pressures, risks associated with the integration of acquisitions, changes in laws and regulations governing our business and certain other factors discussed under the caption “Risk Factors” in the MD&A section of our 2006 Form 10-K, and in our other filings with the SEC. IHS undertakes no duty to update, whether as a result of new information, future events or otherwise, unless required by law.

Overview

Results of Operations

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

We sell our offerings primarily through subscriptions. As a result of our subscription-based business model and historically high renewal rates, we generate recurring revenue and cash flow. We generally recognize revenue from subscriptions (which are usually for one-year periods) ratably over the term of the subscription. However, our business does have seasonal aspects. For example, certain sales of non-deferred subscriptions have occurred most frequently in our first and fourth quarters. Consequently, we generally have recognized a greater percentage of our revenue and income in those quarters. Also, our first quarter benefits from the inclusion of the results from CERAWeek, an annual energy executive gathering.

Subscriptions are generally paid in full within one to two months after the subscription period commences. As a result, the timing of our cash flows generally precedes the recognition of revenue and income. Due to the historical timing and alignment of our sales to correspond to certain of our customers’ budget and funding cycles, our cash flow provided by operating activities tends to be higher in the first quarter of our fiscal year as we receive subscription payments.

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

Segment Information

	Three Months Ended February 28,
	2007	2006
	(In thousands)
Energy revenue	$86,746	$68,237
Engineering revenue	65,875	61,629
Total revenue	$152,621	$129,866
Energy	$27,045	$19,193
Engineering	12,985	11,270
Shared services	(14,146)	(9,050)
Operating income	$25,884	$21,413

Three Months Ended February 28, 2007 Compared to the Three Months Ended February 28, 2006

Revenue.  Revenue was $152.6 million for the three months ended February 28, 2007, compared to $129.9 million for the three months ended February 28, 2006, an increase of $22.7 million or 17%. Revenue increased primarily due to organic growth, which contributed $16.4 million.  Acquisitions grew revenue by $3.4 million and the impact of foreign currency added $2.9 million.

Revenue for our Energy segment was $86.7 million for the three months ended February 28, 2007, compared to $68.2 million for the three months ended February 28, 2006, an increase of $18.5 million or 27%. The increase was principally due to organic growth, which contributed $14.2 million.  Additionally, acquisitions added $3.4 million. Favorable foreign currency movements grew revenue by $0.9 million. Organic growth during the first quarter of 2007 was primarily driven by price increases, growth in certain critical information subscription products, stronger results from CERAWeek, and higher demand for services.

Revenue for our Engineering segment was $65.9 million for the three months ended February 28, 2007, compared to $61.6 million for the three months ended February 28, 2006, an increase of $4.3 million or 7%. Organic growth contributed $2.2 million and foreign currency movements added $2.0 million. Organic growth was driven by increased sales in our specifications-and-standards and parts-management offerings.

Cost of Revenue.  Cost of revenue was $65.7 million for the three months ended February 28, 2007, compared to $60.9 million for the three months ended February 28, 2006, an increase of $4.8 million or 8%. As a percentage of revenue, cost of revenue decreased to 43.1% from 46.9%. Margins within our Energy segment increased principally due to the additional revenue discussed above coupled with our ability to leverage a relatively fixed-cost structure. Similarly, margins within our Engineering segment improved slightly, principally due to increased revenue and relatively flat expenses.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (SG&A) were $57.9 million for the three months ended February 28, 2007, compared to $45.2 million for the three months ended February 28, 2006, an increase of $12.7 million or 28%. Stock-based compensation expense increased $4.4 million. As a percentage of revenue and excluding stock-based compensation expense, SG&A was 33.4% for the three months ended February 28, 2007, up from 32.8% for the three months ended February 28, 2006. SG&A increased primarily due to increased sales-and-marketing and back-office costs to support increased sales and CERAWeek, merit increases, additional headcount, and higher professional fees.  Acquisitions contributed $0.5 million of the increase. Foreign-currency movements also increased SG&A by $1.1 million.

Depreciation and Amortization Expenses.  Depreciation and amortization expenses were $4.6 million for the three months ended February 28, 2007, compared to $3.4 million for the three months ended February 28, 2006, an increase of $1.2 million or 35%. The increase was primarily due to acquisitions.

Operating Income.  Operating income was $25.9 million for the three months ended February 28, 2007, compared to $21.4 million for the three months ended February 28, 2006, an increase of $4.5 million or 21%. As a percentage of revenue, operating income increased to 17.0% for the three months ended February 28, 2007 from 16.5% for the three months ended February 28, 2006.

Operating income for our Energy segment was $27.0 million for the three months ended February 28, 2007, compared to $19.2 million for the three months ended February 28, 2006, an increase of $7.8 million or 41%. The increase was primarily attributable to increased revenue discussed above coupled with contained investment. Acquisitions contributed $1.5 million.

 Operating income for our Engineering segment was $13.0 million for the three months ended February 28, 2007, compared to $11.3 million for the three months ended February 28, 2006, an increase of $1.7 million or 15%. Operating income increased due to increased sales in our specifications-and-standards business and improved results in our parts-management offerings.

Operating loss for our shared services was $14.1 million for the three months ended February 28, 2007, compared to $9.1 million for the three months ended February 28, 2006, an increase of $5 million or 55%.  Increased stock-based compensation expense contributed $3.7 million. Annual merit salary increases, additional headcount and costs associated with our ongoing transformational initiatives also contributed to the increase.

 Provision for Income Taxes.  Our effective tax rate for the three months ended February 28, 2007 was 33.0%, compared to 33.6% for the three months ended February 28, 2006. The lower 2007 rate was principally driven by the release of a portion of the valuation allowance carried on capital losses.  There were no discrete items in 2006.

Financial Condition

Accrued Compensation.  Accrued compensation was $15.2 million as of February 28, 2007, compared to $30.8 million as of November 30, 2006, a decrease of $15.6 million or 51%. The decrease was primarily attributable to disbursement of annual bonuses during the first quarter.

Deferred Revenue. Deferred revenue was $222.0 million as of February 28, 2007, compared to $191.2 million as of November 30, 2006, an increase of $30.8 million or 16%. The increase was primarily attributable to the seasonal nature of our invoicing which generally peaks during the first quarter.

Liquidity and Capital Resources

As of February 28, 2007, we had cash and cash equivalents of $186.2 million, short-term investments of less than $0.1 million, and virtually no debt. We have generated strong cash flows from operations over the last few years. As a result of these factors, as well as the availability of funds under our credit facility, we believe we will have sufficient cash to meet our working capital and capital expenditure needs.

Our future capital requirements will depend on many factors, including the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products, increased administrative costs of being a public company, changing technology, and the continued

market acceptance of our offerings. We could be required, or could elect, to seek additional funding through public or private equity or debt financing for any possible future acquisitions. Additional funds may not be available on terms acceptable to us or at all. We expect our capital expenditures, excluding potential acquisitions, to be less than $11 million for 2007.

Share Repurchase Program

As announced last quarter, our board of directors approved a plan allowing us to acquire up to one million of our Class A common shares per year in the open market to help offset the dilutive effect of our employee equity programs.  We purchased 200,000 shares during the first quarter of 2007 for approximately $7.6 million, or an average price of $37.90 per share. In addition, we continue to accept the surrender of shares by employees to cover their taxes due upon the vesting of employee-equity awards. We accepted approximately 5,000 shares during the first quarter of 2007 for approximately $0.2 million.

Cash Flows

Net cash provided by operating activities was approximately $23.1 million for the three months ended February 28, 2007, compared to $22.5 million for the three months ended February 28, 2006, an increase of $0.6 million. The increase was primarily generated by higher sales combined with increasing margins, partially offset by working capital changes, including higher bonus disbursements and tax payments.

Net cash used in investing activities was approximately $8.2 million for the three months ended February 28, 2007, compared to $32.0 million for the three months ended February 28, 2006. The change is driven primarily by acquisitions.  In 2007, we disbursed $8.0 million for the purchase of the assets of an oil-and-gas-data company. In 2006, we disbursed approximately $33 million for the purchase of a content-and-data-services business for our Engineering segment.

Net cash used in financing activities was $8.2 million for the three months ended February 28, 2007.  Net cash provided by financing activities was $2.0 million during the three months ended February 28, 2006.  Beginning first quarter 2007, we started purchasing our own common stock in the open market. We repurchased approximately 200,000 shares for approximately $7.6 million.

Credit Facility

We are a party to a $125 million unsecured revolving credit agreement (the Revolver), which allows us, under certain conditions, to increase the facility to a maximum of $250 million. The agreement expires in January 2010.

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

As of February 28, 2007, we were in compliance with all of the covenants in the agreement and had no outstanding borrowings. However, we had letters of credit totaling approximately $1.8 million as of February 28, 2007.

Off-Balance Sheet Transactions

We have no off-balance sheet transactions.

Critical Accounting Policies

Our management makes a number of significant estimates, assumptions and judgments in the preparation of our financial statements. See “Management’s Discussion and Analysis and Results of Operations—Critical Accounting

Policies and Estimates” in our 2006 Form 10-K for a discussion of the estimates and judgments necessary in our accounting for revenue recognition, valuation of long-lived and intangible assets and goodwill, income taxes,  pension and post-retirement benefits, and stock-based compensation.

Item 3.                          Quantitative and Qualitative Disclosure About Market Risk

For information regarding our exposure to certain market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2006 Form 10-K. There were no material changes to our market risk exposure during the first three months of 2007.

Item 4.                          Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

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

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and (b) are inapplicable.

(c)             The following table provides a month-to-month summary of the share repurchase activity under the current stock repurchase program during the three months ended February 28, 2007:

Period	Total Number of Shares Purchased	Average Fair Market Value per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
December 1 — December 31, 2006	—	$—	—		1,000,000
January 1 — January 31, 2007	54,000	$37.59	54,000		946,000
February 1 — February 28, 2007	146,000	$38.01	146,000		800,000
Total	200,000	$37.90	200,000	(1)	800,000	(1)

(1)             During 2006, our board of directors authorized the repurchase of up to one million IHS shares of Class A common stock to more fully offset the dilutive effect of our employee equity programs. Repurchases will be made from time to time in the open market. This table does not include the surrender of common shares by employees to the company to cover taxes due by employees upon the vesting of employee-equity awards.

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

*                    Filed electronically herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 22, 2007.

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