Form 10-Q
period 2007-05-31
IHS Inc.
filed 2007-06-27
CIK 1316360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2007

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

☐ YES                 ☒ NO

As of May 31, 2007, there were 44,615,676 shares of our Class A Common Stock outstanding and 13,750,000 shares of our Class B Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IHS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	As of May 31, 2007	As of November 30, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$212,286	$180,034
Short-term investments	23	2,076
Accounts receivable, net	126,549	151,300
Deferred subscription costs	37,372	33,293
Deferred income taxes	11,641	7,758
Other	9,801	6,461
Total current assets	397,672	380,922
Non-current assets:
Property and equipment, net	52,103	53,096
Intangible assets, net	67,858	65,962
Goodwill, net	365,214	350,896
Prepaid pension asset	93,835	92,488
Other	972	937
Total non-current assets	579,982	563,379
Total assets	$977,654	$944,301
Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$—	$500
Accounts payable	20,458	45,622
Accrued compensation	19,308	30,788
Accrued royalties	20,368	22,801
Other accrued expenses	34,503	36,047
Income tax payable	16,590	11,484
Deferred subscription revenue	219,815	191,229
Total current liabilities	331,042	338,471
Long-term debt	1,510	74
Accrued pension liability	12,733	12,309
Accrued post-retirement benefits	16,731	18,200
Deferred income taxes	5,654	2,788
Other liabilities	5,930	6,891
Minority interests	138	377
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.01 par value per share, 80,000,000 shares authorized, 45,245,782 and 45,265,794 shares issued, 44,615,676 and 45,042,232 shares outstanding at May 31, 2007 and November 30, 2006, respectively	452	453
Class B common stock, $0.01 par value per share, 13,750,000 shares authorized, issued and outstanding at May 31, 2007 and November 30, 2006	138	138
Additional paid in capital	188,678	175,027
Treasury stock, at cost: 630,106 and 223,562 shares at May 31, 2007 and November 30, 2006, respectively	(23,214)	(7,551)
Retained earnings	436,988	400,029
Accumulated other comprehensive loss	874	(2,905)
Total stockholders’ equity	603,916	565,191
Total liabilities and stockholders’ equity	$977,654	$944,301

See accompanying notes.

IHS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per-share amounts)

	Three Months Ended May 31,		Six Months Ended May 31,
	2007	2006	2007	2006
	(Unaudited)
Revenue:
Products	$129,136	$110,483	$252,115	$217,065
Services	25,764	22,372	55,406	45,656
Total revenue	154,900	132,855	307,521	262,721
Operating expenses:
Cost of revenue:
Products	50,274	47,851	99,007	93,524
Services	17,479	15,331	34,484	30,521
Total cost of revenue (includes stock-based compensation expense of $105, $1,071, $456 and $2,166 for the three and six months ended May 31, 2007 and 2006, respectively)	67,753	63,182	133,491	124,045
Selling, general and administrative (includes stock-based compensation expense of $5,940 ; $3,288; $12,925 and $5,859 for the three and six months ended May 31, 2007 and 2006, respectively)	56,607	47,679	114,498	92,844
Depreciation and amortization	4,921	3,342	9,501	6,712
Restructuring and other charges	9	—	—	2
Gain on sales of assets, net	(5)	—	(756)	—
Net periodic pension and post-retirement benefits	(354)	(1,029)	(622)	(1,545)
Earnings in unconsolidated subsidiaries	(120)	(102)	(164)	(130)
Other expense (income), net	204	1,223	(196)	820
Total operating expenses	129,015	114,295	255,752	222,748
Operating income	25,885	18,560	51,769	39,973
Interest income	1,694	1,458	3,348	2,372
Interest expense	(76)	(67)	(209)	(152)
Non-operating income, net	1,618	1,391	3,139	2,220
Income from continuing operations before income taxes and minority interests	27,503	19,951	54,908	42,193
Provision for income taxes	(8,909)	(6,619)	(17,952)	(14,092)
Income from continuing operations before minority interests	18,594	13,332	36,956	28,101
Minority interests	(12)	(56)	3	(81)
Income from continuing operations	18,582	13,276	36,959	28,020
Discontinued operations:
Loss from discontinued operations, net	—	(342)	—	(1,622)
Net income	$18,582	$12,934	$36,959	$26,398
Income from continuing operations per share:
Basic (Class A and Class B common stock)	$0.32	$0.24	$0.64	$0.50
Diluted (Class A and Class B common stock)	$0.32	$0.24	$0.63	$0.50
Loss from discontinued operations per share:
Basic (Class A and Class B common stock)	$—	$(0.01)	$—	$(0.03)
Diluted (Class A and Class B common stock)	$—	$(0.01)	$—	$(0.03)
Net income per share:
Basic (Class A and Class B common stock)	$0.32	$0.23	$0.64	$0.47
Diluted (Class A and Class B common stock)	$0.32	$0.23	$0.63	$0.47
Weighted average shares:
Basic (Class A common stock)	43,626	42,271	43,733	42,199
Basic (Class B common stock)	13,750	13,750	13,750	13,750
Diluted (Class A common stock)	58,281	56,130	58,328	56,071
Diluted (Class B common stock)	13,750	13,750	13,750	13,750

See accompanying notes.

IHS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended May 31,
	2007	2006
	(Unaudited)
Operating activities
Net income	$36,959	$26,398
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	9,501	6,712
Stock-based compensation expense	13,381	8,025
Gain on sales of assets, net	(756)	—
Impairment of assets of discontinued operations	—	1,012
Non-cash net periodic pension and post-retirement benefits	(1,997)	(1,944)
Undistributed earnings of unconsolidated subsidiaries, net	140	—
Minority interests	(234)	(66)
Deferred income taxes	(1,015)	213
Change in assets and liabilities:
Accounts receivable, net	24,825	30,781
Other current assets	(5,565)	(2,715)
Accounts payable	(25,388)	(20,557)
Accrued expenses	(15,492)	(11,586)
Income taxes	5,311	(247)
Deferred subscription revenue	26,092	29,136
Net cash provided by operating activities	65,762	65,162
Investing activities
Capital expenditures on property and equipment	(3,645)	(5,763)
Intangible assets acquired	—	(3,300)
Change in other assets	(3,496)	1,272
Purchase of investments	—	(5,365)
Sales and maturities of investments	2,008	14,302
Acquisitions of businesses, net of cash acquired	(14,607)	(32,976)
Proceeds from sales of assets	2,461	—
Net cash used in investing activities	(17,279)	(31,830)
Financing activities
Net payments on debt	(500)	(91)
Excess tax benefit from equity compensation plans	121	2,194
Repurchases of common stock	(15,663)	—
Net cash provided by (used in) financing activities	(16,042)	2,103
Foreign exchange impact on cash balance	(189)	2,197
Net increase in cash and cash equivalents	32,252	37,632
Cash and cash equivalents at the beginning of the period	180,034	132,365
Cash and cash equivalents at the end of the period	$212,286	$169,997

See accompanying notes.

IHS INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Shares of Class A Common Stock	Class A Common Stock	Shares of Class B Common Stock	Class B Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(Unaudited)
Balance at November 30, 2006	45,042	$453	13,750	$138	$175,027	$(7,551)	$400,029	$(2,905)	$565,191
Stock-based award activity	(26)	(1)	—	—	13,530	(253)	—	—	13,276
Excess tax benefit on vested shares	—	—	—	—	121	—	—	—	121
Repurchases of common stock	(400)	—	—	—	—	(15,410)	—	—	(15,410)
Net income	—	—	—	—	—	—	36,959	—	36,959
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	—	3,779	3,779
Comprehensive income, net of tax									40,738
Balance at May 31, 2007	44,616	$452	13,750	$138	$188,678	$(23,214)	$436,988	$874	$603,916

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

Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The accompanying condensed consolidated financial statements include our accounts and the accounts of our majority-owned domestic and foreign subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended November 30, 2006.  The results of operations for the three and six months ended May 31, 2007, are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

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

Our effective tax rate for the second quarter of 2007 was 32.4% compared to 33.2% for the prior-year period. Our effective tax rate for the six months ended May 31, 2007, was 32.7% compared to 33.4% for the six months ended May 31, 2006.  The lower 2007 rate was principally due to a higher mix of earnings in lower-rate tax jurisdictions than the United States.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in consolidated financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. We are required to adopt FIN 48 on December 1, 2007, the first day of our 2008 fiscal year, although early adoption is permitted. We are currently evaluating the impact of adopting FIN 48 on our financial position and results of operations.

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

In September 2006, FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans - an Amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS No. 158). SFAS No. 158 requires an employer that is a business entity and sponsors one or more single employer benefit plans to (1) recognize the funded status of the benefit in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year end statement of financial position and (4) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs on credits, and transition asset or obligations. We plan to adopt SFAS No. 158 effective at the end of our fiscal year ending November 30, 2007. If SFAS No. 158 had been effective as of November 30, 2006, total assets would have been approximately $22 million lower, total liabilities would have been approximately $5 million lower and shareholders’ equity would have been approximately $17 million lower. Because our net pension liabilities are dependent upon future events and circumstances, the impact at the time of adoption of SFAS No. 158 may differ from these amounts. Adoption of SFAS No. 158 is not expected to have any effect on our compliance with our debt covenants.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 expands the use of fair value measurement by permitting entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective beginning the first fiscal year that begins after November 15,

2007. We are required to adopt SFAS No. 159 on December 1, 2007, although earlier adoption is permitted.  We are currently evaluating the impact of SFAS No. 159 on our financial position and results of operations.

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

A reconciliation of the related accrued restructuring liability as of May 31, 2007 was as follows:

Employee Severance and Other Termination Benefits
(In thousands)
Balance at November 30, 2006	$2,046
Less: Amount paid during the period ended May 31, 2007	(1,630)
Balance at May 31, 2007	$416

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

Operating results of the discontinued operations for the three and six months ended May 31, 2007 and 2006 were as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2007	2006	2007	2006
	(In thousands)
Revenue	$—	$215	$—	$394
Loss from discontinued operations	$—	$(552)	$—	$(2,457)
Tax benefit	—	210	—	835
Loss from discontinued operations, net	$—	$(342)	$—	$(1,622)

4.            Commitments and Contingencies

We are a party to various legal proceedings that arise in the ordinary course of business.  In the opinion of management, none of these actions, either individually or in the aggregate, is expected to have a material adverse affect on our financial condition, liquidity or results of operations.

5.              Other Comprehensive Income (Loss)

Our comprehensive income (loss) for the three and six months ended May 31, 2007 and 2006 was as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2007	2006	2007	2006
	(In thousands)
Net income	$18,582	$12,934	$36,959	$26,398
Other comprehensive income (loss):
Foreign currency translation adjustment	6,346	6,143	3,779	8,807
Minimum pension liability adjustment	—	(254)	—	(323)
Unrealized gains on foreign currency hedges, net of tax	—	1,027	—	1,788
Unrealized gains on short-term investments, net of tax	—	9	—	20
Total other comprehensive income, net of tax	$24,928	$19,859	$40,738	$36,690

6.              Stock-based Compensation

On May 31, 2007, we had one share-based compensation plan: the Amended and Restated IHS Inc. 2004 Long-Term Incentive Plan (LTIP). The LTIP provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares, cash-based awards, other stock based awards and covered employee annual incentive awards. The 2004 Directors Stock Plan, a sub-plan under the LTIP, provides for the grant of restricted stock and restricted stock units to non-employee directors as defined in that plan. We believe that such awards better align the interests of our employees and non-employee directors with those of our shareholders.

We have authorized a maximum of 7 million shares, minus the number of shares relating to any award granted and outstanding as of, or subsequent to, the effective date under any other of our equity compensation plans, unless shares used to satisfy such award are shares repurchased from the open market.

Stock-based compensation expense that has been charged against income for those plans was as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2007	2006	2007	2006
	(In thousands)
Cost of revenue	$105	$1,071	$456	$2,166
Selling, general and administrative	5,940	3,288	12,925	5,859
Stock-based compensation expense	$6,045	$4,359	$13,381	$8,025

Total income tax benefit recognized in the income statement for share-based compensation arrangements for the three and six months ended May 31 was as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2007	2006	2007	2006
	(In thousands)
Income tax benefit	$2,237	$1,613	$4,951	$2,969

No compensation cost was capitalized during the three and six months ended May 31, 2007 and 2006.

SFAS 123(R) requires forfeitures to be estimated at the grant date. Accordingly, compensation cost is recognized based on the number of awards expected to vest. There may be adjustments in future periods if actual forfeitures differ from our estimates. Our forfeiture rate is based upon historical experience as well as anticipated employee turnover considering certain qualitative factors.

Total compensation expense related to nonvested awards, both share awards and stock options, not yet recognized was $51.6 million as of May 31, 2007, with a weighted-average recognition period of approximately 1½ years.

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

A summary of the status of our nonvested shares as of May 31, 2007, and changes during the six months ended May 31, 2007, was as follows:

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands)
Balances, November 30, 2006	1,721	$18.57
Granted	1,029	$37.65
Vested	(87)	$13.51
Forfeited	(57)	$26.07
Balances, May 31, 2007	2,606	$26.11

The total fair value of nonvested stock that vested during the three months ended May 31, 2007, was $3.3 million based on the weighted-average fair value on the vesting date and $1.2 million based on the weighted-average fair value on the date of grant.

Stock Options.  Option awards are granted with an exercise price equal to the fair market value of our stock at the date of grant. Options outstanding as of May 31, 2007, vest in various ways over a period of 3-to-4 years of continuous service and have 8-year contractual terms. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the plans).

The fair value of each option award was estimated on the date of grant using the Black-Scholes pricing model that used the assumptions noted in the following table:

Six Months Ended May 31, 2007
Dividend yield	0.0%
Expected volatility	30.66%
Risk-free interest rate	4.92%
Expected term (in years)	5.0
Weighted average fair value of stock options granted	$13.57

We had no options outstanding during the three and six months ended May 31, 2006. Our dividend yield is 0.0% since we have no history of paying dividends and currently have no plan to do so. Our expected volatility is determined periodically using a basket of peer company historical volatility rates until such time our stock history is equal to our contractual terms. Our risk-free interest rate is the treasury-bill rate for the period equal to the expected term based on the Treasury note strip principal rates as reported in well-known and widely used financial sources. Our expected term is the average of the contractual term of the option and the vesting period (i.e., the “shortcut method”, which is an acceptable method under Staff Accounting Bulletin 107).

The following table summarized changes in outstanding stock options during the six months ended May 31, 2007, as well as options that are vested and expected to vest and stock options exercisable at May 31, 2007:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at November 30, 2006	99	$30.80
Granted	193	$37.65
Exercised	—	—
Forfeited	(3)	$37.65
Outstanding at May 31, 2007	289	$35.31	2.75	$1,413
Vested and expected to vest at May 31, 2007	285	$35.31	2.75	$1,413
Exercisable at May 31, 2007	—	—	—	$—

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of our common stock on May 31, 2007, which was $40.19, and the exercise price, multiplied by the number of in-the-money stock options as of the same date. This represents the amount that would have been received by the stock option holders if they had all exercised their stock options on May 31, 2007. In future periods, this amount will change depending on fluctuations in our stock price. The total intrinsic value of stock options exercised during the three and six months ended May 31, 2007 was $0.

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

Our net periodic pension (income) expense was comprised of the following:

	Three Months Ended May 31, 2007				Three Months Ended May 31, 2006
	U.S. RIP	U.K. RIP	SIP	Total	U.S. RIP	U.K. RIP	SIP	Total
	(In thousands)
Service costs incurred	$1,569	$288	$48	$1,905	$1,303	$215	$26	$1,544
Interest costs on projected benefit obligation	2,720	499	82	3,301	2,653	376	100	3,129
Expected return on plan assets	(5,078)	(451)	—	(5,529)	(5,050)	(359)	—	(5,409)
Amortization of prior service cost	(119)	—	—	(119)	(111)	—	28	(83)
Amortization of actuarial loss	375	302	30	707	244	144	25	413
Amortization of transitional obligation/(asset)	(142)	—	10	(132)	(142)	—	10	(132)
Net periodic pension benefit (income) expense	$(675)	$638	$170	$133	$(1,103)	$376	$189	$(538)

	Six Months Ended May 31, 2007				Six Months Ended May 31, 2006
	U.S. RIP	U.K. RIP	SIP	Total	U.S. RIP	U.K. RIP	SIP	Total
	(In thousands)
Service costs incurred	$3,138	$574	$96	$3,808	$2,214	$427	$73	$2,714
Interest costs on projected benefit obligation	5,440	1,039	186	6,665	5,362	745	198	6,305
Expected return on plan assets	(10,156)	(898)	—	(11,054)	(10,110)	(711)	—	(10,821)
Amortization of prior service cost	(237)	—	22	(215)	(144)	—	59	(85)
Amortization of actuarial loss	750	602	60	1,412	475	285	49	809
Amortization of transitional obligation/(asset)	(284)	—	20	(264)	(284)	—	20	(264)
Net periodic pension benefit (income) expense	$(1,349)	$1,317	$384	$352	$(2,487)	$746	$399	$(1,342)

Our net periodic post-retirement benefit (income) expense was comprised of the following for the three and six months ended May 31:

	Three Months Ended May 31,		Six Months Ended May 31,
	2007	2006	2007	2006
	(In thousands)
Service costs incurred	$34	$38	$68	$215
Interest costs	148	145	296	439
Amortization of prior service amounts	(807)	(807)	(1,614)	(1,076)
Amortization of net actuarial loss	138	133	276	219
Net periodic post-retirement benefit (income) expense	$(487)	$(491)	$(974)	$(203)

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

We use the two-class method for computing basic and diluted EPS amounts. We calculated undistributed earnings as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2007	2006	2007	2006
	(In thousands)
Net income	$18,582	$12,934	$36,959	$26,398
Less: dividends	—	—	—	—
Undistributed earnings	$18,582	$12,934	$36,959	$26,398

Weighted average common shares outstanding are calculated as follows:

	Three Months Ended May 31,
	2007		2006
	Class A	Class B	Class A	Class B
	(In thousands)
Weighted average common shares outstanding:
Shares used in basic per-share calculation	43,626	13,750	42,271	13,750
Effect of dilutive securities:
Deferred stock units	18	—	52	—
Restricted shares	876	—	57	—
Options	11	—	—	—
Assumed conversion of Class B shares	13,750	—	13,750	—
Shares used in diluted per-share calculation	58,281	13,750	56,130	13,750

	Six Months Ended May 31,
	2007		2006
	Class A	Class B	Class A	Class B
	(In thousands)
Weighted average common shares outstanding:
Shares used in basic per-share calculation	43,733	13,750	42,199	13,750
Effect of dilutive securities:
Deferred stock units	18	—	73	—
Restricted shares	826	—	49	—
Options	1	—	—	—
Assumed conversion of Class B shares	13,750	—	13,750	—
Shares used in diluted per-share calculation	58,328	13,750	56,071	13,750

Undistributed earnings and calculated basic and diluted EPS amounts are calculated as follows:

	Three Months Ended May 31,
	2007		2006
	Class A	Class B	Class A	Class B
	(In thousands)
Basic
Weighted average shares outstanding	43,626	13,750	42,271	13,750
Divided by: Total weighted average shares outstanding (Class A and Class B)	57,376	57,376	56,021	56,021
Multiplied by: Undistributed earnings	$18,582	$18,582	$12,934	$12,934
Subtotal	$14,129	$4,453	$9,759	$3,175
Divided by: Weighted average shares outstanding	43,626	13,750	42,271	13,750
Earnings per share	$0.32	$0.32	$0.23	$0.23

Diluted
Weighted average shares outstanding	58,281	13,750	56,130	13,750
Divided by: Total weighted average shares outstanding (Class A and Class B)	58,281	58,281	56,130	56,130
Multiplied by: Undistributed earnings	$18,582	$18,582	$12,934	$12,934
Subtotal	$18,582	$4,384	$12,934	$3,168
Divided by: Weighted average shares outstanding	58,281	13,750	56,130	13,750
Earnings per share	$0.32	$0.32	$0.23	$0.23

	Six Months Ended May 31,
	2007		2006
	Class A	Class B	Class A	Class B
	(In thousands)
Basic
Weighted average shares outstanding	43,733	13,750	42,199	13,750
Divided by: Total weighted average shares outstanding (Class A and Class B)	57,483	57,483	55,949	55,949
Multiplied by: Undistributed earnings	$36,959	$36,959	$26,398	$26,398
Subtotal	$28,118	$8,841	$19,910	$6,488
Divided by: Weighted average shares outstanding	43,733	13,750	42,199	13,750
Earnings per share	$0.64	$0.64	$0.47	$0.47

Diluted
Weighted average shares outstanding	58,328	13,750	56,071	13,750
Divided by: Total weighted average shares outstanding (Class A and Class B)	58,328	58,328	56,071	56,071
Multiplied by: Undistributed earnings	$36,959	$36,959	$26,398	$26,398
Subtotal	$36,959	$8,712	$26,398	$6,473
Divided by: Weighted average shares outstanding	58,365	13,750	56,071	13,750
Earnings per share	$0.63	$0.63	$0.47	$0.47

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

No single customer accounted for 10% or more of our total revenue for the three and six months ended May 31, 2007 or 2006. There are no material inter-segment revenues for any period presented.

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

	Energy	Engineering	Shared Services	Consolidated Total
	(In thousands)
Three Months Ended May 31, 2007
Revenue	$88,828	$66,072	$—	$154,900
Segment operating income	28,873	11,825	(14,813)	25,885
Depreciation and amortization	2,917	1,407	597	4,921
Three Months Ended May 31, 2006
Revenue	$70,375	$62,480	$—	$132,855
Segment operating income	19,934	8,815	(10,189)	18,560
Depreciation and amortization	1,805	1,266	271	3,342

	Energy	Engineering	Shared Services	Consolidated Total
	(In thousands)
Six Months Ended May 31, 2007
Revenue	$175,574	$131,947	$—	$307,521
Segment operating income	55,918	24,810	(28,959)	51,769
Depreciation and amortization	5,595	2,812	1,094	9,501
Six Months Ended May 31, 2006
Revenue	$138,613	$124,108	$—	$262,721
Segment operating income	39,128	20,084	(19,239)	39,973
Depreciation and amortization	3,507	2,726	479	6,712

10.                               Subsequent Event

On June 12, 2007, we executed an agreement with Woodbridge International Holdings S.A. (Woodbridge) for the purchase of Jane’s Information Group (Jane’s).  The parties completed the transaction on the same date.  Terms of the transaction included delivery of 4,399,000 shares of our Class A Common Stock and less than $0.1 million in cash in exchange for all of the outstanding equity and debt of Jane’s.  Woodbridge has agreed to a three-year lock-up agreement that restricts its ability to sell any IHS shares. We have not yet determined the final value to be assigned to the restricted shares issued to Woodbridge.

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

Jane’s Information Group Acquisition

On June 12, 2007, we executed an agreement with Woodbridge International Holdings S.A. (Woodbridge) for the purchase of Jane’s Information Group (Jane’s).  The parties completed the transaction on the same date.  Terms of the transaction included delivery of 4,399,000 shares of our Class A Common Stock and less than $0.1 million in cash in exchange for all of the outstanding equity and debt of Jane’s.  Woodbridge has agreed to a three-year lock-up agreement that restricts its ability to sell any IHS shares.

Segment Information

	Three Months Ended May 31,		Six Months Ended May 31,
	2007	2006	2007	2006
	(In thousands)
Energy revenue	$88,828	$70,375	$175,574	$138,613
Engineering revenue	66,072	62,480	131,947	124,108
Total consolidated revenue	$154,900	$132,855	$307,521	$262,721
Energy operating income	$28,873	$19,934	$55,918	$39,128
Engineering operating income	11,825	8,815	24,810	20,084
Shared services expenses	(14,813)	(10,189)	(28,959)	(19,239)
Consolidated operating income	$25,885	$18,560	$51,769	$39,973

Three Months Ended May 31, 2007 Compared to the Three Months Ended May 31, 2006

Revenue.  Revenue was $154.9 million for the three months ended May 31, 2007, compared to $132.9 million for the three months ended May 31, 2006, an increase of $22.0 million or 17%. Revenue increased primarily due to organic growth, which contributed $13.6 million.  Acquisitions grew revenue by $5.5 million and the impact of foreign currency added $3.0 million.

Revenue for our Energy segment was $88.8 million for the three months ended May 31, 2007, compared to $70.4 million for the three months ended May 31, 2006, an increase of $18.5 million or 26%. The increase was principally due to organic growth, which contributed $12.3 million.  Additionally, acquisitions added $5.0 million. Favorable foreign currency rates contributed $1.2 million of revenue growth. Organic growth during the second quarter of 2007 was primarily driven by price increases, growth in certain critical information subscription products, and higher demand for services.

Revenue for our Engineering segment was $66.1 million for the three months ended May 31, 2007, compared to $62.5 million for the three months ended May 31, 2006, an increase of $3.6 million or 6%. Organic growth contributed $1.3 million, acquisitions added $0.5 million, and foreign currency movements added $1.9 million.

Organic growth was driven primarily by increased sales in our specifications-and-standards offerings, partially offset by lower services revenue, which decreased due to our fourth-quarter-2006 restructuring, and lower sales of retail products.

Cost of Revenue.  Cost of revenue was $67.8 million for the three months ended May 31, 2007, compared to $63.2 million for the three months ended May 31, 2006, an increase of $4.6 million or 7%. As a percentage of revenue, cost of revenue decreased to 43.7% from 47.6%. Margins within our Energy segment increased principally due to the additional revenue discussed above coupled with our ability to leverage a relatively fixed-cost structure. Similarly, margins within our Engineering segment improved slightly, principally due to increased revenue, discussed above, and relatively flat expenses.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (SG&A) were $56.6 million for the three months ended May 31, 2007, compared to $47.7 million for the three months ended May 31, 2006, an increase of $8.9 million or 19%. Stock-based compensation expense included in SG&A increased $2.7 million. As a percentage of revenue and excluding stock-based compensation expense, SG&A was 32.7% for the three months ended May 31, 2007, down from 33.4% for the three months ended May 31, 2006. SG&A increased due to several reasons, including increased selling expense because of higher sales and a revised commission structure, costs associated with our human resources information system implementation and our ongoing transformational initiatives, and merit increases.  Acquisitions contributed $0.6 million of the increase. Foreign-currency movements also increased SG&A by $1.0 million.

Depreciation and Amortization Expenses.  Depreciation and amortization expenses were $4.9 million for the three months ended May 31, 2007, compared to $3.3 million for the three months ended May 31, 2006, an increase of $1.6 million or 48%. The increase was primarily due to acquisitions.

Operating Income.  Operating income was $25.9 million for the three months ended May 31, 2007, compared to $18.6 million for the three months ended May 31, 2006, an increase of $7.3 million or 39%. As a percentage of revenue, operating income increased to 16.7% for the three months ended May 31, 2007 from 14.0% for the three months ended May 31, 2006.

Operating income for our Energy segment was $28.9 million for the three months ended May 31, 2007, compared to $19.9 million for the three months ended May 31, 2006, an increase of $9.0 million or 45%. The increase was principally due to the additional revenue discussed above coupled with our ability to leverage a relatively fixed-cost structure.  Acquisitions contributed $2.6 million.

Operating income for our Engineering segment was $11.8 million for the three months ended May 31, 2007, compared to $8.8 million for the three months ended May 31, 2006, an increase of $3.0 million or 34%. Operating income increased due to increased sales in our subscriptions-based businesses, partially offset by lower services revenue, which decreased due to our fourth-quarter-2006 restructuring, and lower sales of retail products. Costs were relatively flat as reduced headcount and cost savings from our fourth-quarter-2006 restructuring offset merit increases.

Operating expenses for our shared services were $14.8 million for the three months ended May 31, 2007, compared to $10.2 million for the three months ended May 31, 2006, an increase of $4.6 million or 45%.  Increased stock-based compensation expense contributed $1.7 million. Costs associated with our human resources information system implementation and our ongoing transformational initiatives and merit-based salary increases contributed to the increase.

Provision for Income Taxes.  Our effective tax rate for the three months ended May 31, 2007 was 32.4%, compared to 33.2% for the three months ended May 31, 2006. The lower 2007 rate was principally due to a higher mix of earnings in lower-rate tax jurisdictions than the United States.

Six Months Ended May 31, 2007 Compared to the Six Months Ended May 31, 2006

Revenue.  Revenue was $307.5 million for the six months ended May 31, 2007, compared to $262.7 million for the six months ended May 31, 2006, an increase of $44.8 million or 17%. Revenue increased primarily due to organic growth, which contributed $29.9 million.  Acquisitions grew revenue by $8.9 million and the impact of foreign currency added $6.0 million.

Revenue for our Energy segment was $175.6 million for the six months ended May 31, 2007, compared to $138.6 million for the six months ended May 31, 2006, an increase of $37.0 million or 27%. The increase was principally due to organic growth, which contributed $26.4 million.  Additionally, acquisitions added $8.4 million. Favorable foreign currency movements grew revenue by $2.2 million. Organic growth during the first half of 2007 was primarily driven by price increases, growth in certain critical information subscription products, stronger results from CERAWeek, and higher demand for services.

Revenue for our Engineering segment was $131.9 million for the six months ended May 31, 2007, compared to $124.1 million for the six months ended May 31, 2006, an increase of $7.8 million or 6%. Organic growth contributed $3.5 million. Also, acquisitions added $0.5 million and foreign currency movements grew revenue $3.8 million. Organic growth was driven by increased sales in our specifications-and-standards and parts-management offerings partially offset by lower services revenue, which decreased due to our fourth-quarter-2006 restructuring, and lower retail product sales.

Cost of Revenue.  Cost of revenue was $133.5 million for the six months ended May 31, 2007, compared to $124.0 million for the six months ended May 31, 2006, an increase of $9.5 million or 8%. As a percentage of revenue, cost of revenue decreased to 43.4% from 47.2%. Margins within our Energy segment increased principally due to the additional revenue discussed above coupled with our ability to leverage a relatively fixed-cost structure. Similarly, margins within our Engineering segment improved slightly, principally due to increased revenue, discussed above, and relatively flat expenses.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (SG&A) were $114.5 million for the six months ended May 31, 2007, compared to $92.8 million for the six months ended May 31, 2006, an increase of $21.7 million or 23%. Stock-based compensation expense increased $7.1 million. As a percentage of revenue and excluding stock-based compensation expense, SG&A was 33.0% for the six months ended May 31, 2007, down slightly from 33.1% for the six months ended May 31, 2006. SG&A increased due to several reasons, including increased selling expense because of higher sales and a revised commission structure, costs associated with our human resources information system implementation and our ongoing transformational initiatives, and merit-based salary increases.  Acquisitions contributed $1.1 million of the increase. Foreign-currency movements also increased SG&A by $2.1 million.

Depreciation and Amortization Expenses.  Depreciation and amortization expenses were $9.5 million for the six months ended May 31, 2007, compared to $6.7 million for the six months ended May 31, 2006, an increase of $2.8 million or 42%. The increase was primarily due to acquisitions.

Operating Income.  Operating income was $51.8 million for the six months ended May 31, 2007, compared to $40.0 million for the six months ended May 31, 2006, an increase of $11.8 million or 30%. As a percentage of revenue, operating income increased to 16.8% for the six months ended May 31, 2007 from 15.2% for the six months ended May 31, 2006.

Operating income for our Energy segment was $55.9 million for the six months ended May 31, 2007, compared to $39.1 million for the six months ended May 31, 2006, an increase of $16.8 million or 43%. The increase was primarily attributable to increased revenue discussed above coupled with our ability to leverage a relatively fixed-cost structure.  Acquisitions contributed $4.0 million.

Operating income for our Engineering segment was $24.8 million for the six months ended May 31, 2007, compared to $20.1 million for the six months ended May 31, 2006, an increase of $4.7 million or 23%. Operating income increased due to increased sales in our subscriptions-based businesses, partially offset by lower services revenue, due to our fourth-quarter-2006 restructuring, and lower retail sales. Costs were relatively flat as reduced headcount and cost savings from our fourth-quarter-2006 restructuring offset merit-based salary increases.

Operating expenses for our shared services were $29.0 million for the six months ended May 31, 2007, compared to $19.2 million for the six months ended May 31, 2006, an increase of $9.8 million or 51%.  Increased stock-based compensation expense contributed $5.4 million. Costs associated with our human resources information system implementation and our ongoing transformational initiatives and merit-based salary increases also contributed to the increase.

Provision for Income Taxes.  Our effective tax rate for the six months ended May 31, 2007 was 32.7%, compared to 33.4% for the six months ended May 31, 2006. The lower 2007 rate was principally due to a higher mix of earnings in lower-rate tax jurisdictions than the United States.

Liquidity and Capital Resources

As of May 31, 2007, we had cash and cash equivalents of $212.3 million, short-term investments of less than $0.1 million, and virtually no debt. We have generated strong cash flows from operations over the last few years. As a result of these factors, as well as the availability of funds under our credit facility, we believe we will have sufficient cash to meet our working capital and capital expenditure needs.

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

Share Repurchase Program

As announced last year, our board of directors approved a plan allowing us to acquire up to one million of our Class A common shares per year in the open market to help offset the dilutive effect of our employee equity programs.  We purchased 400,000 shares during the first six months of 2007 for approximately $15.4 million, or an average price of $38.52 per share.

Cash Flows

Net cash provided by operating activities was approximately $65.8 million for the six months ended May 31, 2007, compared to $65.2 million for the six months ended May 31, 2006, an increase of $0.6 million. The increase was primarily generated by higher sales combined with increasing margins, partially offset by the following:

•                  Annual bonus payments, which are paid in the first quarter each year, were approximately $7 million higher in 2007 than in 2006;

•                  Receivable collections were robust at the end of 2006, enhancing 2006 cash flow at the expense of 2007;

•                  The effective rate of our cash paid for tax has increased slightly in 2007, to about 29% on a year-to-date basis.

Net cash used in investing activities was approximately $17.3 million for the six months ended May 31, 2007, compared to $31.8 million for the six months ended May 31, 2006. The change is driven primarily by acquisitions.  In 2007, we disbursed $14.6 million for the purchase of the assets of two businesses. In 2006, we disbursed approximately $33 million for the purchase of a content-and-data-services business for our Engineering segment.

Net cash used in financing activities was $16.0 million for the six months ended May 31, 2007.  Net cash provided by financing activities was $2.1 million during the six months ended May 31, 2006.  Beginning first quarter 2007, we started purchasing our own common stock in the open market. We repurchased approximately 400,000 shares for approximately $15.4 million.

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

As of May 31, 2007, we were in compliance with all of the covenants in the agreement and had no outstanding borrowings. However, we had letters of credit totaling approximately $1.8 million as of May 31, 2007, which serve to reduce the amount available for borrowing.

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

Item 3.           Quantitative and Qualitative Disclosure About Market Risk

For information regarding our exposure to certain market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2006 Form 10-K. There were no material changes to our market risk exposure during the first six months of 2007.

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

Item 1A.  Risk Factors

The following risk factors have been updated to include the impact of our recent acquisition of Jane’s Information as well as the restructuring of TBG holdings among various family trusts.  Other than the risk factors set forth below, there have been no material changes from risk factors as previously disclosed in our most recent Form 10-K filed on January 24, 2007.

We are controlled by an entity whose interests may differ from yours.

Our Class B common stock is entitled to ten votes per share, and our Class A common stock is entitled to one vote per share.  As of June 12, 2007, our principal stockholder, Urvanos Investments Limited, a wholly-owned subsidiary of TBG, owned 100% of our Class B common stock and less than two percent of our outstanding Class A common stock.  In the aggregate, this ownership represents approximately 74% of the voting power of our outstanding capital stock (compared to approximately 23% of the overall economic interest).  The Class B common stock may be converted into Class A common stock at any time and will automatically be converted into Class A common stock upon the earlier of the occurrence of specified events or November 16, 2009.

Voting and investment decisions with respect to our common stock that is owned by Urvanos have historically been made by TBG.  As a result, TBG controls all matters requiring stockholder approval, including amendments to our certificate of incorporation, the election of directors, and significant corporate transactions, such as transactions involving a change of control of IHS.  TBG is indirectly wholly-owned by TB Continuity II Trust, of which Georg Heinrich Thyssen-Bornemisza is the sole primary beneficiary.  Georg Heinrich Thyssen-Bornemisza is the chairman of the board of directors of TBG.  Christoph Grolman, co-chief executive officer           of TBG, is a member of our board of directors.  Jerre L. Stead, our chief executive officer and the chairman of our board of directors, is a member of the board of directors of TBG.  In addition, prior to our initial public offering, C. Michael Armstrong, Roger Holtback, and Michael Klein, all members of our board of directors, were members of the board of directors and an advisory committee of TBG.  TBG or its shareholder may have interests that conflict with yours and actions may be taken that you do not view as beneficial.

Under Delaware law, the directors of a corporation owe fiduciary duties to all stockholders of the corporation, not just to the controlling stockholders.  In addition, a majority of our board of directors is “independent” of management, as defined by the New York Stock Exchange rules and regulations.  However, in light of the significant control that TBG has over all matters requiring stockholder approval (including the election of directors), no assurances can be provided that these protections will prevent actions that may be viewed as adverse to the Class A stockholders.

Shares eligible for future sale could depress the price of our shares.

Sales of substantial amounts of the Class A common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of the shares.  As of June 12, 2007, there were 49,640,314 shares of Class A common stock and 13,750,000 shares of Class B common stock outstanding.  TBG indirectly owned an aggregate of 958,859 shares of Class A common stock and all 13,750,000 shares of Class B common stock.  In addition, investment entities affiliated with General Atlantic LLC owned 4,687,500 shares of Class A common stock.   Following our acquisition of Jane’s Information, Woodbridge International Holdings S.A. owned 4,399,000 shares of Class A common stock.

In addition, as of June 12, 2007, Tak Tent (F) Limited owned 2,000,000 shares of Class A common stock and Augustus Limited owned 3,500,000 shares of Class A common stock.  Each of Tak Tent (F) Limited (and its permitted transferees) and Augustus Limited (and its permitted transferees) have registered 1,500,000 shares of Class A common stock pursuant to a post-effective amendment to a registration statement dated May 21, 2007, subject to certain contractual limitations on the timing and amount of securities that may be sold.  The shares of Class A common stock owned by Tak Tent (F) Limited and Augustus Limited, respectively, that are not eligible for sale under the registration statement may be eligible for sale into the public market under Rule 144 under the Securities Act of 1933, as amended.

Urvanos, Woodbridge, and entities affiliated with General Atlantic LLC are entitled to require us to register their shares under the Securities Act under certain conditions.  For rights and conditions applicable to Urvanos and the General Atlantic entities, see “Selling Stockholders—Registration Rights Agreements” under our post-effective amendment to a registration statement dated May 21, 2007.  For rights and conditions applicable to Woodbridge, see the Jane’s Information Group Stock Purchase Agreement included as an exhibit to this report on Form 10-Q.  The sale by us or any of these stockholders of shares of common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our shares.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and (b) are inapplicable.

(c)	The following table provides a month-to-month summary of the share repurchase activity under the current stock repurchase program during the six months ended May 31, 2007:

Period	Total Number of Shares Purchased	Average Fair Market Value per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
December 1 – December 31, 2006	—	$—	—		1,000,000
January 1 – January 31, 2007	54,000	$37.59	54,000		946,000
February 1 – February 28, 2007	146,000	$38.01	146,000		800,000
March 1 – March 31, 2007	96,762	$37.56	96,762		703,238
April 1 – April 30, 2007	103,238	$40.64	103,238		600,000
May 1 – May 31, 2007	—	$—	—		600,000
Total	400,000	$38.52	400,000	(1)	600,000	(1)

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
2.1*

Agreement for the Sale and Purchase of the Share Capital of Jane’s Information Group (Holdings) Limited, by and among Woodbridge International Holdings S.A. and the Company, dated June 12, 2007. Pursuant to Item 601(b)(2) of Regulation S-K, schedules to this agreement have been omitted. The Company hereby undertakes to supplementally provide to the Securities and Exchange Commission copies of the schedules upon request.

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

*                 Filed electronically herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 27, 2007.

IHS INC.

By:	/s/ Heather Matzke-Hamlin
	Name:	Heather Matzke-Hamlin
	Title:	Senior Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
2.1*

Agreement for the Sale and Purchase of the Share Capital of Jane’s Information Group (Holdings) Limited, by and among Woodbridge International Holdings S.A. and the Company, dated June 12, 2007. Pursuant to Item 601(b)(2) of Regulation S-K, schedules to this agreement have been omitted. The Company hereby undertakes to supplementally provide to the Securities and Exchange Commission copies of the schedules upon request.

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