Form 10-Q
period 2007-08-31
IHS Inc.
filed 2007-09-28
CIK 1316360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2007

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

☐ YES ☒ NO

As of August 31, 2007, there were 48,904,247 shares of our Class A Common Stock outstanding and 13,750,000 shares of our Class B Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IHS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	As of August 31, 2007	As of November 30, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$132,366	$180,034
Short-term investments	16,870	2,076
Accounts receivable, net	142,009	151,300
Deferred subscription costs	32,240	33,293
Deferred income taxes	15,242	7,758
Other	14,296	6,461
Total current assets	353,023	380,922
Non-current assets:
Property and equipment, net	58,614	53,096
Intangible assets, net	196,381	65,962
Goodwill, net	534,257	350,896
Prepaid pension asset	94,510	92,488
Other	1,251	937
Total non-current assets	885,013	563,379
Total assets	$1,238,036	$944,301
Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$3,062	$500
Accounts payable	20,652	45,622
Accrued compensation	25,290	30,788
Accrued royalties	13,184	22,801
Other accrued expenses	42,282	36,047
Income tax payable	15,650	11,484
Deferred subscription revenue	230,736	191,229
Total current liabilities	350,856	338,471
Long-term debt	—	74
Accrued pension liability	13,774	12,309
Accrued post-retirement benefits	16,020	18,200
Deferred income taxes	48,326	2,788
Other liabilities	7,887	6,891
Minority interests	172	377
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.01 par value per share, 80,000,000 shares authorized, 49,750,527 and 45,265,794 shares issued, 48,904,247 and 45,042,232 shares outstanding at August 31, 2007 and November 30, 2006, respectively	498	453
Class B common stock, $0.01 par value per share, 13,750,000 shares authorized, issued and outstanding at August 31, 2007 and November 30, 2006	138	138
Additional paid in capital	369,572	175,027
Treasury stock, at cost: 846,280 and 223,562 shares at August 31, 2007 and November 30, 2006, respectively	(32,960)	(7,551)
Retained earnings	458,719	400,029
Accumulated other comprehensive income (loss)	5,034	(2,905)
Total stockholders’ equity	801,001	565,191
Total liabilities and stockholders’ equity	$1,238,036	$944,301

See accompanying notes.

IHS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per-share amounts)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2007	2006	2007	2006
	(Unaudited)
Revenue:
Products	$154,959	$117,200	$407,074	$334,265
Services	28,397	22,723	83,803	68,379
Total revenue	183,356	139,923	490,877	402,644
Operating expenses:
Cost of revenue:
Products	64,259	47,871	163,266	141,395
Services	18,790	16,435	53,274	46,956
Total cost of revenue (includes stock-based compensation expense of $383, $392, $839 and $2,558 for the three and nine months ended August 31, 2007 and 2006, respectively)	83,049	64,306	216,540	188,351
Selling, general and administrative (includes stock-based compensation expense of $8,759; $4,048; $21,684 and $9,907 for the three and nine months ended August 31, 2007 and 2006, respectively)	66,479	50,494	180,977	143,338
Depreciation and amortization	7,118	4,218	16,619	10,930
Restructuring and other charges	—	—	—	2
Gain on sales of assets, net	—	53	(756)	53
Net periodic pension and post-retirement benefits	257	(1,081)	(365)	(2,626)
Earnings in unconsolidated subsidiaries	(44)	(50)	(208)	(180)
Other expense (income), net	(2,975)	204	(3,171)	1,024
Total operating expenses	153,884	118,144	409,636	340,892
Operating income	29,472	21,779	81,241	61,752
Interest income	1,970	1,789	5,318	4,161
Interest expense	(99)	(120)	(308)	(272)
Non-operating income, net	1,871	1,669	5,010	3,889
Income from continuing operations before income taxes and minority interests	31,343	23,448	86,251	65,641
Provision for income taxes	(9,580)	(6,987)	(27,532)	(21,079)
Income from continuing operations before minority interests	21,763	16,461	58,719	44,562
Minority interests	(32)	(89)	(29)	(170)
Income from continuing operations	21,731	16,372	58,690	44,392
Discontinued operations:
Loss from discontinued operations, net	—	(298)	—	(1,920)
Net income	$21,731	$16,074	$58,690	$42,472
Income from continuing operations per share:
Basic (Class A and Class B common stock)	$0.36	$0.29	$1.00	$0.79
Diluted (Class A and Class B common stock)	$0.35	$0.29	$0.98	$0.79
Loss from discontinued operations per share:
Basic (Class A and Class B common stock)	$—	$(0.01)	$—	$(0.04)
Diluted (Class A and Class B common stock)	$—	$(0.01)	$—	$(0.04)
Net income per share:
Basic (Class A and Class B common stock)	$0.36	$0.28	$1.00	$0.75
Diluted (Class A and Class B common stock)	$0.35	$0.28	$0.98	$0.75
Weighted average shares:
Basic (Class A common stock)	47,367	43,299	44,954	42,568
Basic (Class B common stock)	13,750	13,750	13,750	13,750
Diluted (Class A common stock)	62,197	57,090	59,616	56,433
Diluted (Class B common stock)	13,750	13,750	13,750	13,750

See accompanying notes.

IHS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended August 31,
	2007	2006
	(Unaudited)
Operating activities
Net income	$58,690	$42,472
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	16,619	10,930
Stock-based compensation expense	22,523	12,720
(Gain) loss on sales of assets, net	(756)	53
Impairment of assets of discontinued operations	—	1,012
Non-cash net periodic pension and post-retirement benefits	(2,988)	(3,212)
Undistributed earnings of unconsolidated subsidiaries, net	96	—
Minority interests	(203)	49
Deferred income taxes	7,715	569
Change in assets and liabilities:
Accounts receivable, net	25,312	51,148
Other current assets	1,384	3,273
Accounts payable	(28,477)	(26,679)
Accrued expenses	(18,828)	(10,772)
Income taxes	841	(971)
Deferred subscription revenue	6,832	13,560
Net cash provided by operating activities	88,760	94,152
Investing activities
Capital expenditures on property and equipment	(7,173)	(8,047)
Intangible assets acquired	—	(3,300)
Change in other assets	(3,409)	289
Purchase of investments	(83,675)	(5,353)
Sales and maturities of investments	68,833	26,671
Acquisitions of businesses, net of cash acquired	(87,343)	(84,454)
Proceeds from sales of assets	2,461	400
Net cash used in investing activities	(110,306)	(73,794)
Financing activities
Net payments on debt	(500)	(210)
Excess tax benefit from equity compensation plans	715	7,383
Repurchases of common stock	(25,409)	—
Net cash provided by (used in) financing activities	(25,194)	7,173
Foreign exchange impact on cash balance	(928)	1,735
Net decrease in cash and cash equivalents	(47,668)	29,266
Cash and cash equivalents at the beginning of the period	180,034	132,365
Cash and cash equivalents at the end of the period	$132,366	$161,631

See accompanying notes.

IHS INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Shares of Class A Common Stock	Class A Common Stock	Shares of Class B Common Stock	Class B Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(Unaudited)
Balance at November 30, 2006	45,042	$453	13,750	$138	$175,027	$(7,551)	$400,029	$(2,905)	$565,191
Stock-based award activity	44	1	—	—	22,489	(1,999)	—	—	20,491
Excess tax benefit on vested shares	—	—	—	—	715	—	—	—	715
Repurchases of common stock	(581)	—	—	—	—	(23,410)	—	—	(23,410)
Shares issued for Jane’s Information Group acquisition	4,399	44	—	—	171,341	—	—	—	171,385
Net income	—	—	—	—	—	—	58,690	—	58,690
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	—	7,939	7,939
Comprehensive income, net of tax									66,629
Balance at August 31, 2007	48,904	$498	13,750	$138	$369,572	$(32,960)	$458,719	$5,034	$801,001

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

Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The accompanying condensed consolidated financial statements include our accounts and the accounts of our majority-owned domestic and foreign subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended November 30, 2006. The results of operations for the three and nine months ended August 31, 2007, are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

The year-end condensed consolidated balance sheet data was derived from the audited November 30, 2006, balance sheet.

Results Subject to Seasonal Variations

Historically, our business has had seasonal aspects. However, with the continued organic growth in our subscription-based business model combined with several acquisitions in recent years, our seasonal aspects have diminished. Our first quarter does benefit from the inclusion of the results from CERAWeek, an annual energy executive gathering.

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

Our effective tax rate for the third quarter of 2007 was 30.6% compared to 29.8% for the prior-year period. Our effective tax rate for the nine months ended August 31, 2007, was 31.9% compared to 32.1% for the nine months ended August 31, 2006.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in consolidated financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. We are required to adopt FIN 48 on December 1, 2007, the first day of our 2008 fiscal year. We are currently evaluating the impact of adopting FIN 48 on our financial position and results of operations.

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

2.     Business Combinations

All acquisitions are accounted for using the purchase method of accounting. The consolidated financial statements include all the assets and liabilities acquired and the results of operations from the respective dates of acquisition. Pro forma results related to the acquired businesses have not been presented as they did not have a material impact on our results of operations. Notable transactions for the nine months ended August 31, 2007, are discussed below.

Acquisitions

PCNAlert. On August 27, 2007, we announced we acquired the assets of PCNAlert from SupplyEdge, Inc., of Pasadena, Calif., for $10 million in an all-cash transaction. PCNAlert delivers leading component event management solutions, including product change notifications and end-of-life notifications for the electronic components industry.

John S. Herold, Inc. (Herold). On August 16, 2007, we announced the acquisition of Norwalk, CT-based Herold, an independent research firm that provides in-depth analyses and key financial and operational data on more than 400 global oil and gas companies. We acquired Herold for approximately $47.1 million, net of acquired cash, using existing cash on hand.

Strategic Decision Group Corporation’s Oil & Gas Consulting Practice (SDG). On July 17, 2007, we announced we acquired the assets of SDG, a provider of strategic consulting services to leading enterprises in the global oil and gas industry, for $8.4 million using $5.3 million of existing cash on-hand and a $3.1 million note payable. SDG will be managed as a service within Cambridge Energy Research Associates (CERA), an IHS company.

Jane’s Information Group (Jane’s). On June 12, 2007, we executed an agreement with Woodbridge International Holdings S.A. (Woodbridge) for the purchase of Jane’s, a leading provider of information to the defense industry and governments.  The parties completed the transaction on the same date.  Terms of the transaction included delivery of 4,399,000 shares of our Class A Common Stock valued at $171.4 million and less than $0.1 million in cash in exchange for all of the outstanding equity and debt of Jane’s. Woodbridge has agreed to a three-year lock-up agreement that restricts its ability to sell any IHS shares.

Geological Consulting Services (GCS). On June 6, 2007, we announced we acquired the inventory and assets of GCS of Houston—a provider of formation tops data files in electronic and other media covering South Texas, East Texas, North Louisiana, South Arkansas, Mississippi, Alabama and Florida—for $8.2 million using existing cash on hand.

RapiData. On March 21, 2007, we announced we acquired certain assets including the RapiData™ product, well known for its comprehensive well test, pressure and completions data for the Western Canadian Sedimentary Basin. IHS purchased RapiData from Rapid Technology Corporation of Calgary, Alberta, Canada, for approximately $6.3 million using existing cash on hand.

Geological Data Services Inc. (GDS). On January 11, 2007, we announced we acquired the majority of the assets of GDS of Addison, Texas, a provider of interpreted subsurface data “formation-tops” covering the Permian Basin, U.S. mid-continent and Rocky Mountain regions. We acquired GDS for $8.0 million using existing cash on hand.

The purchase prices for these 2007 acquisitions, excluding acquired cash and including acquisition-related costs, were initially allocated as follows (in thousands):

	Jane’s	Herold	All others	Total
Assets:
Current assets	$16,100	$3,597	$2,517	$22,214
Property and equipment	4,685	285	320	5,290
Intangible assets	94,500	29,200	16,135	139,835
Goodwill	115,545	30,285	24,813	170,643
Other long-term assets	223	—	—	223
Total assets	231,053	63,367	43,785	338,205
Liabilities:
Current liabilities	29,573	6,913	2,797	39,283
Deferred taxes	27,002	9,314	—	36,316
Other long-term liabilities	1,841	44	—	1,885
Total liabilities	58,416	16,271	2,797	77,484
Purchase price	$172,637	$47,096	$40,988	$260,721

3.     Restructuring and Offering Charges

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

A reconciliation of the related accrued restructuring liability as of August 31, 2007 was as follows:

Employee Severance and Other Termination Benefits
(In thousands)
Balance at November 30, 2006	$2,046
Less: Amount paid during the period ended August 31, 2007	(1,627)
Balance at August 31, 2007	$419

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

Operating results of the discontinued operations for the three and nine months ended August 31, 2007 and 2006 were as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2007	2006	2007	2006
	(In thousands)
Revenue	$—	$5	$—	$399
Loss from discontinued operations	$—	$(309)	$—	$(2,766)
Tax benefit	—	11	—	846
Loss from discontinued operations, net	$—	$(298)	$—	$(1,920)

5.     Commitments and Contingencies

We are a party to various legal proceedings that arise in the ordinary course of business. In the opinion of management, none of these actions, either individually or in the aggregate, is expected to have a material adverse affect on our financial condition, liquidity or results of operations.

6.     Goodwill and Intangible Assets

The following table presents details of our intangible assets, other than goodwill, as of August 31, 2007:

	Useful Life	Gross	Accumulated Amortization	Net
	(Years)	(In thousands)
Intangible assets subject to amortization:
Information databases	5-15	$132,590	$(10,854)	$121,736
Customer relationships	2-11	42,643	(6,907)	35,736
Non-compete agreements	5	5,297	(2,625)	2,672
Developed computer software	5	7,435	(2,158)	5,277
Other	3-11	1,355	(1,155)	200
Total		189,320	(23,699)	165,621
Intangible assets not subject to amortization:
Trademarks		29,252		29,252
Perpetual licenses		1,508	—	1,508
Total		30,760	—	30,760
Total intangible assets		$220,080	$(23,699)	$196,381

The following table presents details of our intangible assets, other than goodwill, as of November 30, 2006:

	Useful Life	Gross	Accumulated Amortization	Net
	(Years)	(In thousands)
Intangible assets subject to amortization:
Information databases	5-15	$24,600	$(5,535)	$19,065
Customer relationships	2-5	28,664	(1,904)	26,760
Non-compete agreements	5	3,844	(809)	3,035
Developed computer software	5	6,824	(1,244)	5,580
Other	3-11	2,042	(1,499)	543
Total		65,974	(10,991)	54,983
Intangible assets not subject to amortization:
Trademarks		9,509	—	9,509
Perpetual licenses		1,470	—	1,470
Total intangible assets		$76,953	$(10,991)	$65,962

The estimated future amortization expense of intangible assets is as follows:

Year	Amount
(In thousands)
Remainder 2007	$5,066
2008	19,633
2009	17,811
2010	15,828
2011	13,941

Amortization expense of intangible assets was $3.2 million and $2.7 million for the three months ended August 31, 2007 and 2006, respectively. Amortization expense of intangible assets was $9.1 million and $6.0 million for the nine months ended August 31, 2007 and 2006, respectively.

Changes in our goodwill from November 30, 2006, to August 31, 2007 were the result of acquisitions (see Note 2) and foreign-currency exchange-rate fluctuations.

7.     Other Comprehensive Income (Loss)

Our comprehensive income (loss) for the three and nine months ended August 31, 2007 and 2006 was as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2007	2006	2007	2006
	(In thousands)
Net income	$21,731	$16,074	$58,690	$42,472
Other comprehensive income (loss):
Foreign currency translation adjustment	4,160	(159)	7,939	8,648
Minimum pension liability adjustment	—	—	—	(323)
Unrealized gains on foreign currency hedges, net of tax	—	809	—	2,597
Unrealized gains on short-term investments, net of tax	—	5	—	25
Total other comprehensive income, net of tax	$25,891	$16,729	$66,629	$53,419

8.     Stock-based Compensation

On August 31, 2007, we had one share-based compensation plan: the Amended and Restated IHS Inc. 2004 Long-Term Incentive Plan (LTIP). The LTIP provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares, cash-based awards, other stock based awards and covered employee annual incentive awards. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the plans). The 2004 Directors Stock Plan, a sub-plan under the LTIP, provides for the grant of restricted stock and restricted stock units to non-employee directors as defined in that plan. We believe that such awards better align the interests of our employees and non-employee directors with those of our shareholders.

We have authorized a maximum of 7 million shares, minus the number of shares relating to any award granted and outstanding as of, or subsequent to, the effective date under any other of our equity compensation plans, unless shares used to satisfy such award are shares repurchased from the open market.

Stock-based compensation expense that has been charged against income for those plans was as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2007	2006	2007	2006
	(In thousands)
Cost of revenue	$383	$392	$839	$2,558
Selling, general and administrative	8,759	4,048	21,684	9,907
Stock-based compensation expense	$9,142	$4,440	$22,523	$12,465

Total income tax benefit recognized in the income statement for share-based compensation arrangements for the three and nine months ended August 31 was as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2007	2006	2007	2006
			(In thousands)
Income tax benefit	$3,383	$1,643	$8,334	$4,612

No compensation cost was capitalized during the three and nine months ended August 31, 2007 and 2006.

SFAS 123(R) requires forfeitures to be estimated at the grant date. Accordingly, compensation cost is recognized based on the number of awards expected to vest. There may be adjustments in future periods if actual forfeitures differ from our estimates. Our forfeiture rate is based upon historical experience as well as anticipated employee turnover considering certain qualitative factors.

Total compensation expense related to nonvested awards, both share awards and stock options, not yet recognized was $57.8 million as of August 31, 2007, with a weighted-average recognition period of approximately 1¾ years. Total compensation expense related to nonvested awards, both share awards and stock options, not yet recognized was $34.6 million as of August 31, 2006, with a weighted-average recognition period of approximately two years.

Nonvested Stock. Share awards generally vest from one to four years. Share awards are generally subject to graded vesting but we do have a limited number of share awards subject to cliff vesting. The fair value of nonvested stock is based on the fair value of our common stock on the date of grant. We amortize the value of share awards to expense over the vesting period on a straight-line basis. For awards with performance conditions, an evaluation is made each quarter as to the likelihood of the performance criteria being met and the expected number of share to vest. Certain of our performance grants allow for incremental shares to be issued if “stretch” targets are met. Compensation expense is then adjusted to reflect the number of shares expected to vest and the cumulative vesting period met to date.

A summary of the status of our nonvested shares as of August 31, 2007, and changes during the nine months ended August 31, 2007, was as follows:

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands)
Balances, November 30, 2006	1,721	$18.57
Granted	1,439	$38.59
Vested	(212)	$23.56
Forfeited	(109)	$27.64
Balances, August 31, 2007	2,839	$28.01

The total fair value of nonvested stock that vested during the nine months ended August 31, 2007, was $9.5 million based on the weighted-average fair value on the vesting date and $5.0 million based on the weighted-average fair value on the date of grant.

Stock Options. Option awards are granted with an exercise price equal to the fair market value of our stock at the date of grant. Options outstanding as of August 31, 2007, vest in accordance with terms over a period of 3-to-4 years of continuous service and have 8-year contractual terms.

The fair value of each option award was estimated on the date of grant using the Black-Scholes pricing model that used the assumptions noted in the following table:

	Nine Months Ended August 31,
	2007	2006
Dividend yield	0.0%	0.0%
Expected volatility	30.66%	27.83%
Risk-free interest rate	4.92%	5.00%
Expected term (in years)	5.0	6.0
Weighted average fair value of stock options granted	$13.57	$11.77

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

The following table summarized changes in outstanding stock options during the nine months ended August 31, 2007, as well as options that are vested and expected to vest and stock options exercisable at August 31, 2007:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at November 30, 2006	99	$30.80
Granted	193	$37.65
Exercised	—	—
Forfeited	(3)	$37.65
Outstanding at August 31, 2007	289	$35.31	2.5	$4,386
Vested and expected to vest at August 31, 2007	285	$35.31	2.5	$4,386
Exercisable at August 31, 2007	—	—	—	$—

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of our common stock on August 31, 2007, which was $50.47, and the exercise price, multiplied by the number of in-the-money stock options as of the same date. This represents the amount that would have been received by the stock option holders if they had all exercised their stock options on August 31, 2007. In future periods, this amount will change depending on fluctuations in our stock price. The total intrinsic value of stock options exercised during the three and nine months ended August 31, 2007 was $0.

9.     Pensions and Postretirement Benefits

We have defined-benefit plans and defined-contribution plans. Our defined-benefit plans consist of a non-contributory retirement plan for all of our U.S. employees with at least one year of service (U.S. RIP), a pension plan that covers certain employees of one of our United Kingdom-based subsidiaries (U.K. RIP), and a supplemental income plan (SIP) for certain company executives.

Our net periodic pension (income) expense was comprised of the following:

	Three Months Ended August 31, 2007				Three Months Ended August 31, 2006
	U.S. RIP	U.K. RIP	SIP	Total	U.S. RIP	U.K. RIP	SIP	Total
	(In thousands)
Service costs incurred	$1,569	$293	$48	$1,910	$1,269	$234	$32	$1,535
Interest costs on projected benefit obligation	2,720	530	86	3,336	2,651	410	97	3,158
Expected return on plan assets	(5,077)	(458)	—	(5,535)	(5,071)	(391)	—	(5,462)
Amortization of prior service cost (benefit)	(119)	—	12	(107)	(118)	—	23	(95)
Amortization of actuarial loss	375	307	20	702	224	157	25	406
Amortization of transitional obligation/(asset)	(142)	—	11	(131)	(142)	—	10	(132)
Settlement expense	—	—	570	570	—	—	—	—
Net periodic pension benefit (income) expense	$(674)	$672	$747	$745	$(1,187)	$410	$187	$(590)

	Nine Months Ended August 31, 2007				Nine Months Ended August 31, 2006
	U.S. RIP	U.K. RIP	SIP	Total	U.S. RIP	U.K. RIP	SIP	Total
	(In thousands)
Service costs incurred	$4,707	$867	$144	$5,718	$3,483	$661	$105	$4,249
Interest costs on projected benefit obligation	8,159	1,569	272	10,000	8,013	1,155	295	9,463
Expected return on plan assets	(15,232)	(1,356)	—	(16,588)	(15,181)	(1,101)	—	(16,282)
Amortization of prior service cost (benefit)	(355)	—	34	(321)	(262)	—	82	(180)
Amortization of actuarial loss	1,124	909	80	2,113	699	441	74	1,214
Amortization of transitional obligation/(asset)	(426)	—	31	(395)	(426)	—	30	(396)
Settlement expense	—	—	570	570	—	—	—	—
Net periodic pension benefit (income) expense	$(2,023)	$1,989	$1,131	$1,097	$(3,674)	$1,156	$586	$(1,932)

Our net periodic post-retirement benefit (income) expense was comprised of the following for the three and nine months ended August 31:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2007	2006	2007	2006
	(In thousands)
Service costs incurred	$34	$38	$103	$254
Interest costs	148	145	444	583
Amortization of prior service amounts	(808)	(807)	(2,422)	(1,883)
Amortization of net actuarial loss	138	133	413	352
Net periodic post-retirement benefit (income) expense	$(488)	$(491)	$(1,462)	$(694)

10.  Earnings per Share

Earnings per common share (EPS) are computed in accordance with SFAS No. 128, Earnings per Share. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common shares.

Our authorized capital stock consists of 80,000,000 shares of Class A common stock and 13,750,000 shares of Class B common stock. These classes have equal dividend rights and liquidation rights. However, the holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share on all matters to be voted upon by the stockholders. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock and will automatically convert, without any action by the holder, upon the earlier of the occurrence of specified events or November 16, 2009. On June 12, 2007, we issued 4,399,000 shares of our Class A common stock valued at $171.4 million and less than $0.1 million in cash in exchange for all of the outstanding equity and debt of Jane’s Information Group.

We use the two-class method for computing basic and diluted EPS amounts. We calculated undistributed earnings as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2007	2006	2007	2006
	(In thousands)
Net income	$21,731	$16,074	$58,690	$42,472
Less: dividends	—	—	—	—
Undistributed earnings	$21,731	$16,074	$58,690	$42,472

Weighted average common shares outstanding are calculated as follows:

	Three Months Ended August 31,
	2007		2006
	Class A	Class B	Class A	Class B
	(In thousands)
Weighted average common shares outstanding:
Shares used in basic per-share calculation	47,367	13,750	43,299	13,750
Effect of dilutive securities:
Deferred stock units	20	—	9	—
Restricted shares	1,039	—	31	—
Options	21	—	1	—
Assumed conversion of Class B shares	13,750	—	13,750	—
Shares used in diluted per-share calculation	62,197	13,750	57,090	13,750

	Nine Months Ended August 31,
	2007		2006
	Class A	Class B	Class A	Class B
	(In thousands)
Weighted average common shares outstanding:
Shares used in basic per-share calculation	44,954	13,750	42,568	13,750
Effect of dilutive securities:
Deferred stock units	5	—	68	—
Restricted shares	899	—	46	—
Options	8	—	1	—
Assumed conversion of Class B shares	13,750	—	13,750	—
Shares used in diluted per-share calculation	59,616	13,750	56,433	13,750

Undistributed earnings and calculated basic and diluted EPS amounts are calculated as follows:

	Three Months Ended August 31,
	2007		2006
	Class A	Class B	Class A	Class B
	(In thousands)
Basic
Weighted average shares outstanding	47,367	13,750	43,299	13,750
Divided by: Total weighted average shares outstanding (Class A and Class B)	61,117	61,117	57,049	57,049
Multiplied by: Undistributed earnings	$21,731	$21,731	$16,074	$16,074
Subtotal	$16,842	$4,889	$12,200	$3,874
Divided by: Weighted average shares outstanding	47,367	13,750	43,299	13,750
Earnings per share	$0.36	$0.36	$0.28	$0.28

Diluted
Weighted average shares outstanding	62,197	13,750	57,090	13,750
Divided by: Total weighted average shares outstanding (Class A and Class B)	62,197	62,197	57,090	57,090
Multiplied by: Undistributed earnings	$21,731	$21,731	$16,074	$16,074
Subtotal	$21,731	$4,804	$16,074	$3,871
Divided by: Weighted average shares outstanding	62,197	13,750	57,090	13,750
Earnings per share	$0.35	$0.35	$0.28	$0.28

	Nine Months Ended August 31,
	2007		2006
	Class A	Class B	Class A	Class B
	(In thousands)
Basic
Weighted average shares outstanding	44,954	13,750	42,568	13,750
Divided by: Total weighted average shares outstanding (Class A and Class B)	58,704	58,704	56,318	56,318
Multiplied by: Undistributed earnings	$58,690	$58,690	$42,472	$42,472
Subtotal	$44,943	$13,747	$32,102	$10,370
Divided by: Weighted average shares outstanding	44,954	13,750	42,568	13,750
Earnings per share	$1.00	$1.00	$0.75	$0.75

Diluted
Weighted average shares outstanding	59,616	13,750	56,433	13,750
Divided by: Total weighted average shares outstanding (Class A and Class B)	59,616	59,616	56,433	56,433
Multiplied by: Undistributed earnings	$58,690	$58,690	$42,472	$42,472
Subtotal	$58,690	$13,536	$42,472	$10,348
Divided by: Weighted average shares outstanding	59,616	13,750	56,433	13,750
Earnings per share	$0.98	$0.98	$0.75	$0.75

11.  Segment Information

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

No single customer accounted for 10% or more of our total revenue for the three and nine months ended August 31, 2007 or 2006. There are no material inter-segment revenues for any period presented.

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

	Energy	Engineering	Shared Services	Consolidated Total
	(In thousands)
Three Months Ended August 31, 2007
Revenue	$93,484	$89,872	$—	$183,356
Segment operating income	30,859	15,482	(16,869)	29,472
Depreciation and amortization	3,116	3,403	599	7,118
Three Months Ended August 31, 2006
Revenue	$75,848	$64,075	$—	$139,923
Segment operating income	20,815	11,986	(11,022)	21,779
Depreciation and amortization	2,583	1,301	334	4,218

	Energy	Engineering	Shared Services	Consolidated Total
	(In thousands)
Nine Months Ended August 31, 2007
Revenue	$269,058	$221,819	$—	$490,877
Segment operating income	86,777	40,292	(45,828)	81,241
Depreciation and amortization	8,711	6,215	1,693	16,619
Nine Months Ended August 31, 2006
Revenue	$214,461	$188,183	$—	$402,644
Segment operating income	59,943	32,070	(30,261)	61,752
Depreciation and amortization	6,090	4,027	813	10,930

12.  Subsequent Event

On September 7, 2007, we entered into an amended and restated credit agreement (the Revolver). The $385 million unsecured revolving credit agreement allows us, under certain conditions, to increase the facility to a maximum of $500 million. The agreement expires in September 2012.

The interest rates for borrowing under the Revolver are based upon our Leverage Ratio, which is the ratio of Consolidated Funded Indebtedness to rolling four quarter Consolidated Earnings Before Interest Expense, Taxes, Depreciation and Amortization (EBITDA), as defined in the Revolver. The rate ranges from the applicable LIBOR plus 50 basis points to 125 basis points or the agent bank’s base rate. A commitment fee is payable periodically and ranges from 10 to 25 basis points based upon our Leverage Ratio. The Revolver contains certain financial and other covenants, including limitations on capital lease obligations and maximum Leverage and Interest Coverage Ratios, as defined in the Revolver.

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

Our customers rely on these offerings to facilitate decision making, support key processes, and improve productivity. For example, major global oil companies use our offerings to support a broad range of decision-making processes that identify attractive exploration investments, assess the likelihood of successful oil production projects, and develop detailed planning scenarios. We also, for example, provide some of the largest aerospace companies with desktop access to industry specifications and standards; parts, logistics, and procurement data; engineering methods; and related analytical tools.

We sell our offerings primarily through subscriptions. As a result of our subscription-based business model and historically high renewal rates, we generate recurring revenue and cash flow. We generally recognize revenue from subscriptions (which are usually for one-year periods) ratably over the term of the subscription. Historically, our business has had seasonal aspects. However, with the continued organic growth in our subscription-based business model combined with several acquisitions in recent years, our seasonal aspects have diminished. Our first quarter does benefit from the inclusion of the results from CERAWeek, an annual energy executive gathering.

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

We serve some of the world’s largest corporations across multiple industries, as well as governments and other organizations, in more than 100 countries. We generate approximately half of our total revenue from outside the United States. Our primary operations outside the United States are in the United Kingdom, Canada, and Switzerland. Our

operating profit outside the United States has historically exceeded our domestic operating profit. We manage our business through our Energy and Engineering operating segments.

Acquisitions

Acquisitions for the nine months ended August 31, 2007, are discussed below.

PCNAlert. On August 27, 2007, we announced we acquired the assets of PCNAlert from SupplyEdge, Inc., of Pasadena, Calif., for $10 million in an all-cash transaction. PCNAlert delivers leading component event management solutions, including product change notifications and end-of-life notifications for the electronic components industry.

John S. Herold, Inc. (Herold). On August 16, 2007, we announced the acquisition of Norwalk, CT-based Herold, an independent research firm that provides in-depth analyses and key financial and operational data on more than 400 global oil and gas companies. We acquired Herold for approximately $47.1 million, net of acquired cash, using existing cash on hand.

Strategic Decision Group Corporation’s Oil & Gas Consulting Practice (SDG). On July 17, 2007, we announced we acquired the assets of SDG, a provider of strategic consulting services to leading enterprises in the global oil and gas industry, for $8.4 million using $5.3 million of existing cash on-hand and a $3.1 million note payable. SDG will be managed as a service within Cambridge Energy Research Associates (CERA), an IHS company.

Jane’s Information Group (Jane’s). On June 12, 2007, we executed an agreement with Woodbridge International Holdings S.A. (Woodbridge) for the purchase of Jane’s, a leading provider of information to the defense industry and governments.  The parties completed the transaction on the same date.  Terms of the transaction included delivery of 4,399,000 shares of our Class A Common Stock valued at $171.4 million and less than $0.1 million in cash in exchange for all of the outstanding equity and debt of Jane’s. Woodbridge has agreed to a three-year lock-up agreement that restricts its ability to sell any IHS shares.

Geological Consulting Services (GCS). On June 6, 2007, we announced we acquired the inventory and assets of GCS of Houston—a provider of formation tops data files in electronic and other media covering South Texas, East Texas, North Louisiana, South Arkansas, Mississippi, Alabama and Florida—for $8.2 million using existing cash on hand.

RapiData. On March 21, 2007, we announced we acquired certain assets including the RapiData™ product, well known for its comprehensive well test, pressure and completions data for the Western Canadian Sedimentary Basin. IHS purchased RapiData from Rapid Technology Corporation of Calgary, Alberta, Canada, for approximately $6.3 million using existing cash on hand.

Geological Data Services Inc. (GDS). On January 11, 2007, we announced we acquired the majority of the assets of GDS of Addison, Texas, a provider of interpreted subsurface data “formation-tops” covering the Permian Basin, U.S. mid-continent and Rocky Mountain regions. We acquired GDS for $8.0 million using existing cash on hand.

The purchase prices for these 2007 acquisitions, excluding acquired cash and including acquisition-related costs, were initially allocated as follows (in thousands):

	Jane’s	Herold	All others	Total
Assets:
Current assets	$16,100	$3,597	$2,517	$22,214
Property and equipment	4,685	285	320	5,290
Intangible assets	94,500	29,200	16,135	139,835
Goodwill	115,545	30,285	24,813	170,643
Other long-term assets	223	—	—	223
Total assets	231,053	63,367	43,785	338,205
Liabilities:
Current liabilities	29,573	6,913	2,797	39,283
Deferred taxes	27,002	9,314	—	36,316
Other long-term liabilities	1,841	44	—	1,885
Total liabilities	58,416	16,271	2,797	77,484
Purchase price	$172,637	$47,096	$40,988	$260,721

Segment Information

	Three Months Ended August 31,		Nine Months Ended August 31,
	2007	2006	2007	2006
	(In thousands)
Energy revenue	$93,484	$75,848	$269,058	$214,461
Engineering revenue	89,872	64,075	221,819	188,183
Total consolidated revenue	$183,356	$139,923	$490,877	$402,644
Energy operating income	$30,859	$20,815	$86,777	$59,943
Engineering operating income	15,482	11,986	40,292	32,070
Shared services expenses	(16,869)	(11,022)	(45,828)	(30,261)
Consolidated operating income	$29,472	$21,779	$81,241	$61,752

Three Months Ended August 31, 2007 Compared to the Three Months Ended August 31, 2006

Revenue. Revenue was $183.4 million for the three months ended August 31, 2007, compared to $139.9 million for the three months ended August 31, 2006, an increase of $43.4 million or 31%. Revenue increased primarily due to organic growth, which contributed $20.5 million. Acquisitions grew revenue by $19.4 million and the impact of foreign currency added $3.6 million.

Revenue for our Energy segment was $93.5 million for the three months ended August 31, 2007, compared to $75.8 million for the three months ended August 31, 2006, an increase of $17.6 million or 23%. The increase was principally due to organic growth, which contributed $12.3 million. Additionally, acquisitions added $3.6 million. Favorable foreign currency rates contributed $1.7 million of revenue growth. Organic growth during the third quarter of 2007 was primarily driven by price increases, growth in certain critical information subscription products, and higher demand for services.

Revenue for our Engineering segment was $89.9 million for the three months ended August 31, 2007, compared to $64.1 million for the three months ended August 31, 2006, an increase of $25.8 million or 40%. Acquisitions added $15.7 million, organic growth contributed $8.2 million and foreign currency movements added $1.9 million. The majority of the organic growth was caused by sales from the once-every-three-year release of a certain engineering standard, the Boiler Pressure Vessel Code.

 Cost of Revenue. Cost of revenue was $83.0 million for the three months ended August 31, 2007, compared to $64.3 million for the three months ended August 31, 2006, an increase of $18.7 million or 29%. As a percentage of revenue, cost of revenue decreased to 45.3% from 46.0%. Margins within our Energy segment increased principally due to the additional revenue discussed above coupled with our ability to leverage a relatively fixed-cost structure. Margins from our Engineering segment decreased slightly principally due to the once-every-three-year release of a certain engineering standard, the Boiler Pressure Vessel Code, which carries a lower gross margin than our overall Engineering offerings.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) were $66.5 million for the three months ended August 31, 2007, compared to $50.5 million for the three months ended August 31, 2006, an increase of $16.0 million or 32%. Stock-based compensation expense included in SG&A increased $4.7 million. As a percentage of revenue and excluding stock-based compensation expense, SG&A was 31.5% for the three months ended August 31, 2007, down from 33.2% for the three months ended August 31, 2006. Acquisitions contributed $7.4 million of the increase. SG&A increased organically due to several reasons, including increased selling expense because of higher sales and a revised commission structure, costs associated with our ongoing transformational initiatives, and merit increases. Foreign-currency movements also increased SG&A by $1.0 million.

Depreciation and Amortization Expenses. Depreciation and amortization expenses were $7.1 million for the three months ended August 31, 2007, compared to $4.2 million for the three months ended August 31, 2006, an increase of $2.9 million or 69%. The increase was primarily due to acquisitions.

Operating Income. Operating income was $29.5 million for the three months ended August 31, 2007, compared to $21.8 million for the three months ended August 31, 2006, an increase of $7.7 million or 35%. As a percentage of revenue, operating income increased to 16.1% for the three months ended August 31, 2007, from 15.6% for the three months ended August 31, 2006.

Operating income for our Energy segment was $30.9 million for the three months ended August 31, 2007, compared to $20.8 million for the three months ended August 31, 2006, an increase of $10.0 million or 48%. The increase was principally due to the additional revenue discussed above coupled with our ability to leverage a relatively fixed-cost structure. Acquisitions contributed $1.0 million.

 Operating income for our Engineering segment was $15.5 million for the three months ended August 31, 2007, compared to $12.0 million for the three months ended August 31, 2006, an increase of $3.5 million or 29%. Operating income increased due to the once-every-three-year release of a certain engineering standard, the Boiler Pressure Vessel Code, and increased sales in our subscriptions-based business partially offset by lower services revenue, which decreased due to our fourth-quarter-2006 restructuring, and lower sales of retail products. Costs were relatively flat as reduced headcount and cost savings from our fourth-quarter-2006 restructuring offset merit increases.

Operating expenses for our shared services were $16.9 million for the three months ended August 31, 2007, compared to $11.0 million for the three months ended August 31, 2006, an increase of $5.8 million or 53%. Increased stock-based compensation expense contributed $4.7 million. Costs associated with our ongoing transformational initiatives and merit-based salary increases also contributed to the increase. These increases were partially offset by a $2.8 million foreign-exchange transactional gain; the underlying transaction has since been hedged.

Nine Months Ended August 31, 2007 Compared to the Nine Months Ended August 31, 2006

Revenue. Revenue was $490.9 million for the nine months ended August 31, 2007, compared to $402.6 million for the nine months ended August 31, 2006, an increase of $88.2 million or 22%. Revenue increased primarily due to organic growth, which contributed $50.4 million. Acquisitions grew revenue by $28.3 million and the impact of foreign currency added $9.6 million.

Revenue for our Energy segment was $269.1 million for the nine months ended August 31, 2007, compared to $214.5 million for the nine months ended August 31, 2006, an increase of $54.6 million or 25%. The increase was principally due to organic growth, which contributed $38.7 million. Additionally, acquisitions added $12.0 million. Favorable foreign currency movements grew revenue by $3.9 million. Organic growth during the first nine months of 2007 was primarily driven by price increases, growth in certain critical-information subscription products and our decision-support tools, stronger results from CERAWeek, and higher demand for services.

Revenue for our Engineering segment was $221.8 million for the nine months ended August 31, 2007, compared to $188.2 million for the nine months ended August 31, 2006, an increase of $33.6 million or 18%. Acquisitions added $16.3 million. Organic growth contributed $11.6 million. Also, foreign currency movements grew revenue $5.7 million. Organic growth was partially driven by sales from the once-every-three-year release of a certain engineering standard, the Boiler Pressure Vessel Code. Also, increased sales in our specifications-and-standards and parts-management offerings were partially offset by lower services revenue, which decreased due to our fourth-quarter-2006 restructuring.

Cost of Revenue. Cost of revenue was $216.5 million for the nine months ended August 31, 2007, compared to $188.4 million for the nine months ended August 31, 2006, an increase of $28.2 million or 15%. As a percentage of revenue, cost of revenue decreased to 44.1% from 46.8%. Margins within our Energy segment increased principally due to the additional revenue discussed above coupled with our ability to leverage a relatively fixed-cost structure. Similarly, margins within our Engineering segment improved slightly, principally due to increased revenue, discussed above, and relatively flat expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) were $181.0 million for the nine months ended August 31, 2007, compared to $143.3 million for the nine months ended August 31, 2006, an increase of $37.6 million or 26%. Stock-based compensation expense increased $11.8 million. As a percentage of revenue and excluding stock-based compensation expense, SG&A was 32.5% for the nine months ended August 31, 2007, down from 33.1% for the nine months ended August 31, 2006. SG&A increased due to several reasons, including increased selling expense because of higher sales and a revised commission structure, costs associated with our human resources information system implementation and our ongoing transformational initiatives, and merit-based salary increases. Acquisitions contributed $8.6 million of the increase. Foreign-currency movements also increased SG&A by $2.8 million.

Depreciation and Amortization Expenses. Depreciation and amortization expenses were $16.6 million for the nine months ended August 31, 2007, compared to $10.9 million for the nine months ended August 31, 2006, an increase of $5.7 million or 52%. The increase was primarily due to acquisitions.

Operating Income. Operating income was $81.2 million for the nine months ended August 31, 2007, compared to $61.8 million for the nine months ended August 31, 2006, an increase of $19.5 million or 32%. As a percentage of revenue, operating income increased to 16.6% for the nine months ended August 31, 2007 from 15.3% for the nine months ended August 31, 2006.

Operating income for our Energy segment was $86.8 million for the nine months ended August 31, 2007, compared to $59.9 million for the nine months ended August 31, 2006, an increase of $26.8 million or 45%. The increase was primarily attributable to increased revenue discussed above coupled with our ability to leverage a relatively fixed-cost structure. Acquisitions contributed $5.0 million, and foreign exchange movements added $0.7 million.

 Operating income for our Engineering segment was $40.3 million for the nine months ended August 31, 2007, compared to $32.1 million for the nine months ended August 31, 2006, an increase of $8.2 million or 26%. Operating income increased due to sales from the once-every-three-year release of a certain engineering standard, the Boiler Pressure Vessel Code. Additionally, increased sales in our subscriptions-based business were partially offset by lower services revenue, due to our fourth-quarter-2006 restructuring. Costs were relatively flat as reduced headcount and cost savings from our fourth-quarter-2006 restructuring offset merit-based salary increases.

Operating expenses for our shared services were $45.8 million for the nine months ended August 31, 2007, compared to $30.3 million for the nine months ended August 31, 2006, an increase of $15.6 million or 51%. Increased stock-based compensation expense contributed $10.0 million. Costs associated with our human resources information system implementation and our ongoing transformational initiatives and merit-based salary increases also contributed to the increase.

Liquidity and Capital Resources

As of August 31, 2007, we had cash and cash equivalents of $132.4 million, short-term investments of $16.9 million, and virtually no debt. We have generated strong cash flows from operations over the last few years. As a result of these factors, as well as the availability of funds under our credit facility, we believe we will have sufficient cash to meet our working capital and capital expenditure needs.

Our future capital requirements will depend on many factors, including the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products, changing technology, and the continued market acceptance of our offerings. We could be required, or could elect, to seek additional funding through public or private equity or debt financing for any possible future acquisitions. Additional funds may not be available on terms acceptable to us or at all. We expect our capital expenditures, excluding potential acquisitions, to be less than $11 million for 2007.

Share Repurchase Program

As announced last year, our board of directors approved a plan allowing us to acquire up to one million of our Class A common shares per year in the open market to help offset the dilutive effect of our employee equity programs. We purchased 580,862 shares during the first nine months of 2007 for approximately $23.4 million, or an average price of $40.30 per share.

Cash Flows

Net cash provided by operating activities was $88.8 million for the nine months ended August 31, 2007, compared to $94.2 million for the nine months ended August 31, 2006, a decrease of $5.4 million. The decrease was generated by several factors. Net operating cash flow in 2007 includes one additional U.S. payroll versus the prior year accounting for a $4.1 million decrease. Net operating cash flow in 2007 was adversely affected by approximately $2.5 million due to cash used to purchase the entire Boiler Pressure Vessel Code, a once-every-three-year product release, inventory in the third quarter while a portion of the customer receipts will be collected in the fourth quarter. Our annual bonus payments, which are paid in the first quarter each year, were approximately $7 million higher in 2007 than in 2006. Receivable collections were robust at the end of 2006, enhancing 2006 cash flow at the expense of 2007. The effective rate of our cash paid for tax has increased slightly in 2007, adversely affecting cash flow in 2007.

 Net cash used in investing activities was $110.3 million for the nine months ended August 31, 2007, compared to $73.8 million for the nine months ended August 31, 2006. The change is driven primarily by purchases and sales of short-term investments. During the third quarter of 2007, we began purchasing short-term tax-exempt municipal securities.

Net cash used in financing activities was $25.2 million for the nine months ended August 31, 2007. Net cash provided by financing activities was $7.2 million during the nine months ended August 31, 2006. Beginning first quarter 2007, we started purchasing our own common stock in the open market. We repurchased 580,862 shares for approximately $23.4 million.

Credit Facility

On September 7, 2007, we entered into an amended and restated credit agreement (the Revolver). The $385 million unsecured revolving credit agreement allows us, under certain conditions, to increase the facility to a maximum of $500 million. The agreement expires in September 2012.

The interest rates for borrowing under the Revolver are based upon our Leverage Ratio, which is the ratio of Consolidated Funded Indebtedness to rolling four quarter Consolidated Earnings Before Interest Expense, Taxes, Depreciation and Amortization (EBITDA), as defined in the Revolver. The rate ranges from the applicable LIBOR plus 50 basis points to 125 basis points or the agent bank’s base rate. A commitment fee is payable periodically and ranges from 10 to 25 basis points based upon our Leverage Ratio. The Revolver contains certain financial and other covenants, including limitations on capital lease obligations and maximum Leverage and Interest Coverage Ratios, as defined in the Revolver.

As of August 31, 2007, we were in compliance with all of the covenants in the agreement and had no outstanding borrowings. However, we had letters of credit totaling approximately $1.8 million as of August 31, 2007, which serve to reduce the amount available for borrowing.

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

For information regarding our exposure to certain market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2006 Form 10-K. There were no material changes to our market risk exposure during the first nine months of 2007.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and (b) are inapplicable.

(c)	The following table provides a month-to-month summary of the share repurchase activity under the current stock repurchase program during the nine months ended August 31, 2007:

Period	Total Number of Shares Purchased	Average Fair Market Value per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
December 1 – December 31, 2006	—	$—	—		1,000,000
January 1 – January 31, 2007	54,000	$37.59	54,000		946,000
February 1 – February 28, 2007	146,000	$38.01	146,000		800,000
March 1 – March 31, 2007	96,762	$37.56	96,762		703,238
April 1 – April 30, 2007	103,238	$40.64	103,238		600,000
May 1 – May 31, 2007	—	$—	—		600,000
June 1 – June 30, 2007	93,500	$42.47	93,500		506,500
July 1 – July 31, 2007	7,900	$45.94	7,900		498,600
August 1 – August 31, 2007	79,462	$46.13	79,462		419,138
Total	580,862	$40.30	580,862	(1)	419,138	(1)

(1)   During 2006, our board of directors authorized the repurchase of up to one million shares of IHS Class A common stock to offset the dilutive effect of our employee equity programs. Repurchases will be made from time to time in the open market. This table does not include the surrender of common shares by employees to the company to cover taxes due by employees upon the vesting of employee-equity awards.

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

*                 Filed electronically herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 28, 2007.

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