Form 10-K
period 2007-11-30
IHS Inc.
filed 2008-01-24
CIK 1316360

Use these links to rapidly review the document
TABLE OF CONTENTS
Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Mark One)
For the fiscal year ended November 30, 2007
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    ☐ YES        ☒ NO

          The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the closing price for the Common Stock as reported on the New York Stock Exchange composite tape on the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $848 million. All executive officers, directors, and holders of 5% or more of the outstanding Common Stock of the registrant have been deemed, solely for purposes of the foregoing calculation, to be "affiliates" of the registrant.

          As of December 31, 2007, there were 48,754,266 shares of the registrant's Class A Common Stock outstanding and 13,750,000 shares of the registrant's Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          The information required by Part III of the Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 23, 2008, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant's fiscal year.

i

FORWARD-LOOKING STATEMENTS

        We have made statements under the captions "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Business and Properties" and in other sections of this Form 10-K that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as "may," "might," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," or "continue," the negative of these terms, and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties, and assumptions, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance, or achievements to differ materially from the results, level of activity, performance, or achievements expressed or implied by the forward-looking statements. In particular, you should consider the risks outlined under "Risk Factors."

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

* * * *

  Fiscal Year End

        Our fiscal years end on November 30 of each year. Unless otherwise indicated, references herein to an individual year means the fiscal year ended November 30. For example, "2007" refers to the fiscal year ended November 30, 2007.

ii

PART I

Item 1.    Business

Overview

        IHS is a leading provider and comprehensive source of Critical Information and Insight in a sizable and growing global information market. Our customers rely on our products and services to facilitate crucial decision-making, support key processes, and improve productivity. We provide information-driven solutions to meet our customers' needs, which include gaining insight into global energy market movements, managing product lifecycles, meeting growing environmental challenges, and assessing national or corporate security issues. IHS customers range from governments and large multinational corporations to small companies and technical professionals, doing business in more than 180 countries.

        At the heart of our Critical Information products and services is data obtained from public sources, third parties, and our own proprietary databases. We transform that data into Critical Information and Insight that is both useful to our customers and available where and when they need it by combining data with our proprietary and third-party technology to create graphical user interfaces, interactive search and navigation tools, and online databases. We deliver these products primarily through Internet-based applications and portals. In many cases, the combination of our data with these Internet-based tools provides the customer with a unique solution. Some products are also delivered through traditional media. We further transform our Critical Information into Insight products and services with analysis from our teams of experts.

        IHS has a leading position in vertical markets we serve. We sell our offerings primarily though online subscriptions to our numerous software tools, search interfaces, and analytical services. As a result of our subscription-based business model and historically high renewal rates, we generate recurring revenue and cash flow. IHS also has a scalable operating model that we believe offers significant operating leverage. Our compelling strategies, discussed later, combined with an experienced management team continue to drive profitable growth. IHS was organized as a Delaware corporation in 1994. We have been in business since 1959 and employ more than 3,000 people worldwide.

Vision

        Our vision is to be the Source for Critical Information and Insight. When Critical Information or Insight—or both—are mission-critical to our customers in achieving their business goals anywhere around the globe, we intend to be the source that they trust, rely upon, and come to first. Over many years, we have established our reputation for providing high-quality solutions to customers' information needs. In recent years, we have executed a shift to Internet-based tools and portals that better meet the demands of our customers' businesses. And in the past year we have targeted the information needs of our customers by identifying four specific information "domains" (Energy, Product Lifecycle, Security, and Environmental) where we believe we have the best opportunity to be the Source for our customers.

        Each of these four strategic information domains represents a significant market opportunity and our goal is to be the leading source of Critical Information and Insight in each of them. In addition, these domains are often inter-related and inter-linked; thus the intersections between them represent areas of critical interest for our customers and a further market opportunity for IHS.

        Since these four information domains represent areas where our customers have needs for Critical Information and Insight, we use these domains to set priorities and design our business objectives. As we continue to deliver Critical Information and Insight in those four information domains, we prepare and analyze our financial reports to include each of the four domains in our two operating segments. Our Energy segment is focused primarily on the Energy information domain while our Engineering segment is focused primarily on the Product Lifecycle, Security, and Environmental information domains. However, as discussed below, some of our greatest opportunities to serve our customers occur in the intersection of these information domains. Accordingly, there may be increasing overlap among information domains and between our two operating segments. We expect that overlap, as well as the ongoing evolution of our operating model, to drive changes in the way we manage our business. As those changes continue, the way we discuss our business and report on our operating segments may change.

Information Domains

        The Energy domain encompasses exploration and production of hydrocarbons through to distribution, power generation, and consumption. Examples of Critical Information and Insight in the Energy domain include:

  •
  Internet-based tools and portals that integrate IHS and customer data to enable our customers to perform geological, engineering, and financial analyses;

  •
  basin, field, well, fiscal term, and other geological and financial data to support oil and gas exploration activities and valuations;

  •
  cost indicies to assist oil and electric power companies in expenditure planning and decision-making;

  •
  strategic advisory services to assess energy markets, strategies, and industry trends; and

  •
  coal industry market activity and price information.

        The Product Lifecycle domain contains information required to take a product from conception to research and development on through to production, maintenance, and disposal. Examples of Critical Information and Insight in the Product Lifecycle domain include:

  •
  interactive tools accessed online through our Product Lifecycle portal;

  •
  design methods to aid in complex and capital-intensive research and development;

  •
  industry standards and specifications to aid in all phases of a product's lifecycle;

  •
  technical attributes and lifecycle information on component parts to drive part selection decisions; and

  •
  services supporting the management of parts information in factories and plants, critical for maintaining plant uptime.

        The Security domain contains information and insight to assist in security planning, from preparation through to crisis response and military action. Examples of Critical Information and Insight in the Security domain include:

  •
  our online "intelligence center" that includes analytical tools on an Internet-based portal;

  •
  comprehensive information on weapon systems world-wide;

  •
  analysis and insight on terrorist activities; and

  •
  insight supporting risk assessment on regions and supply chains.

        The Environmental domain contains information and tools that support compliance with environmental regulations and related issues. Examples of Critical Information and Insight in the Environmental domain include:

  •
  interactive tools to track hazardous materials through a facility, critical for complying with federal and local regulations;

  •
  information and insight on hazardous materials in products and parts;

  •
  environmental standards to aid in the design process; and

  •
  design methods to improve energy efficiency.

        As well as strength in each information domain, we believe we have a unique competitive advantage at the intersection of these domains. One key advantage lies in our ability to offer highly adaptable software tools, including customer resources on Internet-based portals, that can combine disparate databases, user interfaces, and other products from multiple information sources.

        For example, in the intersection between the Security and Product Lifecycle domains, we believe we have an opportunity to help customers manage product cost with a better understanding of security around sourcing materials and products. Similarly, at the intersection of the Security and Energy information domains, we believe that we can help customers understand and manage security issues as a significant driver of cost in exploring for, producing, and delivering energy around the world.

        At the intersection of the Energy and Environmental information domains, we plan to help customers with their growing need for information and insight as they manage the increasingly important issue of environmental impact from energy exploration, production, and delivery. In addition, between the Environmental and Product Lifecycle domains, we see an opportunity to help a wide range of customers understand and manage the cost of both regulatory compliance and the actual environmental impact in their manufacturing processes.

Goals

        In order to achieve our vision to be the Source for Critical Information and Insight, we have set four broad objectives—our goals—upon which we focus our efforts. These four goals are:

  •
  improving customer satisfaction ("Customer Delight");

  •
  fostering a culture that enables colleague success;

  •
  delivering profitable top- and bottom-line growth; and

  •
  providing an opportunity for shareholder success relative to our peer group.

        We are committed to measuring our progress on these four goals using quantifiable, objective metrics. For instance, to measure Customer Delight and colleague success, we use third-party surveys and set goals based on those metrics. In 2008, our goal is to improve both of those measures by a minimum of ten percent. Our commitment to deliver profitable growth will be evident in each of our quarterly and annual reports to our shareholders. Our measure of shareholder success relative to our peer group will be derived from our peers' publicly reported financial results as compared to our own performance each year.

Profitable Growth Strategies

        With our four goals in place as a foundation, we look to our strategies as the roadmap to achieving our goals. Inherent in all of our strategies is a firm commitment to put our customers first in everything that we do. We believe that maintaining a disciplined "outside-in" approach will allow us to better serve our customers and our shareholders. In addition, we believe that the success of every strategy requires us to constantly strive to create a best-in-class work environment for our colleagues.

        Our primary strategy is to achieve and strengthen a leading position in—and at the intersection of—our targeted information domains (including Energy, Product Lifecycle, Security and Environmental). We also intend to continue driving margin and quality improvement through operational transformation. And finally, we intend to enhance the effectiveness of our other strategies with a continued emphasis on acquisitions.

        To support these strategies, we have several on-going cross-functional projects led by members of the senior leadership team. Our operational transformation is an evolution, one which started over three years ago and will continue for a few years to come. We have not designed these initiatives as purely cost-cutting events. Rather, they are multi-faceted endeavors designed to simultaneously improve the quality of our offerings while optimizing the efficiency and effectiveness of the processes involved.

        Our current initiatives are designed to focus on three key areas: our customers, financial model, and operational improvements. These initiatives include the following:

  •
  "Customers First" and marketing excellence, focused on high-impact marketing programs built on process excellence and customer delight;

  •
  global customer-focused teams, creating global account teams to better serve our customers across all of our products and services;

  •
  seizing the Asia-Pacific opportunity, to take advantage of the customer and product demand in these high-growth markets;

  •
  IT and product development, creating a world-class IT environment that enables better/faster product development and a more efficient enterprise resource planning system;

  •
  data accumulation, transforming the way we accumulate and process data and content as a "shared service";

  •
  consolidating our quote-to-cash systems, focused on simplifying the process to make it easier for our customers to do business with us and to improve our transaction efficiency; and

  •
  purchasing, focused on tapping the additional opportunity to improve margins through purchasing savings.

Acquisitions

        Since acquisitions play a key role in expanding our information domain leadership and driving profitable growth, we emphasize strategy and discipline in determining which targets to pursue and ultimately acquire. Our acquisition strategy is guided by our four targeted information domains

(Energy, Product Lifecycle, Security, and Environmental). To maintain a disciplined approach to acquisitions, we have established a set of guiding principles. In general, an acquisition should:

  •
  provide a strategic/synergistic fit by filling gaps within our targeted information domains, adding capabilities to our suite of technologies and online tools, and enhancing our portfolio of products and services;

  •
  offer an opportunity to drive more customer value or product continuity with other IHS offerings;

  •
  add a differentiated value proposition that would be difficult for IHS to replicate organically;

  •
  provide the opportunity to add to our human capital depth;

  •
  share our core values and have a culture complementary to ours; and

  •
  be accretive over a reasonable period of time.

        We have completed and integrated 16 strategic acquisitions over the last three years. Some were relatively large, others were small, but they all filled a strategic need. Our larger acquisitions enable us to achieve greater reach in a given domain—for example, the Jane's business. Similarly, our "bolt-on" or "tuck-in" acquisitions, while generally smaller, tend to consist of databases or datasets (such as EDS or GCS) that provide a strategic broadening of our Critical Information offerings. These bolt-on acquisitions often come with little to no overhead, require minimal integration, and deliver higher incremental margins than larger acquisitions.

        During 2007, we made the following acquisitions:

  •
  Exploration Data Services (EDS).    In October 2007, we acquired the assets of Livingston, TX-based EDS and its subsidiary, Geodigit LLC, which collectively maintain and market extensive geological data covering the subsurface Gulf of Mexico for $6.3 million using existing cash on hand. The acquired assets include EDS' catalog of interpreted formation tops on more than 25,000 offshore wells, www.EDSMaps.com, and Geodigit's MMS offshore well data, base maps, and other well header data.

  •
  EnvironMax.    In October 2007, we acquired EnvironMax, Inc., of Salt Lake City, Utah. EnvironMax is a leading provider of environmental management information systems (EMIS) solutions sold primarily to government and defense markets. Terms of the purchase included $22.1 million paid from cash on hand and 65,000 shares of IHS stock issued with a one-year lock up, valued at $3.8 million for a total price of $25.4 million, net of cash acquired.

  •
  PCNAlert.    In August 2007, we acquired the assets of PCNAlert from SupplyEdge, Inc., of Pasadena, Calif., for $10 million using existing cash on hand. PCNAlert delivers leading component event management solutions, including product change notifications and end-of-life notifications for the electronic components industry.

  •
  John S. Herold, Inc.    In August 2007, we acquired Norwalk, CT-based John S. Herold, an independent research firm that provides in-depth analyses and key financial and operational data on more than 400 global oil and gas companies. We acquired John S. Herold for approximately $47.2 million, net of acquired cash, using existing cash on hand.

  •
  Strategic Decision Group Corporation's Oil & Gas Consulting Practice.    In July 2007, we acquired the assets of SDG's oil and gas consulting practice ("SDG"), a provider of strategic consulting services to leading enterprises in the global oil and gas industry, for $8.2 million using $5.1 million of existing cash on hand and by issuing a $3.1 million note payable. The acquired business will be managed as a service within Cambridge Energy Research Associates (CERA), an IHS company.

  •
  Jane's Information Group (Jane's).    In June 2007, we executed an agreement with Woodbridge International Holdings S.A. (Woodbridge) for the purchase of Jane's, a leading provider of information to the defense industry and governments. The parties completed the transaction on the same date. Terms of the transaction included delivery of 4,399,000 shares of our Class A Common Stock valued at $171.5 million and less than $0.1 million in cash in exchange for all of the outstanding equity and debt of Jane's. Woodbridge agreed to a three-year lock-up agreement that restricts its ability to sell any IHS shares.

  •
  Geological Consulting Services (GCS).    In June 2007, we acquired the inventory and assets of GCS of Houston, TX—a provider of formation tops data files in electronic and other media covering South Texas, East Texas, North Louisiana, South Arkansas, Mississippi, Alabama, and Florida—for $8.2 million using existing cash on hand.

  •
  RapiData.    In March 2007, we acquired certain assets including the RapiData™ product, well known for its comprehensive well test, pressure, and completions data for the Western Canadian Sedimentary Basin. IHS purchased RapiData and other assets from Rapid Technology Corporation of Calgary, Canada, for approximately $6.3 million using existing cash on hand.

  •
  Geological Data Services Inc. (GDS).    In January 2007, we acquired the majority of the assets of GDS of Addison, Texas, a provider of interpreted subsurface data "formation-tops" covering the Permian Basin, U.S. mid-continent, and Rocky Mountain regions. We acquired GDS for $8.0 million using existing cash on hand.

        During 2006, we made the following acquisitions:

  •
  Canadian Hydrodynamics Ltd. (CHD).    In July 2006, we acquired the assets of Calgary, Canada-based CHD for approximately $3.5 million using existing cash on hand. CHD is a leading provider of comprehensive drillstem test information for the Western Canadian Sedimentary Basin. The CHD database has been available exclusively through IHS AccuMap, one of our Energy product offerings, as a partner dataset since 1995.

  •
  GeoPLUS.    In June 2006, we acquired the assets of GeoPLUS of Tulsa, Oklahoma, for approximately $42.1 million using existing cash on hand. GeoPLUS has a PC-based software family, PETRA®, which is a popular platform used by oil and gas companies to analyze subsurface data from existing oil and gas wells.

  •
  Construction Research Communications Limited (CRC).    In June 2006, we acquired CRC Limited, of London, U.K., for approximately $5.8 million, net of acquired cash, using existing cash on hand. CRC was created by the Building Research Establishment (BRE) and Emap Construct to deliver a wide range of BRE products relating to the construction industry, ranging from environmental issues to fire safety.

  •
  CDS.    On December 1, 2005, we acquired the assets of the content-and-data-services (CDS) business of i2 Technologies for approximately $33.0 million using cash on hand. This CDS business serves several of the industries targeting in our Product Lifecycle and Environmental information domains. The core product of this business is an extensive database that includes technical attributes and alternatives for, and obsolescence and environmental data on, electronic component parts.

        We also made three acquisitions during 2005 for an aggregate purchase price of approximately $3.5 million.

Critical Information and Insight

        We deliver our solutions through a combination of critical information and insight. At the heart of our Critical Information products and services is data obtained from public sources, third parties, and our own proprietary databases. We transform that data into Critical Information and Insight that is both useful to our customers and available where and when they need it by combining data with our proprietary and third-party technology to create graphical user interfaces, interactive search and navigation tools, and online databases. We deliver these products primarily through Internet-based applications and portals. In many cases, the combination of our data with these Internet-based tools provides the customer with a unique solution. Some products are also delivered through traditional media. We further transform our Critical Information into Insight products and services with analysis from our teams of experts.

Critical Information

        We provide Critical Information—a comprehensive collection of current and historical technical and business information that is highly relevant to customers in the information domains we serve—through our proprietary user interfaces and technology-driven solutions. We continually augment, update, organize, and refine this information for breadth, depth, usability, currency, and accuracy in order to deliver it according to industry requirements and customer needs. In addition, we offer our customers interactive tools, Internet-based portals, and user interfaces designed to enable informed and effective decisions in each customer's business. For instance, some of our portals provide interactive tools that produce graphical renditions of data or intuitive navigation systems that make data manageable. While we still offer customers some products on less robust media such as DVDs or print media, our goal is to offer the most useful and capable offerings possible using online technology. See below for specific examples of some of our technology.

        Our Critical Information is gathered from various sources, including through our global network of industry sources and our longstanding relationships with government agencies, manufacturers, distributors, standard development organizations (SDOs), editors and freelance contributors from all around the world. Additionally, specific to some of our Energy and Security information domain offerings, we employ a network of independent contractors who each utilize an informal network of industry and government sources to obtain data. Each of these independent contractors has entered into a written agreement with IHS to follow our standards and applicable laws in the course of obtaining data. Several of our Energy products and several products in our Jane's business rely heavily upon the work product of these independent contractors.

        Once we obtain data, we process it rigorously. For example, in our Energy information domain products, we test data accuracy, cross-reference it against numerous sources, verify applicable surface and subsurface attributes, and standardize and create common industry codes. We are recognized as an industry leader in setting information standards and codes, working with our global customer base and industry groups to define and maintain Critical Information standards and formats.

        We offer this information to our customers in a timely and user-friendly manner primarily through online subscriptions. To a lesser extent, we may offer our information products on CD-ROM, DVD, or print media. Most of our Critical Information offerings are interactive software tools. Depending on the terms of a customer's subscription, they can be made available through Internet-based portals, installed on the customer's network for local access, or reproduced on for local distribution and access.

        We integrate Critical Information with technology and applications to meet the needs of a range of users across our four targeted information domains (Energy, Product Lifecycle, Security, and Environmental). These tools enable our customers to integrate our information and their proprietary information within their workflows and business processes. Our decision-support tools range from easy-to-use "browse and search" applications, which are interfaces that allow customers to browse through all available information and search terms to locate specific information, to more sophisticated analytic systems. The underlying information could consist of a single database or multiple collections of information, depending on the subscription selected by the customer. In our more advanced decision-support tools, we strive to maintain a simple interface on the user's computer, but we design them to draw upon multiple sources of information and manipulate and organize the information into models, estimates, and other highly organized output. For example, within the energy information domain, our sophisticated engineering, cost analysis, and economics tools can help a customer estimate drilling costs, assess project economics, optimize exploration and production activities, and improve production yields.

Insight

        IHS is the trusted source not only for in-depth, accurate information, but for the expert analysis that makes that information actionable. Accordingly, in addition to our proprietary skill at delivering Critical Information, IHS offers our customers a unique expertise in transforming that Critical Information into valuable insight. Within our information domains, our experts start with a core of relevant, data-driven information, then analyze, distill and sort it to a point of relevant, actionable intelligence: what we call Insight.

        We provide our Insight to governments around the globe, major energy producers, security and defense agencies, and corporations in a wide range of industries. Our customers rely on the advantage of IHS thought leadership that results from transforming nearly 50 years of Critical Information management into vital Insight. Using our Insight products and services, our customers are better able to serve their customers, compete in global markets, and understand geopolitical conditions.

        The IHS focus on the four information domains where our customers have critical business needs (Energy, Product Lifecycle, Security, and Environmental) enables us to deliver Insight to customers not only within those domains, but also where those domains intersect and overlap. We believe that IHS is uniquely positioned within and across those four information domains to deliver Critical Information and Insight.

Energy Information Domain

        We are one of the leading global providers of Critical Information and Insight for the energy industry. For more than four decades, we have provided comprehensive information to energy organizations around the world. We develop and deliver critical oil and gas industry data on exploration, development, production, and transportation to major oil and gas companies, national oil companies, electric power companies, financial institutions, and governments. We also provide operational, research, and strategic advisory services to these customers and to utilities and transportation, petrochemical, coal, and power companies.

        We complement this information with economic, political, fiscal, and regulatory analysis, as well as operational, research, and strategic advisory services. By integrating our offerings, we help energy organizations analyze their operations and make better use of information, which we believe enhances their ability to effectively evaluate investment opportunities, reduce operating costs, and increase their productivity.

Critical Information

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

Insight

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

        Economics.    We evaluate the after-tax economics of projects, fields, licenses, and country and company portfolios based on more than 200 pre-modeled fiscal regimes and our other Critical Information to evaluate a variety of economic factors, such as reservoir and reserve performance, estimated ultimate recovery, and projected cash flows with the goal of enabling our customers to make rapid and informed acquisition, divestiture, and operations decisions.

        Research and expert analysis.    Through our research offerings, we provide customers with insight and analysis into challenges facing the energy industry, including economic, geopolitical, financial, technological, regulatory, environmental, and managerial matters. Our research helps customers anticipate trends in the industry in order to make informed strategic, investment, and market decisions. For example, both energy companies and financial institutions use research and analysis from Cambridge Energy Research Associates (CERA), an IHS company, to make informed decisions about energy investments and markets.

        CERA offers syndicated research services, each focusing on different combinations of segments and regions in the energy industry, as well as custom consulting. Examples of such research offerings include Global Oil, European Gas, China Energy, and Global Liquefied Natural Gas. In addition to these syndicated research offerings, we have recently engaged in a number of multi-client research studies, such as Crossing the Divide: the Future of Clean Energy;, Dawn of a New Age: Global Energy Scenarios for Strategic Decision-making—The Energy Future to 2030; Beyond The Crossroads: The Future Direction of Power Industry Restructuring; and European Emissions Trading: A New Market Paradigm.

        We also develop and organize executive research summits where high level industry, financial, and governmental decision makers interact with our senior research experts and discuss energy industry trends and market dynamics. These events provide a significant opportunity for our experts and customers to exchange knowledge and ideas. We conduct more than 75 events each year, including our premier event, CERAWeek. CERAWeek is an annual executive conference that has been addressing challenges facing international energy markets and companies for 27 years. Attracting more than 1,600 of the energy industry's leading executives and companies, financial executives, and policymakers annually, it is considered to be the most important meeting of its kind and ranked one of the top five CEO-level conferences in the world. In addition to CERAWeek, other examples of our executive research summits are the Global Power Forum, Eurasia Transportation Forum and the Capital Cost Analysis Forum at the "East Meets West" conference in Istanbul.

        Strategic Advisory Services.    We assist customers in assessing their strategic options by providing the Critical Information and Insight required for sound decision-making. Our services focus on a range of key issues, such as global oil and gas planning, exploration and production issues, alternative business line assessments, scenario planning and facilitation, market analysis, renewable energy and corporate facilitation. For example, we recently completed a country-wide gas planning project in China and an oil and gas regulation project in Kuwait. Other current projects include the design of an energy regulatory system for a Middle Eastern country, development of a more market-based system for a national oil company, economic and market analysis for a pipeline in the Former Soviet Union, and the development of a an energy efficiency strategy for a major U.S. electric power company. Most of these services are provided through the CERA business.

        The Chairman of CERA is its co-founder, Dr. Daniel Yergin, who is a member of the U.S. Secretary of Energy's Advisory Board and the National Petroleum Council, a Trustee of the Brookings Institution, and a director of the United States Energy Association. Dr. Yergin is the author of the Pulitzer Prize-winning book titled The Prize: The Epic Quest for Oil, Money and Power.

        Company financial and operational analysis.    With the acquisition of John S. Herold in August 2007, IHS acquired a leading position in energy company financial and operational analyses. John S. Herold, founded in 1948, is a uniquely positioned information services company, providing online transaction databases and deal analyses essential to understanding and executing energy mergers and acquisitions and capital markets transactions. Its client base is comprised of virtually every major oil and gas company, the world's leading commercial and investment banks, and top institutional and investment money managers. John S. Herold also serves clients with focused consulting services and the highly regarded annual Pacesetters Energy Conference.

        Coal industry Insight.    The McCloskey Group, acquired in December 2007, keeps its customer base of coal producers, traders, shippers, and coal consumers informed via eight print and online publications as well annual conferences and consulting services. McCloskey's goal is to be the reference point for information on the coal markets. For example, major transactions in the coal markets and steam coal deals in Europe are executed with McCloskey price information as their reference. The McCloskey Group shares with IHS a vision to provide high-quality Critical Information and Insight. Its leading role in global coal markets is highly complementary to the IHS business model, aligning closely with our focus on data, markets, and fundamental analysis.

Product Lifecycle Information Domain

        IHS is one of the leading providers of Critical Information and Insight supporting the product lifecycle from up front R&D through design, production, maintenance and obsolescence management. Our products and services are used by our customers in their workflows, to enhance quality, reduce costs, and improve productivity.

        We have been providing product lifecycle information for almost five decades, and through this have built deep, trusted relationships with our customers globally. Through these solutions, we touch most industries and segments, with particularly large presences in the aerospace, defense, electronics, telecommunications, construction, energy and automotive industries.

Critical Information

        Specifications and standards.    We provide engineering organizations worldwide with single-source access to specifications and standards so they can control costs, improve decision speed and effectiveness, manage compliance, and reduce design times. We provide searchable documents and scanned document images containing commonly used and hard-to-find specifications and standards. Our online database contains over a million documents and images covering national, international, corporate, military, and other specifications and standards that we organize into hundreds of discrete data sets. For example, our military specifications and standards data set contains what we believe is the world's largest collection of unclassified U.S. military specifications and standards, with over 82,000 active and 387,000 historical military documents.

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

        Our specification and standards information is delivered primarily through our proprietary web-based application—Standards Expert™ which was released in 2007 and was based on more than 45 years of experience and analysis of our customers' workflow. This application includes a number of critical tools and functionality such as:

  •
  Linking part information to relevant standards.    This allows our users to quickly determine whether a part that they have identified through our parts solutions is in compliance with the appropriate standard.

  •
  Identifying inter-dependent technical information.    Our solutions call out standards that are dependent or related to other standards.

  •
  Alerts.    Our tools can alert a user when there has been a change in status to a standard or part that they are tracking.

        Regulatory data.    We provide access to critical regulations for our targeted industries, such as aviation, construction, and energy. For example, one of our regulatory offerings contains over one million pages of essential aviation regulations and related documents relating to the airworthiness, regulatory compliance, and safety of aircraft. This Internet-based database provides a wide range of information from U.S. and international aviation regulatory agencies. We also track regulations that affect multiple industries, such as occupational health and safety regulations. Our regulations data can be integrated with specifications and standards to provide customers with a broader range of compliance information.

        Electronic components parts information.    The IHS electronic components eCatalog is one of the leading sources of information for this critical component category. With our solution, companies can instantly access product critical component information, including component alternates, part status, manufacturer documentation, datasheets, application notes, timing diagrams, and product change notifications (PCNs). This product also provides direct access to analytical predictive lifecycle information and alert part notifications, allowing users to proactively identify and quickly minimize lifecycle management challenges, accelerating ROI.

        Obsolescence Management Tools.    Utilizing the information in our electronic components parts product, IHS offers a tool for our customers to help them manage parts obsolescence. Bill of materials (BOM) or component manufacturer part number lists are imported and then automatically matched against our industry- reference component database. Provided for each matched manufacturer part number is current manufacturer availability, suggested Form-Fit-Function (FFF) alternate part numbers, and our proprietary life cycle modeling and part availability predictive data.

        Government Parts Information.    IHS offers a parts and logistics management system, centered on parts procured by the U.S. government. It provides crucial integrated and interoperable logistics information so that processes can be automated, labor and research costs may be reduced, and new levels of efficiency and return on investment can be realized. This solution contains information on more than 100 million items in the U.S. Federal Supply Catalog and over 40 U.S. Army, Navy, Air Force, and related military databases. Access to the National Forging Tooling Database (NFTD) provides visibility to spare parts and tooling. Superior search engine capabilities enable users to search by a wide range of criteria, databases, or other commands to returns relevant results in seconds.

        Fasteners Parts Information.    The IHS Fasteners eCatalog provides decision support for the identification, specification and sourcing of Aerospace & Defense standard fasteners such as bolts, screws, nuts, washers, rivets, and studs. Designed with the engineering workflow in mind, the IHS Fasteners eCatalog helps solve time-consuming challenge engineers experience when navigating through various "flat" standards. It simplifies the human element of incorporating approved standard parts into drawings and empowers the engineer with the ability to search for fasteners by part number, document number or parametric, based on the proprietary normalization and categorization of fastener physical and mechanical attributes.

        Catalog Information.    Our solution delivers a valuable and comprehensive collection of manufacturer's catalogs to our customers' desktops with speed, accuracy, and reliability. This product contains more than 300,000 catalogs from over 16,000 manufacturers, directory listings on an additional 500,000 manufacturers, and more than 120 million part number references.

        Maintenance, Repair, and Operations (MRO) project support.    Utilizing our tools and proprietary MRO database, IHS offers project-based services to cleanse and enhance a customer's database of indirect parts. This service offering can be used to greatly reduce a customer's inventory and procurement costs and improve uptime.

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

Insight

        Engineering methods.    We have developed a comprehensive proprietary database of engineering processes, principles, and related equations. The database covers more than 250 specific structural and mechanical topics, including noise and vibration, stress and fatigue, metals and composites, structure, and dynamics.

Security Information Domain

        Security needs of our customers encompass a diverse range of focus, including equipment, military forces, organizations, businesses, markets and geopolitics. In our increasingly competitive and uncertain world, planning for effective security protection in any realm begins with a full understanding of the types and sources of risk that organizations face to stay ahead of potential threats. With the 2007 acquisition of Jane's, we believe IHS provides the most up to date security information and intelligence so that customers can accurately assess strength and vulnerability when making a security analysis.

        From its inception in 1898, Jane's has built a global brand by providing impartial, accurate and reliable security information and insight to leading corporations, governments and agencies around the world. With a large team of dedicated editors, researchers, and analysts monitoring, evaluating, and reporting developments, Jane's solutions blend public data, media content, and professional and academic sources with expert analysis to provide insight on global developments and trends. A variety of electronic and print formats are available for seamless integration into our customers' own intelligence and decision-making processes.

Critical Information

        Jane's collects critical information relating to national and international security, defense intelligence, terrorism and insurgency, transportation, law enforcement and public safety. We utilize our staff of editors and expert to interpret and enhance the information. As such, we consider all of our security solutions today to be under our Insight umbrella, as listed below.

Insight

        Comprehensive coverage.    The broad array of content coverage includes: Worldwide news and features; Reference content, images and video; Company/organizations (profiles, capabilities, people, capacity, culture, strategy, performance and prospects); Equipment (specifications, utilization, markets, inventories, manufacturers and forecasts); Markets (demographics, history, current status and developments, trends and forecasts, and future opportunities); Governments (the political parties, people, policies and budgets that underpin the national standing); Countries (demographics, military forces, state stability, international relations, proliferation and procurement, risk assessments, terrorism and other threats); and Events (tracking the events, incidents and announcements that occur every day around the world).

        National and international security.    Analyses of the internal and external dynamics of almost every country in the world and how their military and political environments and relationships influence the landscape, including major developments in the world's trouble spots and their predicted outcomes; accurate pinpointing and prediction of geopolitical threats and risk around the world; analysis on a country's sphere of influence, ambitions and risk levels; and assessments of military strength and vulnerability for threat analysis and strategy development.

        Defense intelligence.    Analysis on the latest defense equipment and technology, emerging systems and industry developments, including developments, programs, specifications on all currently operational defense equipment systems and armament; world renown orders-of-battle breakdowns for most of the armies, navies and air forces around the world.

        Terrorism and insurgency.    A unique monitoring service which records and scales every significant terrorist or insurgent event in the world, including detailed breakdown of the characteristics, threat assessment, nature, motives and structure of significant terrorist and insurgent groups;

country-by-country level of counter-terrorism ability; in-depth post-analysis of major terrorist events; and briefings on significant developments.

        Transportation.    Specialist reference looks across the global air, land and maritime environments, including airport developments, security analysis, airspace management, policy and regulation; financial news and information for both the debt and equity markets in aircraft, shipping and rail; products and services provided by specialist airport contractors; major new railway and urban transportation projects and programs, intermodal operations and traction and rolling stock reference; and design, build and operation of high-speed marine craft.

        Law enforcement.    We are a global resource on police and security equipment, including news and analysis on current UK policing issues and policy matters; product and service reference on equipment, armament, and personal protection for law enforcement personnel; and procedure, use, and technologies behind less-lethal weapons.

        Public safety.    Handbooks and guides to safeguard our global and local communities to prepare for and respond to incidents of violence, terrorism, and natural disasters, including chemical-biological attacks, crisis communications, facility security, mass casualty situations, school and teachers' safety, unconventional weapons response, and workplace security.

        Intelligence centers.    An extension to the news, analysis, imagery and reference information, Intelligence Centers integrate like topics with the analytical tools needed to discover in-depth and relevant insight, including advanced searching, data visualization, report building, active interlinking of content and related documents, alerting, personalized tools and data output capabilities. Topics include Chemical, Biological, Radiological and Nuclear Assessments; Defense Equipment and Technology; Defense Forecasts; Defense Industry and Markets; Military and Security Assessments, and Terrorism and Insurgency.

        Strategic advisory services.    Jane's Strategic Advisory Services provide strategic consulting services to governments and businesses to carry out detailed, specialist research into key areas of concern, and to prepare reports to feed into customers strategic planning processes. A global network of expert analysts provides extensive experience in aerospace and defense, national security, geopolitics, threat/risk analysis, and corporate strategy development. Practice areas are split between Corporate and Government & Public Policy services. Corporate services include market forecasting, competitive analysis, customer analysis, program tracking and opportunity identification. In addition, a Mergers and Acquisitions service provides investment and divestment screening, M&A impact analysis, transactions support, due diligence, and regulatory risk analysis. The Government and Public Policy service offers training, collection and analysis of open source intelligence; special studies in the areas of threat assessments, policy analysis, order of battle studies, and regional/country assessments; procurement support in the way of technology assessments, budget and funding analysis, RFP support and bid analysis; as well as workshops and gaming exercises.

Environmental Information Domain

        Building off our success and experience in the other three domains, IHS is building a leading presence in providing Critical Information and Insight supporting decisions around the environment, particularly business strategy and environmental impact. To accomplish this, we are leveraging products and solutions from our other three domains, supplemented by targeted acquisitions.

Critical Information

        ROHS product data information.    As a critical addition to our electronic parts database, IHS tracks and maintains content around several critical hazardous materials which may be found in certain electronic components. Certain regions forbid the importation and sales of products containing these materials, and the IHS database is critical to ensure compliance with local regulations.

        Product Environmental Compliance Tool.    IHS offers a tool that allows our customers to quickly match their component list against our list of hazardous materials, and offers suitable substitutions that allow our customer to remain compliant with local regulations

        Hazardous Materials Compliance.    From our acquisition of EnvironMax in October, 2007, IHS gained a leading position in hazardous materials management systems (HMMS). Our HMMS tool allows facilities managers and compliance officers to track hazardous materials from the point they enter a facility, through usage, to disposal. This tool is critical to maintain compliance with reporting regulations.

        Hazardous Materials Parts Management.    IHS collects and standardizes HAZMAT data according to a customer's specific requirements and compliance obligations, such as those cited in the EU RoHS/WEEE directives, in addition to other safety and regulatory requirements. IHS also provides services and software for integration into enterprise/parts management applications and ongoing maintenance systems. In support of our solution, IHS can provide a HAZMAT information database available to current and future customers.

Insight

        Environmental Consulting.    IHS currently provides Environmental Insight primarily through consulting engagements. These engagements leverage our knowledge of the environmental and carbon emissions markets. Examples of the types of engagement include: assessment of voluntary carbon emissions markets; carbon emission policy analyses; market strategies for clients affected by new environmental policies; and corporate Investment strategies in light of the changing environmental laws and regulations.

Our History

        IHS has been a trusted name in the business of managing technical information since 1959. Over the years, we have expanded our offerings from a catalog database for aerospace engineers to become one of the leading providers of Critical Information and Insight in the Energy, Product Lifecycle, Security, and Environmental information domains. In the late 1990s, we acquired several established energy information providers that we organized into our Energy segment. The businesses that now comprise our Energy information domain offerings have accumulated and developed well production and geological information from industry and government sources dating back to the nineteenth century. With the evolution of new technologies, we transitioned our delivery methods from microfilm to the Internet and other electronic media. As our offerings have developed over the years, we have remained committed to providing our customers with solutions that facilitate decision-making, support key processes, and improve productivity.

Ownership Structure

        Our authorized capital stock consists of 80,000,000 shares of Class A common stock and 13,750,000 shares of Class B common stock. These classes have equal dividend rights and liquidation rights. However, the holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share on all matters to be voted upon by the stockholders. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock. In addition, each share of Class B common stock will convert automatically, without any action by the holder, into one share of Class A common stock upon the earliest to occur of:

  •
  any transfer, whether or not for value, except for:

  •
  transfers to any trust, so long as (a) such trust is the sole owner, directly or indirectly, of TBG Holdings N.V.; and (b) the principal beneficiary of such trust is Georg Heinrich Thyssen-Bornemisza; and

    •
    transfers to any corporate entities, partnerships or other similar entities, so long as The Thyssen-Bornemisza Continuity Trust or any trust described in the preceding bullet directly or indirectly wholly-own such entities;

  •
  the death of Georg Heinrich Thyssen-Bornemisza;

  •
  November 16, 2009; or

  •
  the date on which holders of Class B common stock do not own at least 22% of the aggregate number of shares of Class A common stock and Class B common stock then outstanding, as determined by the IHS board of directors.

        Once transferred and converted into Class A common stock, the Class B common stock shall not be reissued. No class of common stock may be subdivided or combined unless the other class of common stock concurrently is subdivided or combined in the same proportion and in the same manner.

        The following diagram summarizes our current ownership structure:

(1)
TBG is indirectly wholly owned by the Trust through a Bermuda corporation. TBG is the parent company of Urvanos.

(2)
As of November 30, 2007, Urvanos owned 958,859 shares of IHS Class A common stock and 13,750,000 shares of Class B common stock, representing in the aggregate approximately 74% of the voting power of the then outstanding common stock (compared to 23.5% of the overall economic interest).

(3)
As of November 30, 2007, Tak Tent (F) Limited owned 2,000,000 shares of Class A common stock, representing approximately 1% of the voting power (compared to 3.2% of the overall economic interest).

(4)
As of November 30, 2007, Augustus Limited owned 3,500,000 shares of Class A common stock, representing approximately 2% of the voting power (compared to 5.6% of the overall economic interest).

(5)
As of November 30, 2007, General Atlantic owned 3,487,500 shares of IHS Class A common stock representing approximately 1.9% of the voting power of the then outstanding common stock (compared to 5.6% of the overall economic interest).

(6)
As of November 30, 2007, Woodbridge owned 4,399,000 shares of IHS Class A common stock representing approximately 2.4% of the voting power of the then outstanding common stock (compared to 7% of the overall economic interest).

Product Development and Technology

        Our product development efforts and use of technology focus on the collection, management, and delivery of Critical Information to our customers through our offerings. We manage our comprehensive collection of critical technical information through what we refer to as our "core schema." The data itself is stored in a network of information repositories, many of which are linked directly to our core schema. The development, management, and expansion of our core schema and information repositories are central to our product development efforts. We continuously update and enhance our core schema and repositories through proprietary methods and the use of technology encompassing the following steps:

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

  •
  we translate this information into useable formats;

  •
  our proprietary technology and processes evaluate this information for relevant data points, tag it for a broad range of attributes, and index it for ease of retrieval;

  •
  if the content is licensed from a third party, it undergoes a proprietary marking process to ensure compliance with applicable license agreements; and

  •
  the new information is added to our repositories and all of the tags, indexing, and other content generated by our experts and technology are integrated into our core schema.

        Our core schema and other information management tools allow content to be identified by a variety of search and cross-reference methods. We use proprietary and non-proprietary technologies that index Critical Information in a variety of ways, such as broad field categories, document type, document title, and industry segment. We employ robust, redundant storage technology to ensure that our Critical Information is highly available. Our processes allow for updating as soon as new and relevant information becomes available.

        Our product development teams create customer solutions by integrating our data with proprietary and widely used decision-support technology, thus producing Critical Information designed for the needs of our customers. These teams also develop the user interfaces and search capabilities that our customers employ when using our offerings. Our offerings are designed and developed by cross-

functional teams that include sales and marketing, product development, and customer support personnel as well as, in some cases, the customers themselves. Customer feedback is shared with these teams so that decision-support tools can be enhanced to address changing customer requirements.

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

        We use a series of digital rights management ("DRM") methods and technologies to preserve our intellectual property rights and the intellectual property rights of third-party licensors. These methods and technologies (for certain of which we have patent applications pending) involve applying and tracking the license rights granted to a given customer, while simultaneously assuring that Critical Information outside of a customer's licensed rights is not accessible. They also permit customers to download files or produce hard copies that are "watermarked" with license information and security codes designed to discourage unauthorized distribution of the content. See "Risk Factors—We may not be able to protect intellectual property rights."

        Our core schema is driven by industry standard relational database technologies such as Oracle and Microsoft. In addition, we have standardized hardware, decision-support tools, and application platforms from industry-leading companies. We also have proprietary technology to support our core schema, information repositories, and offerings.

        As a global company, we seek cost-efficient and technologically advanced locations for our data centers, data entry, quality assurance, and development functions. To that end we have established "Centers of Excellence" (COEs) to serve as our primary sites for handling data. These COEs are located in Colorado, the United Kingdom, Canada, India, and Malaysia. Our COEs are supported by "Off-Shore Development Centers" (ODCs) in India, China, and Eastern Europe.

Customers

        We have a diverse customer base that includes many of the largest companies and government organizations. Our solutions are applicable in numerous industries, though we have a particularly large presence in the energy industry as well as customers in defense, aerospace, construction, manufacturing and other industries. Our customers range from large entities such as governments and large multinational companies to smaller companies and technical professionals. We are not dependent upon any single customer, or a few customers, the loss of which would have a material adverse effect.

        We serve a global customer base with approximately half of our revenues coming from the United States and the other half coming from the rest of the world. Our operating profit from our international operations is typically higher than it is from our domestic operations.

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

Sales and Marketing

        Our sales force is generally organized in teams focused on particular industry verticals and geographies. Each team is comprised of one or more relationship managers and product experts. The relationship managers serve as the primary sales interface with the customer. As part of the annual renewal process, they are responsible for reviewing offerings purchased by existing customers, as well as seeking opportunities to expand the offerings purchased by these customers. To expand customer penetration, the relationship manager utilizes the entire expert resources resident within our organization. For smaller customers, we use an inside team that is responsible for sales and renewal efforts. We compensate our sales teams primarily based on revenue generation and renewal rates.

        New customer acquisition is largely conducted by our dedicated new business team. This team systematically identifies potential new customer opportunities and a sales approach for larger new business opportunities. Our inside sales team also pursues smaller new customer opportunities. We supplement all of our sales efforts with our web store, which enables customers to purchase offerings online.

        We use an extensive dealer network to reach customers in locations where it is not cost-effective to use our sales teams or maintain a sales office. We have approximately 60 dealers that are independent contractors, each employing from one to five sales persons. Some of the dealers are focused on our offerings, but many of the dealers are in the business of providing similar products that are generally not in direct competition with us.

        We review, on an annual basis, our go-to-market sales strategy. We do this to optimize the allocation of our sales resources across our customer segments, to capture the most attractive new business opportunities, and to further penetrate our existing customer base.

        Our marketing teams are primarily responsible for ensuring that our offerings are meeting the needs of our customers. These teams conduct ongoing market research to understand changing needs within our targeted industries. They analyze industry investment patterns and work with our product development teams to ensure that we are creating Critical Information Insight offerings that are relevant to our customers. These teams also study industries we do not currently target to determine if there are potential users that could benefit from our offerings.

        Our marketing teams are also responsible for analyzing the offerings of our competitors to ensure that we remain competitive. Our marketing teams support our sales teams both by driving brand awareness and demand generation. We tailor marketing programs both by target audience and regional customization leveraging a marketing mix consisting of public relations, e-marketing, events, advertising and sales tools

Customer Support

        Our customer support program includes customer service and customer training:

  •
  Customer Service:    We maintain call centers in multiple locations around the world. For larger customers, we assign specific call center representatives to respond to all in-bound calls from that customer.

  •
  Customer Training:    We offer customer training on how to best use our Critical Information and Insight. Training can be delivered on-site for our customers or via the Internet. Our training services provide instruction across a customer's organization and track a participant's progress. Many of our training services are purchased as part of an annual subscription for our Critical Information and Insight products. Training services may also be purchased on a one-time basis, often associated with first-time purchases of our offerings.

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

        Starting in 2007, we initiated a significant program called "Customer First." This program utilizes detailed customer surveys using third party methodologies to track the behaviors and initiators of customer loyalty, resulting in an overall "Customer Delight" score that we will measure and track annually. Beginning in 2008, every IHS employee has personal objectives tied to improving this score. Improvements made against this "Customer Delight" score correlate to a portion of each employee's annual salary adjustment.

Competition

        We believe the principal competitive factors in our business include the depth, breadth, timeliness, and accuracy of information provided, quality of decision-support tools and services, quality and relevance of our analysis and insight, ease of use, customer support, and value for the price. We believe that we compete favorably on each of these factors. Although we do not believe that we have a direct competitor across all of the offerings we provide, we do face competition in specific industries and with respect to specific offerings.

        In our Energy segment (representing our activities in the Energy information domain) our U.S. well and production data offerings compete with offerings from TGS-NOPEC Geophysical Company and DrillingInfo, Inc., in addition to smaller companies. Certain of our Energy segment's other offerings compete with products from Wood Mackenzie Ltd., Divestco Inc., and Geologic Data Systems, Inc., in addition to other specialized companies. Our Energy segment's advisory services compete with PFC Energy in addition to other smaller consulting companies.

        Our Engineering segment (which includes our offerings in the Product Lifecycle, Security, and Environmental information domains) competes against a fragmented set of companies. In the Product Lifecycle information domain, we compete with SAI Global's ILI, Thomson Corporation's Techstreet™, United Business Media's Barbour, and some of the SDOs. Also within that domain, our parts offerings compete with products from PartMiner, Inc., SAI Global's ILI, Total Parts Plus, Inc., GlobalSpec, and Thomas Publishing Company, among others. In the Security information domain, we compete against large publishers such as Amada, McGraw-Hill, and Gannet, and smaller niche players such as Forecast International, Control Risks, and JSA Partners, among others. The Environmental information domain is highly fragmented. Primary competition in this marketplace comes from internal customer resources, as well as small niche players.

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

        Intellectual property licensed from third parties, including SDOs, is a vital component of our offerings and, in many cases, cannot be independently replaced or recreated by us or others. We have longstanding relationships with most of the SDOs, government agencies, and manufacturers from whom we license information. Almost all of the licenses that we rely upon are nonexclusive and expire within one to two years unless renewed.

        We maintain more than 100 trademarks registered around the world that we will need to renew from time to time. In addition, we have applied for patents in the United States relating to digital rights management, remote access printing, and print on demand. See "Risk Factors—We may not be able to protect intellectual property rights."

Employees

        We have approximately 3,000 employees, of which approximately 1,550 are located in the United States and approximately 1,450 are located abroad. None of our employees are represented by a collective bargaining agreement and we consider our employee relations to be good.

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

Item 1A.    Risk Factors

        We are exposed to a variety of risks and uncertainties in conducting our business, including, but not limited to, the risks described below. This section includes forward-looking statements and future expectations as of the date of this annual report. You should carefully consider the risks described in this section and all of the other information provided in this annual report. If any of the events or developments described below actually occurs, our business, financial condition, and results of operations may be adversely affected. In that case, the trading price of our Class A common stock could decline and you could lose all or part of your investment.

Our growth strategy may prove unsuccessful.

        Our growth strategy involves enhancing our offerings to meet our customers' needs. Our success in meeting these needs depends in large part upon our ability to deliver consistent, high-quality, and timely offerings covering issues, developments and trends that our customers view as important. In addition, we plan to grow by achieving our strategy of being the leading source of Critical Information and Insight in our targeted information domains through profitable organic growth and acquisitions. We have already begun to invest in our growth strategy and it may take a considerable amount of time and expense to fully execute it or benefit from it. If we are unable to execute our growth strategy, or if we do so less capably than our competitors, our operating performance including our ability to generate additional revenues on a profitable basis may be adversely affected.

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

        In 2007, we derived more than 74% of our revenues from subscriptions to our offerings. These subscriptions are generally for a term of one year. Our results depend on our ability to achieve and sustain high annual renewal rates on existing subscriptions and to enter into new subscription arrangements on commercially acceptable terms. Our failure to achieve high annual renewal rates on commercially acceptable terms would have a material adverse effect on our business, financial condition, and operating results.

Our international operations are subject to exchange rate fluctuations and other risks relating to non-U.S. operations.

        We operate in over 100 countries around the world and a significant part of our revenue comes from international sales. In 2007, we generated approximately half of our revenues from sales outside the United States, and we expect to increase our international presence over time. Operations outside of the United States may be affected by changes in trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment; unexpected changes in regulatory requirements; social, political, labor or economic conditions in a specific country or region; and

difficulties in staffing and managing foreign operations. In addition, we must manage the uncertainties of obtaining data and creating solutions that are relevant to particular geographic markets; the complexity of maintaining and monitoring effective policies and procedures in locations around the world; differing levels of intellectual property protection in various jurisdictions; and restrictions or limitations on the repatriation of funds.

        Significant fluctuations in exchange rates between the U.S. dollar and foreign currencies may adversely affect our net revenues. Our primary operations outside the United States are in the United Kingdom, Canada, and Switzerland. Our operating profit outside the United States has historically exceeded our domestic operating profit.

        We are expanding our sales and marketing efforts in certain emerging markets. Expanding our business into emerging markets may present additional risks beyond those associated with more developed international markets. In any emerging market, we may face additional risks, including cash-based economies, inconsistent government policies, political instability and civil unrest, and sudden currency revaluations.

The loss of, or the inability to attract and retain, key personnel could impair our future success.

        Our future success depends in part on the continued service of our employees—including executive officers and other key management, sales, marketing, product development, and operations personnel—and on our ability to continue to attract, motivate, and retain additional highly qualified employees. The loss of the services of one or more of our key personnel or our inability to recruit replacements for such personnel or to otherwise attract, motivate, or retain qualified personnel could have an adverse effect on our business, operating results, and financial condition.

We may not be able to protect intellectual property rights.

        We rely on copyright laws and nondisclosure, license, and confidentiality arrangements to protect our proprietary rights as well as the intellectual property rights of third parties whose content we license. However, it is not possible to prevent all unauthorized uses of these rights. We cannot assure you that the steps we have taken to protect our intellectual property rights, and the rights of those from whom we license intellectual property, are adequate to deter misappropriation or that we will be able to detect unauthorized uses and take timely and effective steps to remedy this unauthorized conduct. In particular, a significant portion of our revenues are derived internationally including jurisdiction where protecting intellectual property rights may prove even more challenging. To prevent or respond to unauthorized uses of our intellectual property, we might be required to engage in costly and time-consuming litigation and we may not ultimately prevail. In addition, our offerings could be less differentiated from those of our competitors, which could adversely affect the fees we are able to charge.

We rely on a network of independent contractors and dealers whose actions could have an adverse effect on our business.

        We obtain some of our critical information from independent contractors, particularly in our Energy segment and for certain offerings of our Jane's business. In addition, we rely on a network of dealers to sell our offerings in locations where we do not maintain a sales office or sales teams. These independent contractors and dealers are not employees of our company. As a result, we are limited in our ability to monitor and direct their activities. The loss of a significant number of these independent contractors or dealers could disrupt our information-gathering efforts or our sales, marketing, and distribution activities. In addition, if any actions or business practices of these individuals or entities violate our policies or procedures or are otherwise deemed inappropriate or illegal, we could be subject to litigation, regulatory sanctions, or reputation damage, any of which could adversely affect our business.

        As part of our strategic business model, we outsource certain operations and engage independent contractors to perform work in various locations around the world. Examples include "back office" services such as payroll as well as highly technical services such as data entry, programming, indexing, and testing. By entering into these independent contractor arrangements, we face risks that one or more independent contractors may unexpectedly cease operations, that they may perform work that deviates from our standards, that events in a given region may disrupt the independent contractor's operations, or that we may not be able to adequately protect our intellectual property. If these risks were to occur, they could adversely affect our business.

We are affected by conditions and trends in our targeted industries, which may inhibit our ability to grow or otherwise adversely affect our business.

        Our business, financial condition, and results of operations depend upon conditions and trends affecting the industries in which our customers do business. Examples of such industries include energy, defense, aviation, and manufacturing. It is possible that a global economic decline or a decline in several of our customers' industries, for any reason, could adversely impact our customers and thus reduce our revenues. Our ability to grow will depend in part upon the growth of these industries as well as our ability to increase sales of our offerings to customers in these industries. It is possible that, if we fail to manage our sales and marketing efforts, consolidation of businesses could reduce our current and potential customers and could have a material adverse effect on our business. Moreover, the larger organizations resulting from consolidation could have greater bargaining power, which could adversely affect the pricing of our offerings. Factors that adversely affect revenues and cash flows in our customers' industries, including operating results, capital requirements, regulation, and litigation, could reduce the funds available to them to purchase our offerings. Our failure to maintain our revenues or margins could have a material adverse effect on our business, financial condition, and operating results.

We depend on content obtained through agreements with third parties, including Standards Development Organizations (SDOs) for offerings in our Product Lifecycle domain, and the failure to maintain these agreements on commercially reasonable terms could prove harmful to our business.

        Certain of our offerings in the Engineering segment (particularly our Specs and Standards offerings in the Product Lifecycle information domain) include content that is either purchased or licensed from third parties, including SDOs. Offerings that rely upon SDO information accounted for approximately 27% of our total revenue in 2007. We believe that the content licensed from many of these third parties, particularly the SDOs referred to above, cannot be obtained from alternate sources on favorable terms, if at all. Our license agreements with these third parties are generally nonexclusive and many are terminable on less than one year's notice. In addition, many of these third parties compete with one another and us. As a result, we may not be able to maintain or renew these agreements at cost-effective prices, and these third parties might restrict or withdraw their content from us for competitive or other reasons. When SDO royalty payments increase, our Engineering segment operating margins may decline. If we are unable to maintain or renew a significant number of these third party content agreements, particularly those we have with SDOs, or if we renew a significant number of these agreements on terms that are less favorable to us, the quality of our offerings and our business, operating results, and financial condition may be adversely affected.

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

        Some of our competitors focus on sub-markets within our targeted industries while others have significant financial and information-gathering resources, recognized brands, technological expertise, and market experience. We believe that competitors are continuously enhancing their products and services, developing new products and services, and investing in technology to better serve the needs of their existing customers and to attract new customers.

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

        Most of our license agreements with SDOs are nonexclusive, which allow the SDOs to distribute their standards themselves or license them to other third parties for distribution. In addition, some of the critical information we use in our offerings is publicly available in raw form at little or no cost. The Internet and other electronic media have simplified the process of locating, gathering, and disseminating information. If users choose to obtain the critical information they need from our competitors, SDOs, or public sources, our business, financial condition, and results of operations could be adversely affected.

We could experience property damage, system failures, or capacity constraints, which could interrupt the delivery of our offerings to customers and ultimately cause us to lose customers.

        Our ability to protect our data centers against damage from interruptions or breach of information systems security, fire, power loss, sabotage, telecommunications failure, or other accidents or disasters is critical. Any delays or failures in our systems or errors in the technology that we use to store and deliver our content to customers would harm our business. The growth of our customer base may also strain our systems in the future. In addition, our products could be affected by failures of third-party technology used in our products and we could have no control over remedying these failures. Any failures or problems with our systems or offerings could force us to incur significant costs to remedy the failures or problems, decrease customer demand for our products, tarnish our reputation, and harm our business.

We may be exposed to litigation related to content we make available to customers, and we may face legal liability or damage to our reputation if our customers are not satisfied with our offerings or if our offerings are misused.

        As a provider of Critical Information and Insight, and as a user of third-party content, we face potential liability for, among other things, breach of contract, negligence, and copyright and trademark infringement. Our professional reputation is an important factor in attracting and retaining our customers and in building relationships with the third parties. If customers were to become dissatisfied with the quality of our offerings, our reputation could be damaged and our business could be materially adversely affected. In addition, if the information in our offerings is incorrect for any reason, or if it is misused or used inappropriately, we could be subject to reputation damage or litigation.

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

        Our Class B common stock is entitled to ten votes per share and our Class A common stock is entitled to one vote per share. As of November 30, 2007, our principal stockholder, Urvanos Investments Limited ("Urvanos"), a wholly-owned subsidiary of TBG Holdings N.V. ("TBG"), owned 100% of our Class B common stock and less than two percent of our outstanding Class A common stock. In the aggregate, this ownership represents approximately 74% of the voting power of our outstanding capital stock (compared to approximately 23.5% of the overall economic interest). The Class B common stock may be converted into Class A common stock at any time and will automatically be converted into Class A common stock upon the earlier of the occurrence of specified events (see "Business—Ownership Structure" above) or November 16, 2009.

        Voting and investment decisions with respect to our common stock that is owned by Urvanos have historically been made by TBG. As a result, TBG controls all matters requiring stockholder approval, including amendments to our certificate of incorporation, the election of directors, and significant corporate transactions, such as transactions involving a change of control of IHS. TBG is indirectly wholly-owned by TB Continuity II Trust, of which Georg Heinrich Thyssen-Bornemisza is the sole primary beneficiary. Georg Heinrich Thyssen-Bornemisza is the chairman of the board of directors of TBG. Christoph v. Grolman, co-chief executive officer of TBG, is a member of our board of directors. Jerre L. Stead, our chief executive officer and the chairman of our board of directors, is a member of the board of directors of TBG. TBG or its shareholder may have interests that conflict with yours and actions may be taken that you do not view as beneficial.

        Under Delaware law, the directors of a corporation owe fiduciary duties to all stockholders of the corporation, not just to the controlling stockholders. In addition, seven of the nine directors serving on our board are "independent" of management, as defined by the New York Stock Exchange rules and regulations, and our directors are elected for staggered terms with three of our nine director seats open for election each year. However, in light of the significant control that TBG has over all matters requiring stockholder approval (including the election of directors), no assurances can be provided that these protections will prevent actions that may be viewed as adverse to the Class A stockholders.

Shares eligible for future sale could depress the price of our shares.

        Sales of substantial amounts of the Class A common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of the shares. As of November 30, 2007, there were 48,758,518 shares of Class A common stock and 13,750,000 shares of Class B common stock outstanding. TBG indirectly owned an aggregate of 958,859 shares of Class A common stock and all 13,750,000 shares of Class B common stock. In addition, investment entities affiliated with General Atlantic LLC owned 3,487,500 shares of Class A common stock. Following our acquisition of Jane's Information, Woodbridge International Holdings S.A. owned 4,399,000 shares of Class A common stock.

        In addition, as of November 30, 2007, Tak Tent (F) Limited owned 2,000,000 shares of Class A common stock and Augustus Limited owned 3,500,000 shares of Class A common stock. Each of Tak Tent (F) Limited (and its permitted transferees) and Augustus Limited (and its permitted transferees) have made 1,500,000 shares of Class A common stock available for sale pursuant to a post-effective amendment to a registration statement dated May 21, 2007, subject to certain contractual limitations on the timing and amount of securities that may be sold. The shares of Class A common stock owned by Tak Tent (F) Limited and Augustus Limited, respectively, that are not eligible for sale under the registration statement may be eligible for sale into the public market under Rule 144 under the Securities Act of 1933, as amended.

        Urvanos and Woodbridge are entitled to require us to register their shares under the Securities Act under certain conditions. For rights and conditions applicable to Urvanos see "Selling Stockholders—Registration Rights Agreements" under our post-effective amendment to a registration statement dated May 21, 2007. For rights and conditions applicable to Woodbridge, see the Jane's Information Group Stock Purchase Agreement included as an exhibit to our report on Form 10-Q for the quarter ended August 31, 2007. The sale by us or any of these stockholders of shares of common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our shares.

The price of our Class A common stock may be volatile and may be affected by market conditions beyond our control.

        Our share price is likely to fluctuate in the future because of the volatility of the stock market in general and a variety of factors, many of which are beyond our control.

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

        Certain provisions in our governing documents could make a merger, tender offer, or proxy contest involving us difficult, even if such events would be beneficial to the interests of our stockholders. These provisions include our dual class structure, our classified board, our supermajority voting requirements, and our adoption of a rights agreement, commonly known as a "poison pill." In addition, we are subject to certain Delaware anti-takeover provisions. Under Delaware law, a corporation may not engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Accordingly, our board of directors could rely upon these or other provisions in our governing documents and upon Delaware law to prevent or delay an acquisition of us. See "Description of Capital Stock."

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

Facilities

        We own two office buildings in Englewood, Colorado, which comprise our headquarters, and other office buildings in London and Tetbury, England; Geneva, Switzerland; and Johannesburg, South Africa. We lease space for a total of 56 offices in 20 countries, including offices in Cambridge, Massachusetts; Dallas, Grapevine, Midland, Onalaska and Houston, Texas; Salt Lake City, Utah; Arlington, VA; Tulsa and Oklahoma City, Oklahoma; Pasadena and San Francisco, California; Westminster, Colorado; New York, New York; Bangalore, India; Copenhagen, Denmark; Paris, France; Eastwood, Australia; Dubai, United Arab Emirates; Singapore; Moscow, Russia; Tokyo, Japan; Beijing, Shanghai, Shenzhen, and Hong Kong, China; five locations in Canada; four locations in the United Kingdom; one location in Germany; one location in South Africa; one location in Brazil; one location in The Netherlands; one location in Sweden; one location in Switzerland; two locations in Mexico; and two locations in Malaysia. We believe that our properties, taken as a whole, are in good operating condition and are suitable and adequate for our current business operations, and that additional or alternative space will be available on commercially reasonable terms for future use and expansion.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our stockholders during the fourth quarter of the fiscal year.

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our Class A common stock has been quoted on the New York Stock Exchange under the symbol "IHS" since November 11, 2005. Prior to that time, there was no public market for our stock. The following table sets forth for the indicated periods the high and low sales prices per share for our Class A common stock on the New York Stock Exchange:

Fiscal Year 2007 Quarters Ended:	High	Low
February 28, 2007	$41.42	$34.96
May 31, 2007	45.02	35.91
August 31, 2007	51.77	39.74
November 30, 2007	70.49	49.94

Fiscal Year 2006 Quarters Ended:	High	Low
February 28, 2006	$27.45	$17.10
May 31, 2006	29.63	22.75
August 31, 2006	33.44	25.00
November 30, 2006	37.49	28.25

        Our Class B common stock is neither listed nor publicly traded.

        We have been advised by our transfer agent, Computershare Trust Company, Inc., that we had 17 holders of record of our Class A Common Stock as of January 14, 2008. Based on reports of security position listings compiled for the 2007 annual meeting of shareholders, we believe we may have in excess of 3,300 beneficial holders of our Class A Common Stock. There is exactly one holder of our Class B Common Stock.

Dividend Policy

        We currently anticipate that we will retain all available funds for use in the operation and expansion of our business, and we do not anticipate paying any dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table sets forth information as of the end of the fiscal year 2007 with respect to compensation plans under which equity securities are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	2,144,597	(1)	$35.29	(2)	1,122,773	(3)
Equity compensation plans not approved by securityholders	N/A		N/A		N/A
Total:	2,144,597		$35.29		1,122,773

(1)
Includes 1,857,397 restricted stock units and deferred stock units payable over the next four years that were issued to employees and directors with no exercise price or other consideration. Excludes 584,669 restricted stock awards issued to employees that are currently counted in our total shares of Class A common stock. As of November 30, 2007, there were 287,200 stock options outstanding under our equity compensation plans approved by stockholders.

(2)
Calculation of the weighted-average exercise price does not include the 1,857,397 shares of restricted stock units and deferred stock units described in footnote 1 above.

(3)
Includes 53,000 shares that are reserved for future grants pursuant to individual compensation arrangements.

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

Issuer Purchases of Equity Securities

        Late in 2006, our board of directors approved a stock buyback program whereby IHS was authorized to acquire up to one million shares per year in the open market to more fully offset the dilutive effect of our employee equity programs. We first started repurchasing shares in 2007. During 2007, we repurchased 689,962 shares of our Class A common stock for approximately $29.2 million, or $42.29 per share, to offset the dilutive effect of our employee equity programs. In late 2007, the board of directors renewed this program for 2008.

        Repurchases of equity securities during the fourth quarter of 2007 are listed in the following table:

Period	Total Number of Shares Acquired	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
September 1 - September 30, 2007	99,100	$52.55	99,100	320,038
October 1 - October 31, 2007	10,000	$55.88	10,000	310,038
November 1 - November 30, 2007	—	$—	—	310,038

Total	109,100	$52.86	109,100	310,038

        In 2006, we initiated a program to reduce the dilutive effects of employee equity grants, which have consisted primarily of restricted stock. This program continued throughout 2007. We withhold shares to fund employee statutory withholding tax requirements. As shares vest and tax withholdings come due, we withhold enough shares in treasury to cover the tax liability and make a payment to the tax authority out of corporate cash. During the years ended November 30, 2007 and 2006, we withheld

$9.3 million and $7.6 million, respectively, of treasury stock under this program. The table below sets forth the total number of shares withheld and the average fair market value of those shares.

Period	Total Number of Shares Withheld	Average Fair Market Value per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
December 1 - December 31, 2006	—	$—	—		—
January 1 - January 31, 2007	2,211	$37.92	—		—
February 1 - February 28, 2007	2,564	$38.54	—		—
March 1 - March 31, 2007	384	$37.07	—		—
April 1 - April 30, 2007	750	$40.98	—		—
May 1 - May 31, 2007	635	$40.18	—		—
June 1 - June 30, 2007	777	$40.59	—		—
July 1 - July 31, 2007	33,900	$49.61	—		—
August 1 - August 31, 2007	635	$50.58	—		—
September 1 - September 30, 2007	1,608	$50.58	—		—
October 1 - October 31, 2007	65,223	$58.94	—		—
November 1 - November 30, 2007	50,564	$67.12	—		—

Total	159,251	$58.51	—	(1)	—	(1)

Fiscal Year 2006:
September 1 - September 30, 2006	102,700	$30.34	—		—
October 1 - October 31, 2006	7,761	$35.44	—		—
November 1 - November 30, 2006	113,101	$36.79	—		—

Total	223,562	$33.78	—	(1)	—	(1)

(1)
Since we simply withhold shares, rather than buying them in the open market, we do not consider this a share buyback program. Nevertheless, we anticipate that this program will help reduce the dilutive impact of employee equity awards.

Two-Year Financial Performance Graph: 2005-2007

        The annual changes for the two-year period shown in the graph on this page are based on the assumption that $100 had been invested in IHS Class A common stock, the Standard & Poor's 500 Stock Index and a "Peer Group" index on November 11, 2005—the date our Class A shares were initially quoted on the New York Stock Exchange—and that all quarterly dividends were reinvested at the average of the closing stock prices at the beginning and end of the quarter. The "Peer Group" index represents the weighted average percentage return of The Advisory Board Committee, Choicepoint Inc., The Dun & Bradstreet Corporation, Equifax Inc, The Corporate Executive Board Company, FactSet Research Systems Inc., Fair Isaac Corporation, and The Thomson Corporation. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on November 30, 2007.

COMPARISON OF CUMULATIVE TOTAL RETURN
Among IHS Inc., S&P 500 Index, and Peer Group

Value of $100.00 investment in stock or index:

	11/11/2005	11/30/2005	11/30/2006	11/30/2007
IHS	$100.00	$112.63	$216.67	$410.18
Peer Group	$100.00	$100.91	$116.76	$113.11
S&P 500	$100.00	$101.20	$113.44	$119.96

Item 6.    Selected Financial Data

        You should read the following selected consolidated financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes appearing elsewhere in this Form 10-K.

	Years Ended November 30,
	2007	2006	2005	2004	2003
	(In thousands, except per-share amounts)
Statement of Operations Data:
Revenue	$688,392	$550,770	$476,117	$393,969	$345,840
Operating expenses:
Cost of revenue(1)	302,558	252,423	228,172	184,437	160,723
Selling, general and administrative(1)	249,583	200,719	166,845	152,936	119,635
Depreciation and amortization	25,478	15,714	11,419	9,642	8,940
Restructuring and offering charges (credits)	(154)	3,103	13,703	—	—
(Gain) loss on sales of assets, net	(758)	56	(1,331)	(5,532)	(245)
Impairment of assets	—	—	—	1,972	567
Net periodic pension and post-retirement benefits(2)	(668)	(2,745)	(3,355)	(5,133)	(8,291)
Earnings in unconsolidated subsidiaries	(335)	(286)	(129)	(437)	(3,196)
Other expense (income), net	(3,914)	1,601	(1,059)	3,173	1,105

Total operating expenses	571,790	470,585	414,265	341,058	279,238

Operating income	116,602	80,185	61,852	52,911	66,602
Gain on sale of investment in affiliate(3)	—	—	—	26,601	—
Interest income	6,784	5,974	3,485	1,140	1,359
Interest expense	(720)	(847)	(768)	(450)	(1,104)

Non-operating income (expense), net	6,064	5,127	2,717	27,291	255

Income from continuing operations before income taxes, minority interests, and discontinued operations	122,666	85,312	64,569	80,202	66,857
Provision for income taxes	(38,827)	(26,879)	(20,376)	(16,644)	(24,053)

Income from continuing operations before minority interests and discontinued operations	83,839	58,433	44,193	63,558	42,804
Minority interests	(64)	(168)	(146)	(275)	(46)

Income from continuing operations	83,775	58,265	44,047	63,283	42,758
Discontinued operations:(4)
Loss from discontinued operations, net	—	(1,920)	(2,250)	(1,969)	(195)

Net income	$83,775	$56,345	$41,797	$61,314	$42,563

Income from continuing operations per share:
Basic (Class A and Class B common stock)	$1.41	$1.03	$0.80	$1.15	$0.78

Diluted (Class A and Class B common stock)	$1.39	$1.03	$0.79	$1.15	$0.78

Net income per share:
Basic (Class A and Class B common stock)	$1.41	$1.00	$0.76	$1.11	$0.77

Diluted (Class A and Class B common stock)	$1.39	$0.99	$0.75	$1.11	$0.77

Balance Sheet Data (as of period end):
Cash and cash equivalents	$148,484	$180,034	$132,365	$124,452	$24,051
Total assets	1,323,807	944,301	807,156	752,644	620,113
Total long-term debt and capital leases	37	74	262	607	725
Total stockholders' equity	840,908	565,191	477,180	421,051	360,765

(1)
Includes stock-based compensation expense as follows:

	Years Ended November 30,
	2007	2006	2005	2004	2003
	(In thousands)
Cost of revenue	$1,142	$2,882	$551	$4,437	$—
Selling, general and administrative	29,299	18,820	4,721	17,065	—
Discontinued operations	—	254	—	303	—

Total stock-based compensation expense	$30,441	$21,956	$5,272	$21,805	$—

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

(2)
Net periodic pension and post-retirement benefits income (expense) was comprised of the following:

	Years Ended November 30,
	2007	2006	2005	2004	2003
	(In thousands)
Net pension (income) expense	$1,281	$(1,596)	$(5,733)	$(9,800)	$(12,580)
Post-retirement benefit (income) expense	(1,949)	(1,149)	2,378	4,667	4,289

Net periodic pension and post-retirement benefits income	$(668)	$(2,745)	$(3,355)	$(5,133)	$(8,291)

(3)
Reflects a pretax gain on the sale of our preferred stock investment in TriPoint Global Communications, Inc., a satellite antenna manufacturer, to a subsidiary of TBG.

(4)
Our discontinued operations are shown net of tax benefits of $0.8 million, $1.2 million, $1.2 million, and $0.1 million for the years ended November 30, 2006, 2005, 2004 and 2003, respectively.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of our financial condition and operating results should be read in conjunction with "Selected Financial Data" and our consolidated financial statements and accompanying notes included in this Form 10-K.

        IHS is a leading provider and comprehensive source of Critical Information and Insight in a sizable and growing global information market. Our customers rely on our products and services to facilitate crucial decision-making, support key processes, and improve productivity. We provide information-driven solutions to meet our customers' needs, which include gaining insight into global energy market movements, managing product lifecycles, meeting growing environmental challenges, and assessing national or corporate security issues. IHS customers range from governments and large multinational corporations to small companies and technical professionals, doing business in more than 180 countries.

        At the heart of our Critical Information products and services is data obtained from public sources, third parties, and our own proprietary databases. We transform that data into Critical Information and Insight that is both useful to our customers and available where and when they need it by combining data with our proprietary and third-party technology to create graphical user interfaces, interactive search and navigation tools, and online databases. We deliver these products primarily through Internet-based applications and portals. In many cases, the combination of our data with these Internet-based tools provides the customer with a unique solution. Some products are also delivered through traditional media. We further transform our Critical Information into Insight products and services with analysis from our teams of experts.

        Our vision is to be the Source for Critical Information and Insight. When Critical Information or Insight—or both—are mission-critical to our customers in achieving their business goals anywhere around the globe, we intend to be the source that they trust, rely on, and come to first. We have targeted four specific information "domains" (Energy, Product Lifecycle, Security, and Environmental) where we believe we have the best opportunity to be the Source for our customers. Each of these four strategic information domains represents a significant market opportunity and our goal is to be the leading source of Critical Information and Insight in each of them. In addition, these domains are often inter-related and inter-linked; thus, the intersections between them represent areas of critical interest for our customers and a further market opportunity for IHS.

        Since these four information domains represent areas where our customers have needs for Critical Information and Insight, we use these domains to set priorities and design our business objectives. As we continue to deliver Critical Information and Insight in those four information domains, we prepare and analyze our financial reports to include each of the four domains in our two operating segments. Our Energy segment is focused primarily on the Energy information domain while our Engineering segment is focused primarily on the Product Lifecycle, Security, and Environmental information domains. However, as discussed above (see "Business"), some of our greatest opportunities to serve our customers occur in the intersection of these information domains. Accordingly, there may be increasing overlap among information domains and between our two operating segments. We expect that overlap, as well as the ongoing evolution of our operating model, to drive changes in the way we manage our business. As those changes continue, the way we discuss our business and report on our operating segments may change.

Executive Summary

  Subscription-based business model

        We sell our offerings primarily through subscriptions. As a result of our subscription-based business model and historically high renewal rates, we generate recurring revenue and cash flow. We generally recognize revenue from subscriptions (which are usually for one-year periods) ratably over the term of the subscription. However, our business does have seasonal aspects. For example, our first-quarter results have benefited from the inclusion of the results from CERAWeek, an annual energy executive conference. Also, our Jane's business typically generates higher revenue and operating profit during the second half of the year due to the timing of certain of its publications.

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

        IHS customers are governments and large multinational corporations, as well as small companies and technical professionals, doing business in more than 180 countries.

        We generate approximately half of our total revenue from outside the United States. Our primary operations outside the United States are in the United Kingdom, Canada, and Switzerland. Our operating profit outside the United States has historically exceeded our domestic operating profit.

  Revenue by offerings

        Our revenue by type of offering for the periods presented is set forth below:

	Years Ended November 30,
	2007	2006	2005
	(In thousands)
Critical information	$464,045	$374,532	$339,815
Decision-support tools	108,990	83,942	56,015
Services	115,357	92,296	80,287

Total revenue	$688,392	$550,770	$476,117

  Acquisitions

        We have completed and integrated 16 strategic acquisitions over the last three years. Some were relatively large, others were small, but they all filled a strategic need. Our larger acquisitions enable us to achieve greater reach in a given domain—for example, the Jane's business. Similarly, our "bolt-on" or "tuck-in" acquisitions, while generally smaller, tend to consist of databases or datasets (such as EDS or GCS) that provide a strategic broadening of our Critical Information offerings. These bolt-on acquisitions often come with little to no overhead, require minimal integration, and deliver higher incremental margins than larger acquisitions.

        During 2007, we made the following acquisitions:

  •
  Exploration Data Services (EDS).    In October 2007, we acquired the assets of Livingston, TX-based EDS and its subsidiary, Geodigit LLC, which collectively maintain and market extensive geological data covering the subsurface Gulf of Mexico for $6.3 million using existing cash on hand. The acquired assets include EDS' catalog of interpreted formation tops on more than 25,000 offshore wells, www.EDSMaps.com, and Geodigit's MMS offshore well data, base maps and other well header data.

  •
  EnvironMax, Inc.    In October 2007, we acquired Salt Lake City-based EnvironMax, Inc., a leading provider of environmental management information systems solutions primarily to government and defense markets. Terms of the purchase included $22.1 million paid from cash on hand and 65,000 shares of IHS stock issued with a one-year lock up, valued at $3.8 million for a total price of $25.4 million, net of cash acquired.

  •
  PCNAlert.    In August 2007, we acquired the assets of PCNAlert from SupplyEdge, Inc., of Pasadena, Calif., for $10 million in an all-cash transaction. PCNAlert delivers leading component event management solutions, including product change notifications and end-of-life notifications for the electronic components industry.

  •
  John S. Herold, Inc. (Herold).    In August 2007, we acquired Norwalk, CT-based Herold, an independent research firm that provides in-depth analyses and key financial and operational data on more than 400 global oil and gas companies. We acquired Herold for approximately $47.2 million, net of acquired cash, using existing cash on hand.

  •
  Strategic Decision Group Corporation's Oil & Gas Consulting Practice (SDG).    In July 2007, we acquired the assets of SDG, a provider of strategic consulting services to leading enterprises in the global oil and gas industry, for $8.2 million using $5.1 million of existing cash on-hand and a $3.1 million note payable. SDG will be managed as a service within Cambridge Energy Research Associates (CERA), an IHS company.

  •
  Jane's Information Group (Jane's).    In June 2007, we executed an agreement with Woodbridge International Holdings S.A. (Woodbridge) for the purchase of Jane's, a leading provider of information to the defense industry and governments. The parties completed the transaction on the same date. Terms of the transaction included delivery of 4,399,000 shares of our Class A Common Stock valued at $171.5 million and less than $0.1 million in cash in exchange for all of the outstanding equity and debt of Jane's. Woodbridge has agreed to a three-year lock-up agreement that restricts its ability to sell any IHS shares.

  •
  Geological Consulting Services (GCS).    In June 2007, we acquired the inventory and assets of GCS of Houston—a provider of formation tops data files in electronic and other media covering South Texas, East Texas, North Louisiana, South Arkansas, Mississippi, Alabama and Florida—for $8.2 million using existing cash on hand.

  •
  RapiData.    In March 2007, we acquired certain assets including the RapiData™ product, well known for its comprehensive well test, pressure and completions data for the Western Canadian Sedimentary Basin. IHS purchased RapiData from Rapid Technology Corporation of Calgary, Alberta, Canada, for approximately $6.3 million using existing cash on hand.

  •
  Geological Data Services Inc. (GDS).    In January 2007, we acquired the majority of the assets of GDS of Addison, Texas, a provider of interpreted subsurface data "formation-tops" covering the Permian Basin, U.S. mid-continent and Rocky Mountain regions. We acquired GDS for $8.0 million using existing cash on hand.

        The purchase prices for these 2007 acquisitions, excluding acquired cash and including acquisition-related costs, were initially allocated as follows (in thousands):

	Jane's	Herold	All others	Total
Assets:
Current assets	$18,444	$2,680	$3,615	$24,739
Property and equipment	4,683	292	489	5,464
Intangible assets	93,423	28,100	27,129	148,652
Goodwill	115,631	32,752	47,680	196,063
Other long-term assets	292	—	—	292

Total assets	232,473	63,824	78,913	375,210

Liabilities:
Current liabilities	33,756	6,906	4,116	44,778
Deferred taxes	25,278	9,701	2,437	37,416
Other long-term liabilities	1,841	44	—	1,885

Total liabilities	60,875	16,651	6,553	84,079

Purchase price	$171,598	$47,173	$72,360	$291,131

        During 2006, we made the following acquisitions:

  •
  Canadian Hydrodynamics Ltd. (CHD).    In July 2006, we acquired the assets of Calgary, Canada-based CHD for approximately $3.5 million using existing cash on hand. CHD is a leading provider of comprehensive drillstem test information for the Western Canadian Sedimentary Basin. The CHD database has been available exclusively through IHS AccuMap, one of our Energy product offerings, as a partner dataset since 1995.

  •
  GeoPLUS.    In June 2006, we acquired the assets of GeoPLUS of Tulsa, Oklahoma, for approximately $42.1 million using existing cash on hand. GeoPLUS has a PC-based software family, PETRA®, which is a popular platform used by oil and gas companies to analyze subsurface data from existing oil and gas wells.

  •
  Construction Research Communications Limited (CRC).    In June 2006, we acquired CRC Limited, of London, U.K., for approximately $5.8 million, net of acquired cash, using existing cash on hand. CRC was created by the Building Research Establishment (BRE) and Emap Construct to deliver a wide range of BRE products relating to the construction industry, ranging from environmental issues to fire safety.

  •
  CDS.    In December 2005, we acquired the assets of a content-and-data-services (CDS) business for approximately $33.0 million that serves several of the industries targeted by our Engineering segment. The core product of this business is an extensive database that includes technical attributes and alternatives for, and obsolescence and environmental data on, electronic component parts.

        We also made three acquisitions during 2005 for an aggregate purchase price of approximately $3.5 million.

        Our consolidated financial statements include the results of operations and cash flows for these acquisitions beginning on their respective dates of acquisition.

  Segments

        The table below presents the split of revenue by type of offering for each of our two segments:

	Energy			Engineering
	2007	2006	2005	2007	2006	2005
Critical information	53%	55%	56%	84%	83%	88%
Decision-support tools	19	18	16	12	12	7
Services	28	27	28	4	5	5

Total revenue	100%	100%	100%	100%	100%	100%

        Each of our segments' results from operations is primarily driven by organic growth and acquisitions. Organic growth is driven by several factors, including our ability to further penetrate existing customers, generate new customers, raise prices, introduce new offerings, update existing offerings, execute our sales and marketing plans, and world economic and other events.

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

  Global operations

        We serve some of the world's largest corporations across multiple industries, as well as governments and other organizations, in more than 100 countries. We generated revenue of $332.9 million outside the United States during the year ended November 30, 2007, which represented almost half of our total revenue. Our primary operations outside the United States are in the United Kingdom, Canada, and Switzerland. Our operating profit outside the United States has historically exceeded our domestic operating profit. Set forth below for the years ended November 30 is our revenue indicated by country based on the location of our subsidiary generating the revenue (which differs in some cases from the location of the customer):

	2007	2006	2005
	(In thousands)
United States	$355,474	$290,367	$245,187
United Kingdom	125,514	83,768	78,660
Canada	67,272	58,089	47,812
Switzerland	95,257	78,127	64,840
Rest of world	44,875	40,419	39,618

Total revenue	$688,392	$550,770	$476,117

        Our international operations expose us to foreign-currency risk. Fluctuations in foreign-currency rates increased our revenues by approximately $15.0 million, $0.1 million and $2.7 million for the years ended November 30, 2007, 2006, and 2005, respectively, and increased (decreased) our operating income by approximately $4.4 million, $(3.3) million and $2.5 million for the same respective periods. See "Qualitative and Quantitative Disclosures About Market Risk—Foreign Currency Risk."

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

        Stock-based compensation expense.    We have issued equity-based compensatory awards, primarily restricted stock units, for which we will record the cost over its vesting period, none of which exceed five years. As of November 30, 2007, we had 2.7 million of outstanding nonvested shares and options granted to our officers, employees and non-employee directors in the form of performance shares, performance units, restricted shares, restricted stock units and stock options. Assuming that all of the performance measures are met, we expect stock-based compensation expense for the next three years to approximate the following:

	Years Ending November 30,
	2008	2009	2010
	(In thousands)
Total projected stock-based compensation expense	$42,000	$37,000	$17,000

        The above projection includes our annual award grant which will be made on February 1, 2008, but does not reflect any expected future award grants thereafter.

        Pension and post-retirement benefits.    Net periodic pension and post-retirement benefits are primarily comprised of U.S. pension income, U.K. pension expense and U.S. post-retirement benefit expense shown on a net basis.

        Net periodic pension and post-retirement benefits income were comprised of the following:

	Years Ending November 30,
	2007	2006	2005
	(In thousands)
Net pension (income) expense	$1,281	$(1,596)	$(5,733)
Post-retirement benefit (income) expense	(1,949)	(1,149)	2,378

Net periodic pension and post-retirement benefits income	$(668)	$(2,745)	$(3,355)

        During the first quarter of 2006, we notified our U.S. employees of certain changes adopted by the human resources committee of our board of directors regarding our U.S. pension and postretirement benefit plans. We started accounting for the impact of these changes beginning February 2006, the communication date of these changes to our employees. The amendments to our U.S. plans impacted these plans as follows:

  •
  U.S. pension plan—Previously, only our Engineering segment and Corporate employees were entitled to participate in the pension plan. In May 2006, all U.S.-based employees became eligible to participate in the plan, nearly doubling the active participants. At the same time, the future benefit earned under the plan was changed, resulting in a simplified calculation, and a reduced future benefit compared to the prior calculation for all but grandfathered employees.

  •
  Post-retirement benefit plan—The amendment limited benefits to be paid for future healthcare costs. This resulted in postretirement benefit income in 2007 and 2006 as opposed to expense in 2005.

        Provision for income taxes.    Our effective tax rate was 31.7%, 31.5%, and 31.6% in the years ended November 30, 2007, 2006, and 2005, respectively. We expect our fiscal year 2008 effective tax rate to be slightly higher than the fiscal year 2007 rate. See our consolidated financial statements included elsewhere in this Form 10-K.

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

  Business Combinations

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

  Goodwill and Other Intangible Assets

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

  Intangible assets subject to amortization

        An intangible asset that is subject to amortization is reviewed when impairment indicators are present in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We compare the expected undiscounted future operating cash flows associated with finite-lived assets to their respective carrying values to determine if the asset is fully recoverable. If the expected future operating cash flows are not sufficient to recover the carrying value, we estimate the fair value of the asset. Impairment is recognized when the carrying amount of the asset is not recoverable and when the carrying value exceeds fair value. The projected cash flows require several assumptions related to, among other things, relevant market factors, revenue growth, if any, and operating margins. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial results.

  Indefinite-lived intangible assets

        In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we perform the impairment test for indefinite-lived intangible assets by comparing the asset's fair value to its carrying value on at least an annual basis. An impairment charge is recognized if the asset's estimated fair value is less than its carrying value.

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

  Goodwill

        In accordance with SFAS No. 142, we test goodwill for impairment on a "reporting unit" level as defined by reference to SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information on at least an annual basis. A reporting unit is a group of businesses (i) for which discrete financial information is available and (ii) that have similar economic characteristics. We test goodwill for impairment using the following two-step approach:

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

Pension and Postretirement Benefits

        We have defined benefit plans that cover the majority of our employees in the U.S. and the U.K. We also have postretirement plans in the U.S. that provide medical benefits for retirees and eligible dependents. The accounting for these plans is subject to the guidance provided in SFAS No. 87, Employers' Accounting for Pensions, and SFAS No. 106, Employers' Accounting for Postretirement Benefits Other than Pensions, and SFAS No. 158, Employers' Accounting for Defined Benefit Plans and Other Postretirement Plans. These statements require that management make certain assumptions relating to the long-term rate of return on plan assets, discount rates used to measure future obligations and expenses, salary increases, inflation, health-care-cost-trend rates and other assumptions. We believe that the accounting estimates related to our pension and postretirement plans are critical accounting estimates because they are highly susceptible to change from period to period based on market conditions.

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

        Discount rates and expected rates of return on plan assets are selected at the end of a given fiscal year and impact expense in the subsequent year. A fifty-basis-point decrease in certain assumptions made at the beginning of 2007 would have had the following effects on 2007 pension expense:

	Impact to Pension Results—U.S. Plan
Change in Assumption	Increase/(Decrease) on 2007 Pre-Tax Expense	Increase/(Decrease) on November 30, 2007 PBO
	(In thousands)
50-basis-point decrease in discount rate	$919	$10,114
50-basis-point increase in discount rate	$(861)	$(9,242)
50-basis-point decrease in expected return on assets	$1,231	$—
50-basis-point increase in expected return on assets	$(1,231)	$—

	Impact to Pension Results—U.K. Plan
Change in Assumption	Increase/(Decrease) on 2007 Pre-Tax Expense	Increase/(Decrease) on November 30, 2007 PBO
	(In thousands)
50-basis-point decrease in discount rate	£117	£2,391
50-basis-point increase in discount rate	£(111)	£(2,085)
50-basis-point decrease in expected return on assets	£65	£—
50-basis-point increase in expected return on assets	£(65)	£—

Stock-Based Compensation

        We have one share-based compensation plan, the Amended and Restated IHS Inc. 2004 Long-Term Incentive Plan (the "2004 Long-Term Incentive Plan"), that provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares, cash-based awards, other stock-based awards, and covered employee annual incentive awards. Our Amended and Restated IHS Inc. 2004 Directors

Stock Plan, a sub-plan under our 2004 Long-Term Incentive Plan, provides for the grant of restricted stock and restricted stock units to non-employee directors as defined in that plan.

        As of November 30, 2007, we had approximately 2.4 million stock-based awards outstanding, of which approximately 1.2 million were performance-based awards, assuming maximum potential payout of the performance awards.

        The vesting of 0.3 million of these performance-based award shares will occur on February 29, 2008, based on certain financial performance levels being met during fiscal year 2007.

        The vesting of the remaining performance shares is principally based on achieving certain financial performance levels during the fiscal year 2009, with a possible reduction in payout if additional designated performance metrics are not met in 2008. As of November 30, 2007, we have estimated that the maximum number of shares issuable will vest based on our 2007 actual performance and our projected performance for 2008 and 2009. The projected share-based compensation expense reflects this estimate. A change in the actual performance levels achieved by the Company could result in a change in the actual amount of stock based compensation that we recognize. For example, in the event we do not achieve the performance metrics for 2009, our performance-based stock compensation expense would substantially decrease.

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

        In particular, significant judgment is required in estimating the future volatility of our stock price. Since we have been publicly traded for only two years, our volatility rate is based on a basket of peer-company-stock prices. The determination of which company is considered to be a peer is highly subjective.

        Given that we only had 0.3 million options outstanding as of November 30, 2007, changes in these assumptions were not likely to materially affect our financial results. However, if the number of options granted materially increases in the future, the likelihood that changes in our valuation assumptions could materially impact our financial results also increases.

Results of Operations

        Set forth below are our results of operations expressed as a percentage of revenue.

	Years Ended November 30,
	2007	2006	2005
Revenue:
Products	83%	83%	83%
Services	17	17	17

Total revenue	100	100	100
Operating expenses:
Cost of revenue	44	46	48
Selling, general and administrative	36	37	35
Depreciation and amortization	4	3	2
Restructuring and offering charges	—	—	3
Gain on sales of assets, net	—	—	—
Net periodic pension and post-retirement benefits	—	(1)	(1)
Earnings in unconsolidated subsidiaries	—	—	—
Other expense, net	(1)	—	—

Total operating expenses	83	85	87

Operating income	17	15	13
Interest income	1	1	1
Interest expense	—	—	—

Non-operating income, net	1	1	1

Income from continuing operations before income taxes and minority interests	18	16	14
Provision for income taxes	(6)	(5)	(5)

Income from continuing operations before minority interests	12	11	9
Minority interests	—	—	—

Income from continuing operations	12	11	9

Discontinued operations:
Loss from discontinued operations, net	—	(1)	—

Net income	12%	10%	9%

        Set forth below is our revenue and operating income for our Energy and Engineering segments for the years ended November 30, 2007, 2006 and 2005. Certain shared-services functions are not allocated to our operating segments. Unallocated amounts include corporate-level restructuring and offering charges, stock-based compensation expense, net periodic pension and post-retirement benefits income, corporate-level impairments, and gains on sales of corporate assets.

	Years Ended November 30,
	2007	2006	2005
	(In thousands)
Energy revenue	$373,518	$294,277	$242,312
Engineering revenue	314,874	256,493	233,805

Total revenue	$688,392	$550,770	$476,117

Energy operating income	$121,932	$82,873	$63,376
Engineering operating income	59,978	46,808	28,365
Shared services operating expense	(65,308)	(49,496)	(29,889)

Total operating income	$116,602	$80,185	$61,852

Year Ended November 30, 2007 Compared to the Year Ended November 30, 2006

        Revenue.    Revenue was $688.4 million for the year ended November 30, 2007, compared to $550.8 million for the year ended November 30, 2006, an increase of $137.6 million or 25%. Revenue increased primarily due to organic growth, which contributed $64.0 million. Acquisitions grew revenue by $58.7 million and the impact of foreign currency added $15.0 million.

        Revenue for our Energy segment was $373.5 million for the year ended November 30, 2007, compared to $294.3 million for the year ended November 30, 2006, an increase of $79.2 million or 27%. The increase was principally due to organic growth, which contributed $51.7 million. Additionally, acquisitions added $20.8 million. Favorable foreign currency movements grew revenue by $6.8 million. Organic growth during the year ended November 30, 2007, was primarily driven by price increases, growth in certain critical-information subscription products and our decision-support tools, stronger results from CERAWeek, higher demand for services, and favorable energy-industry conditions.

        Revenue for our Engineering segment was $314.9 million for the year ended November 30, 2007, compared to $256.5 million for the year ended November 30, 2006, an increase of $58.4 million, or 23%. Acquisitions added $37.9 million. Organic growth contributed $12.3 million. Also, foreign currency movements grew revenue $8.2 million. Organic growth was partially driven by sales from the once-every-three-year release of a certain engineering standard, the Boiler Pressure Vessel Code. Also, increased sales in our specifications-and-standards and parts-management offerings were partially offset by lower services revenue, which decreased due to our fourth- quarter-2006 restructuring.

        Cost of Revenue.    Cost of revenue was $302.6 million for the year ended November 30, 2007, compared to $252.4 million for the year ended November 30, 2006, an increase of $50.1 million, or 20%. As a percentage of revenue, cost of revenue decreased to 44.0% from 45.8%. Margins within our Energy segment increased principally due to the additional revenue discussed above coupled with our ability to leverage a relatively fixed-cost structure. Margins within our Engineering segment declined slightly despite increased revenue, discussed above, and relatively flat effective royalty rates. The once-every-three-year release of a certain engineering standard, the Boiler Pressure Vessel Code, and our Jane's acquisition carried lower margins than our overall portfolio. Additionally, margins were negatively impacted by the modification of certain agency relationships.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses (SG&A) were $249.6 million for the year ended November 30, 2007, compared to $200.7 million for the year ended November 30, 2006, an increase of $48.9 million or 24%. Stock-based compensation expense included in SG&A increased $10.5 million. Of the remaining $38.4 million SG&A increase, $11.6 million was organic, $22.8 million was due to acquisitions, and $4.0 million was related to foreign-exchange movements. As a percentage of revenue and excluding stock-based compensation expense, SG&A was 32.0% for the year ended November 30, 2007, down from 33.0% for the year ended November 30, 2006. The organic increase in SG&A related to several factors, including increased selling expense because of higher sales and a revised commission structure, costs associated with our human resources information system implementation and our ongoing transformational initiatives, and merit-based salary increases.

        Depreciation and Amortization Expenses.    Depreciation and amortization expenses were $25.5 million for the year ended November 30, 2007, compared to $15.7 million for the year ended November 30, 2006, an increase of $9.8 million, or 62%. The increase was primarily due to acquisitions.

        Operating Income.    Operating income was $116.6 million for the year ended November 30, 2007, compared to $80.2 million for the year ended November 30, 2006, an increase of $36.4 million, or 45%. As a percentage of revenue, operating income increased to 16.9% for the year ended November 30, 2007 from 14.6% for the year ended November 30, 2006.

        Operating income for our Energy segment was $121.9 million for the year ended November 30, 2007, compared to $82.9 million for the year ended November 30, 2006, an increase of $39.1 million, or 47%. The increase was primarily attributable to increased revenue discussed above coupled with our ability to leverage a relatively fixed-cost structure.

        Operating income for our Engineering segment was $60.0 million for the year ended November 30, 2007, compared to $46.8 million for the year ended November 30, 2006, an increase of $13.2 million, or 28%. Operating income increased due to sales from the once-every-three-year release of a certain engineering standard, the Boiler Pressure Vessel Code. Additionally, increased sales in our subscriptions-based business were partially offset by lower services revenue, due to our fourth-quarter-2006 restructuring. Additionally, operating income was negatively impacted by the modification of certain agency relationships.

        Operating expenses for our shared services were $65.3 million for the year ended November 30, 2007, compared to $49.5 million for the year ended November 30, 2006, an increase of $15.8 million, or 32%. Increased stock-based compensation expense contributed $8.5 million. Costs associated with our human resources information system implementation and our ongoing transformational initiatives and merit-based salary increases also contributed to the increase.

        Provision for Income Taxes.    Our effective tax rate for the year ended November 30, 2007 was 31.7%, compared to 31.5% for the year ended November 30, 2006. The effective tax rate for 2007 reflects the benefits from the release of the valuation allowance on certain deferred-tax assets, including foreign-tax credits and the release of certain tax reserves, offset by the impact from changes to certain estimates. The effective tax rate for 2006 reflects the benefits from the release of certain tax reserves and tax-exempt interest income, offset by an increase in the valuation allowance on the realizability of foreign-tax credits.

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

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $200.7 million for the year ended November 30, 2006, compared to $166.8 million for the year ended November 30, 2005, an increase of $33.9 million, or 20%. Stock-based compensation expense increased $14.1 million year over year, including $4.7 million pertaining to the retirement of our former Chief Executive Officer during the fourth quarter of 2006. Acquisitions contributed $3.7 million of the increase. CEO retirement costs added $1.9 million. The remainder of the increase was primarily due to increased sales-and-marketing and back-office costs to support increased sales, and, at the corporate level, increased costs related to our first year as a publicly traded company. Cost savings from the 2005 restructuring partially offset the above. As a percentage of revenue, selling, general and administrative expenses, excluding stock-based compensation expense, were 33.0% for the year ended November 30, 2006, down from 34.1% for the year ended November 30, 2005.

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

        Operating income for our Energy segment was $82.9 million for the year ended November 30, 2006, compared to $63.4 million for the year ended November 30, 2005, an increase of $19.5 million, or 31%. The increase was primarily attributable to increased revenue discussed above coupled with a relatively fixed-cost structure.

        Operating income for our Engineering segment was $46.8 million for the year ended November 30, 2006, compared to $28.4 million for the year ended November 30, 2005, an increase of $18.4 million, or 65%. The increase was primarily driven by increased sales combined with costs savings resulting from our third-quarter 2005 restructuring. Also, we incurred $2.5 million more in restructuring charges in 2005 than in 2006.

        Operating expenses for our shared services were $49.5 million for the year ended November 30, 2006, compared to $29.9 million for the year ended November 30, 2005, an increase of $19.6 million, or

66%. Increased stock-based compensation expense contributed $16.4 million. Costs associated with our ongoing transformational initiatives and merit-based salary increases also contributed to the increase.

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

Liquidity and Capital Resources

        As of November 30, 2007, we had cash and cash equivalents of $148.5 million, short-term investments of $10.5 million, and virtually no debt. We have generated strong cash flows from operations over the last few years. As a result of these factors, as well as the availability of funds under our credit facility, we believe we will have sufficient cash to meet our anticipated working capital and capital expenditure needs.

        Our future capital requirements will depend on many factors, including the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products, our ongoing companywide initiatives, changing technology, and the continued market acceptance of our offerings. We could be required, or could elect, to seek additional funding through public or private equity or debt financing for possible future acquisitions. Additional funds may not be available on terms acceptable to us or at all. We expect our capital expenditures, excluding potential acquisitions, to be approximately $14 million for 2008.

  Share Buyback Program

        During 2006, our board of directors approved a program to reduce the dilutive effects of employee equity grants, by allowing employees to surrender shares back to the company for a value equal to their statutory tax liability. IHS then pays the statutory tax on behalf of the employee. Later in 2006, our board of directors approved an additional program—a stock buyback program—whereby IHS was authorized to acquire up to one million shares per year in the open market to more fully offset the dilutive effect of our employee equity programs. This program was renewed by the board of directors in late 2007 for fiscal year 2008. During 2007, we repurchased 689,962 shares of our Class A common stock for approximately $29.2 million, or $42.29 per share, pursuant to the stock buyback program and 159,251 shares for approximately $9.3 million, or $58.51 per share, related to shares withheld for taxes.

  Cash Flow

        Net cash provided by operating activities was $141.7 million for the year ended November 30, 2007, compared to $115.7 million for the year ended November 30, 2006. The increase was principally due to our business growing profitably year over year, primarily due to increased pricing, an expanding subscription base, increased sales and the positive impact of our acquisitions. Our subscription-based business model typically generates a high rate of cash flow and is aided by the following:

  •
  Relatively low levels of required capital expenditures;

  •
  Positive working capital characteristics that do not generally require substantial working capital increases to support our growth;

  •
  A cash-for-tax rate that continues to trend lower than our effective tax rate; and

  •
  Our well-capitalized balance sheet.

        The positive cash flow impact of our growing business in 2007 was partially offset by the following:

  •
  Annual bonus payments, which are paid in the first quarter each year, were approximately $7 million higher in 2007 than in 2006;

  •
  Receivable collections were robust at the end of 2006, enhancing cash flow at the expense of 2007; and

  •
  The effective rate of our cash paid for taxes increased slightly in 2007.

        Net cash provided by operating activities was $115.7 million for the year ended November 30, 2006, compared to $48.3 million for the year ended November 30, 2005. The increase was principally due to our business growing profitably year over year, primarily due to increased pricing, an expanding subscription base, increased sales and the positive impact of our acquisitions. Our subscription-based business model typically generates a high rate of cash flow and is aided by items noted above. Additionally, the year-over-year comparison was aided by the unusually strong receivable collections at the end of 2006.

        Net cash used in investing activities was $133.8 million for the year ended November 30, 2007, compared to $72.3 million for the year ended November 30, 2006. The increase in cash used in investing activities was primarily driven by two events. First, we disbursed $30.2 million more on acquisitions during 2007 than we did in 2006. Second, we had an $8.5 million net cash outflow in 2007 due to the purchases and sales/maturities of investments. In contrast, we had a $25.7 million net cash inflow in 2006 due to the purchases and sales/maturities of investments.

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

        Net cash used in financing activities was $38.0 million for the year ended November 30, 2007. Net cash provided by financing activities was $2.8 million for the year ended November 30, 2006. The difference in cash flows was primarily caused by the additional $30.9 million disbursed in 2007 for the buyback of our shares. Additionally, we recognized $9.5 million more tax benefit from equity compensation plans, discussed more below, in 2006.

        Net cash provided by financing activities was $2.8 million for the year ended November 30, 2006. Net cash used in financing activities was $0.4 million for the year ended November 30, 2005. On December 1, 2005, the first day of our fiscal 2006 year, we adopted SFAS No. 123(R), Share-Based Payment. This standard amended SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. Accordingly, we recognized a $10.5 million benefit during 2006 relating to vesting equity awards during the period. This amount was partially offset by the $7.6 million buyback of our shares during 2006.

  Credit Facility

        On September 7, 2007, we entered into an amended and restated credit agreement (the "Revolver"). The $385 million unsecured revolving credit agreement allows us, under certain conditions, to increase the facility to a maximum of $500 million. The agreement expires in September 2012.

        The interest rates for borrowing under the Revolver are based upon our Leverage Ratio, which is the ratio of Consolidated Funded Indebtedness to rolling four quarter Consolidated Earnings Before Interest Expense, Taxes, Depreciation and Amortization (EBITDA), as defined in the Revolver. The rate ranges from the applicable LIBOR plus 50 basis points to 125 basis points or the agent bank's base rate. A commitment fee is payable periodically and ranges from 10 to 25 basis points based upon our Leverage Ratio. The Revolver contains certain financial and other covenants, including limitations on capital lease obligations and maximum Leverage and Interest Coverage Ratios, as defined in the Revolver.

        As of November 30, 2007, we were in compliance with all of the covenants in the agreement and had no outstanding borrowings. However, we had outstanding letters of credit totaling approximately $1.8 million as of November 30, 2007, that served to reduce the amount available to $383.2 million.

Off-Balance Sheet Transactions

        We have no off-balance sheet transactions.

Contractual Obligations and Commercial Commitments

        We have various contractual obligations and commercial commitments which are recorded as liabilities in our consolidated financial statements. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our consolidated financial statements but are required to be disclosed. The following table summarizes our contractual obligations and commercial commitments at November 30, 2007, and the future periods in which such obligations are expected to be settled in cash:

	Payment due by period
Contractual Obligations and Commercial Commitments	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
	(In thousands)
Operating leases	$88,700	$15,837	$24,142	$17,642	$31,079
Post-retirement medical-benefit plan contributions	8,556	886	1,742	1,718	4,210
Unconditional purchase obligations	1,702	1,005	697	—	—

Total	$98,958	$17,728	$26,581	$19,360	$35,289

        We do not expect to contribute to our U.S. pension plan in 2008 since it is currently over-funded. In 2008, we expect to contribute $2.7 million to our U.K. pension plan and $0.3 million to our Supplemental Income Plan, both of which are currently under-funded. See our consolidated financial statements included elsewhere in this Form 10-K.

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

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). Among other requirements, SFAS No. 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective beginning the first fiscal year that begins after November 15, 2007. We are required to adopt SFAS No. 157 on December 1, 2007. Subsequent to the Standard's issuance, the FASB issued an exposure draft that provides for a one year deferral for the implementation of SFAS 157 for non-financial assets and liabilities. We do not expect the adoption of SFAS No. 157 to have a material impact our financial statements.

        In September 2006, the FASB issued SFAS No. 158, Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS No. 158), and it was effective for our annual fiscal year ending November 30, 2007. The standard requires an employer to recognize the funded status of any defined benefit pension and/or other postretirement benefit plans as an asset or liability in its statement of financial position. Funded status is the difference between the projected benefit obligation and the market value of plan assets for defined benefit pension plans, and is the difference between the accumulated benefit obligation and the market value of plan assets (if any) for other post retirement benefit plans. SFAS No. 158 also requires an employer to recognize changes in that funded status in the year in which the changes occur through other comprehensive income.

        As a result of the adoption of SFAS No. 158, the prepaid asset related to our overfunded U.S. defined benefit pension plan decreased by $3.3 million, liabilities related to our other defined benefit pension and postretirement plans decreased by $2.1 million and our accumulated other comprehensive income, net of related deferred income taxes, decreased by approximately $0.9 million as of November 30, 2007. A portion of the change in accumulated other comprehensive income related to the adoption of SFAS No. 158 will be recognized in the statement of operations as a component of net periodic pension benefit income in future periods. Such amount is estimated to be approximately $3.5 million before tax, in 2008.

        In addition, this statement requires companies to measure plan assets and obligations at the date of their year-end statement of financial position, with limited exceptions. This measurement date provision will be effective for our annual 2008 year end and will not have an impact on our financial statements as we currently measure plan assets and obligations as of our fiscal year-end.

        The impact of adopting SFAS 158 is displayed in the table below:

	As of November 30, 2007
	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
	(In thousands)
Assets
Prepaid pension asset	$94,368	$(3,252)	$91,116
Intangible asset	564	(564)	—
Liabilities
Accrued pension liability	(9,384)	(2,581)	(11,965)
Accrued postretirement benefits liability	(15,416)	5,213	(10,203)
Deferred tax liability	(26,951)	266	(26,685)
Stockholders' Equity
Accumulated other comprehensive income (loss)	(22,307)	918	(21,389)

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51. These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS Nos. 141(R) and 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Thus, we are required to adopt these Standards on December 1, 2009, the first day of our 2010 fiscal year. Earlier adoption is prohibited. We are currently evaluating the impact of adopting SFAS Nos. 141(R) and SFAS 160 on our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

  Interest Rate Risk

        Our exposure to changes in interest rates relates primarily to our portfolio of investments. The primary objective of our investment portfolio is to preserve principal while maximizing yields. This is accomplished by maintaining a well-diversified portfolio of high-quality investment-grade securities, all of which have an effective maturity within the next twelve months. A hypothetical 50-basis-point increase in interest rates at November 30, 2007, would have had an immaterial impact on the fair value of our portfolio.

        We also may be exposed from time to time to changes in interest rates that may adversely affect our results of operations and financial position. We were not exposed to this interest rate risk at November 30, 2007, since we had no outstanding variable-rate debt as of that date.

  Foreign Currency Risk

        Our consolidated financial statements are expressed in U.S. dollars, but a portion of our business is conducted in currencies other than U.S. dollars. Changes in the exchange rates for such currencies into U.S. dollars can affect our revenues, earnings, and the carrying values of our assets and liabilities in our consolidated balance sheet, either positively or negatively. Fluctuations in foreign currency rates increased our revenues by $15.0 million, $0.1 million, and $2.7 million for the years ended November 30, 2007, 2006, and 2005, respectively, and increased (decreased) our operating income by $4.4 million, $(3.3) million, and $2.5 million for the same respective periods. The translation effects of changes in exchange rates in our consolidated balance sheet are recorded within the cumulative translation adjustment component of our stockholders' equity. In 2007, we recorded cumulative translation gains of $18.0 million, reflecting changes in exchange rates of various currencies compared to the U.S. dollar.

        A 10% change in the currencies that we are primarily exposed to would have impacted our 2007 revenue and operating income by approximately $19.3 million and $2.2 million, respectively.

  Credit Risk

        We are exposed to credit risk associated with cash equivalents, investments, and trade receivables. We do not believe that our cash equivalents, investments, or foreign currency derivatives present significant credit risks because the counterparties to the instruments consist of major financial institutions and we manage the notional amount of contracts entered into with any one counterparty. Substantially all trade receivable balances are unsecured. The concentration of credit risk with respect to trade receivables is limited by the large number of customers in our customer base and their dispersion across various industries and geographic areas. Although we have a large number of customers who are dispersed across different industries and geographic areas, a prolonged economic downturn could increase our exposure to credit risk on our trade receivables. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of IHS Inc.

        We have audited the accompanying consolidated balance sheets of IHS Inc. as of November 30, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended November 30, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IHS Inc. at November 30, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2007, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), IHS Inc.'s internal control over financial reporting as of November 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 21, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Denver, Colorado January 21, 2008

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2007, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of November 30, 2007.

        Our management's evaluation did not include assessing the effectiveness of internal control over financial reporting at Jane's Information Group ("Jane's"), which was acquired on June 12, 2007. Jane's was included in our consolidated financial statements and constituted $239 million and $97 million of total and net assets, respectively, as of November 30, 2007, and $35 million and $0.5 million of revenues and net loss, respectively, for the year then ended. The net loss incurred by the Jane's business includes amortization expense related to the acquired intangible assets and interest expense related to an intercompany note payable to IHS.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Date: January 21, 2008
/s/ JERRE L. STEAD Jerre L. Stead Chairman and Chief Executive Officer
/s/ MICHAEL J. SULLIVAN Michael J. Sullivan Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of IHS Inc.

        We have audited IHS Inc.'s internal control over financial reporting as of November 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). IHS Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Jane's Information Group, which is included in the 2007 consolidated financial statements of IHS Inc. and constituted $239 million and $97 million of total and net assets, respectively, as of November 30, 2007 and $35 million and $0.5 million of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of IHS Inc. also did not include an evaluation of the internal control over financial reporting of Jane's Information Group.

        In our opinion, IHS Inc. maintained, in all material respects, effective internal control over financial reporting as of November 30, 2007, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of IHS Inc. as of November 30, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended November 30, 2007 and our report dated January 21, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Denver, Colorado January 21, 2008

IHS INC.

CONSOLIDATED BALANCE SHEETS

	As of November 30,
	2007	2006
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$148,484	$180,034
Short-term investments	10,518	2,076
Accounts receivable, net	175,542	151,300
Deferred subscription costs	35,910	33,293
Deferred income taxes	17,681	7,758
Other	14,112	6,461

Total current assets	402,247	380,922
Non-current assets:
Property and equipment, net	58,756	53,096
Intangible assets, net	206,359	65,962
Goodwill, net	564,582	350,896
Prepaid pension asset	91,116	92,488
Other	747	937

Total non-current assets	921,560	563,379

Total assets	$1,323,807	$944,301

Liabilities and stockholders' equity
Current liabilities:
Short-term debt	$3,062	$500
Accounts payable	37,550	45,622
Accrued compensation	37,014	30,788
Accrued royalties	22,684	22,801
Other accrued expenses	37,435	28,737
Income tax payable	15,255	11,484
Deferred subscription revenue	239,395	191,229

Total current liabilities	392,395	331,161
Long-term debt	37	74
Accrued pension liabilities	11,965	19,619
Accrued post-retirement benefits	10,203	18,200
Deferred income taxes	60,461	2,788
Other liabilities	7,619	6,891
Minority interests	219	377
Commitments and contingencies
Stockholders' equity:
Class A common stock, $0.01 par value per share, 80,000,000 shares authorized, 49,831,293 and 45,265,794 shares issued, 48,758,518 and 45,042,232 shares outstanding at November 30, 2007 and 2006, respectively	498	453
Class B common stock, $0.01 par value per share, 13,750,000 shares authorized, issued and outstanding at November 30, 2007 and 2006	138	138
Additional paid in capital	381,124	175,027
Treasury stock, at cost; 1,072,775 and 223,562 shares at November 30, 2007 and 2006	(46,045)	(7,551)
Retained earnings	483,804	400,029
Accumulated other comprehensive income (loss)	21,389	(2,905)

Total stockholders' equity	840,908	565,191

Total liabilities and stockholders' equity	$1,323,807	$944,301

See accompanying notes.

IHS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended November 30,
	2007	2006	2005
	(In thousands, except per-share amounts)
Revenue:
Products	$573,035	$458,475	$395,830
Services	115,357	92,295	80,287

Total revenue	688,392	550,770	476,117
Operating expenses:
Cost of revenue:
Products	228,533	189,056	176,579
Services	74,025	63,367	51,593

Total cost of revenue (includes stock-based compensation expense at $1,142; $2,882; and $551 for the years ended November 30, 2007, 2006 and 2005, respectively)	302,558	252,423	228,172
Selling, general and administrative (includes stock-based compensation expense of $29,299; $18,820; and $4,721 for the years ended November 30, 2007, 2006 and 2005, respectively)	249,583	200,719	166,845
Depreciation and amortization	25,478	15,714	11,419
Restructuring and offering charges (credits)	(154)	3,103	13,703
(Gain) loss on sales of assets, net	(758)	56	(1,331)
Net periodic pension and post-retirement benefits	(668)	(2,745)	(3,355)
Earnings in unconsolidated subsidiaries	(335)	(286)	(129)
Other (income) expense, net	(3,914)	1,601	(1,059)

Total operating expenses	571,790	470,585	414,265

Operating income	116,602	80,185	61,852
Interest income	6,784	5,974	3,485
Interest expense	(720)	(847)	(768)

Non-operating income, net	6,064	5,127	2,717

Income from continuing operations before income taxes and minority interests	122,666	85,312	64,569
Provision for income taxes	(38,827)	(26,879)	(20,376)

Income from continuing operations before minority interests	83,839	58,433	44,193
Minority interests	(64)	(168)	(146)

Income from continuing operations	83,775	58,265	44,047
Discontinued operations:
Loss from discontinued operations, net	—	(1,920)	(2,250)

Net income	$83,775	$56,345	$41,797

Income from continuing operations per share:
Basic (Class A common stock and Class B common stock)	$1.41	$1.03	$0.80

Diluted (Class A common stock and Class B common stock)	$1.39	$1.03	$0.79

Loss from discontinued operations per share:
Basic (Class A common stock and Class B common stock)	$—	$(0.03)	$(0.04)

Diluted (Class A common stock and Class B common stock)	$—	$(0.04)	$(0.04)

Net income per share:
Basic (Class A common stock and Class B common stock)	$1.41	$1.00	$0.76

Diluted (Class A common stock and Class B common stock)	$1.39	$0.99	$0.75

Weighted average shares:
Basic (Class A common stock)	45,713	42,811	41,345

Basic (Class B common stock)	13,750	13,750	13,750

Diluted (Class A common stock)	60,426	56,656	55,895

Diluted (Class B common stock)	13,750	13,750	13,750

See accompanying notes.

IHS INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Shares of Class A Common Stock	Class A Common Stock	Shares of Class B Common Stock	Class B Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Total
	(In thousands)
Balance at November 30, 2004	41,250	$413	13,750	$138	$122,300	$—	$301,887	$(3,687)	$—	$421,051
Restricted stock activity	791	8	—	—	14,213	—	—	—	(13,771)	450
Excess tax benefit on vested shares	—	—	—	—	295	—	—	—	—	295
Termination of put rights associated with deferred stock units and restricted shares	1,834	18	—	—	28,950	—	—	—	(11,022)	17,946
Conversion of debt to equity	203	2	—	—	2,438	—	—	—	—	2,440
Net income	—	—	—	—	—	—	41,797	—	—	41,797
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	—	(3,694)	—	(3,694)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	—	(73)	—	(73)
Unrealized losses on short-term investments, net of tax	—	—	—	—	—	—	—	(28)	—	(28)
Unrealized losses on foreign-currency hedges, net of tax	—	—	—	—	—	—	—	(3,004)	—	(3,004)

Comprehensive income, net of tax										34,998

Balance at November 30, 2005	44,078	441	13,750	138	168,196	—	343,684	(10,486)	(24,793)	477,180
Adoption of SFAS No. 123(R)	—	—	—	—	(24,793)	—	—	—	24,793	—
Stock-based award activity	1,188	12	—	—	21,082	—	—	—	—	21,094
Excess tax benefit on vested shares	—	—	—	—	10,542	—	—	—	—	10,542
Repurchases of common stock	(224)	—	—	—	—	(7,551)	—	—	—	(7,551)
Net income	—	—	—	—	—	—	56,345	—	—	56,345
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	—	7,442	—	7,442
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	—	(3,152)	—	(3,152)
Unrealized gains on short-term investments, net of tax	—	—	—	—	—	—	—	28	—	28
Unrealized gains on foreign-currency hedges, net of tax	—	—	—	—	—	—	—	3,263	—	3,263

Comprehensive income, net of tax										63,926

Balance at November 30, 2006	45,042	453	13,750	138	175,027	(7,551)	400,029	(2,905)	—	565,191
Stock-based award activity	102	1	—	—	29,941	(9,318)	—	—	—	20,624
Excess tax benefit on vested shares	—	—	—	—	1,051	—	—	—	—	1,051
Repurchases of common stock	(849)	—	—	—	—	(29,176)	—	—	—	(29,176)
Shares issued for acquisitions	4,464	44	—	—	175,105	—	—	—	—	175,149
Adoption of SFAS No. 158, net of tax	—	—	—	—	—	—	—	(918)	—	(918)
Net income	—	—	—	—	—	—	83,775	—	—	83,775
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	—	18,047	—	18,047
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	—	7,165	—	7,165

Comprehensive income, net of tax										108,987

Balance at November 30, 2007	48,759	$498	13,750	$138	$381,124	$(46,045)	$483,804	$21,389	$—	$840,908

See accompanying notes.

IHS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended November 30,
	2007	2006	2005
	(In thousands)
Operating activities
Net income	$83,775	$56,345	$41,797
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	25,478	15,714	11,655
Stock-based compensation expense	30,441	21,702	5,272
(Gain) loss on sales of assets, net	(758)	56	(1,331)
Impairment of assets of discontinued operations	—	1,012	—
Net non-cash periodic pension and post-retirement benefits income	(3,975)	(4,421)	(4,091)
Undistributed earnings of affiliates, net	(31)	—	—
Minority interests	(168)	29	(168)
Deferred income taxes	1,614	(7,566)	4,531
Tax benefit from equity compensation plans	—	—	295
Change in assets and liabilities:
Accounts receivable, net	(5,545)	(4,687)	(26,088)
Other current assets	(2,084)	1,198	(2,922)
Accounts payable	(15,640)	2,263	5,033
Accrued expenses	4,892	4,476	(3,044)
Income taxes	11,151	3,500	963
Deferred subscription revenue	12,587	26,112	16,388

Net cash provided by operating activities	141,737	115,733	48,290
Investing activities
Capital expenditures on property and equipment	(11,890)	(10,576)	(5,662)
Intangible assets acquired	—	(3,300)	(3,200)
Change in other assets and liabilities	(1,285)	114	(971)
Purchases of investments	(98,975)	(5,351)	(28,384)
Sales and maturities of investments	90,483	31,012	1,101
Acquisitions of businesses, net of cash acquired	(114,626)	(84,454)	(3,518)
Proceeds from sales of assets and investment in affiliate	2,461	265	1,331

Net cash used in investing activities	(133,832)	(72,290)	(39,303)
Financing activities
Net payments on debt	(537)	(190)	(390)
Tax benefit from equity compensation plans	1,051	10,542	—
Purchases of treasury stock	(38,494)	(7,551)	—

Net cash provided by (used in) financing activities	(37,980)	2,801	(390)

Foreign exchange impact on cash balance	(1,475)	1,425	(684)

Net increase in cash and cash equivalents	(31,550)	47,669	7,913
Cash and cash equivalents at the beginning of the year	180,034	132,365	124,452

Cash and cash equivalents at the end of the year	$148,484	$180,034	$132,365

See accompanying notes.

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Organization

  Description of Business

        IHS Inc. (IHS, the Company, we, our, or us) is a publicly traded Delaware corporation. IHS is a leading provider and comprehensive source of Critical Information and Insight in a sizable and growing global market. Our customers rely on our products and services to facilitate crucial decision-making, support key processes, and improve productivity. At the heart of our products and services is data obtained from public sources, third parties, and our own proprietary databases. We transform that data into Critical Information and Insight that is both useful to our customers and available where and when they make critical business decisions. The data becomes Critical Information when we combine it with our proprietary and third-party technology to create graphical user interfaces, search and navigation tools, and online delivery systems. We further transform that information into Insight products and services with analysis and interpretation from our teams of experts.

        We have targeted four specific information "domains"—Energy, Product Lifecycle, Security, and Environmental. Since these four information domains represent areas where our customers have needs for critical information and insight, we use these domains to set priorities and design our business objectives. As we continue to deliver Critical Information and Insight in those four information domains, we prepare and analyze our financial reports to include each of the four domains in our two reportable segments. Today, our Energy segment includes the Energy information domain while our Engineering segment includes the Product Lifecycle, Security, and Environmental information domains. However, as discussed earlier, some of our greatest opportunities to serve our customers occur in the intersection of these information domains. Accordingly, there may be increasing overlap among information domains and between our operating segments. We expect that overlap, as well as the ongoing evolution of our operating model, to drive changes in the way we manage our business. As those changes continue, the way we discuss our business and report on our operating segments may change in the future.

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

        On October 30, 2006, TBG sold a portion of its ownership interests through a secondary public offering. IHS did not receive any proceeds from the sale of the Company's common stock by TBG, and, consequently, we expensed all related offering costs.

        Jerre L. Stead, our Chief Executive Officer and the Chairman of our board of directors, is also a member of the board of directors of TBG. Christoph v. Grolman, a member of our board of directors, is also an executive vice president of TBG. In addition, C. Michael Armstrong, Roger Holtback and

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Nature of Business and Organization (Continued)

Michael Klein, all members of our board of directors, were members of the board of directors and an advisory committee of TBG prior to our initial public offering, discussed below.

  Initial Public Offering and Concurrent Private Placement

        On November 16, 2005, our shareholders at that time, Urpasis and Urvanos, sold a portion of their ownership interests through an initial public offering. IHS did not receive any proceeds from the sale of the Company's common stock by Urpasis and Urvanosand, consequently, we expensed all related offering costs. Simultaneous with the closing of our initial public offering, Urpasis and Urvanos sold in a private placement an aggregate amount of $75 million of shares of our Class A common stock at the initial offering price to investment entities affiliated with General Atlantic LLC. We appointed Steven A. Denning, the Chairman and a Managing Director of General Atlantic, to our board of directors in April 2005.

2. Significant Accounting Policies

  Fiscal Year End

        Our fiscal years end on November 30 of each year. References herein to individual years mean the year ended November 30. For example, 2007 means the year ended November 30, 2007.

  Consolidation Policy

        The consolidated financial statements include the accounts of all wholly owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

  Reclassifications

        Certain prior-year amounts have been reclassified to conform to the current-year presentation.

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

  Concentration of Credit Risk

        We are exposed to credit risk associated with cash equivalents, investments and trade receivables. We don't believe that our cash equivalents or investments present significant credit risks because the counterparties to the instruments consist of major financial institutions and we manage the notional amount of contracts entered into with any counterparty. Substantially all trade receivable balances are unsecured. The concentration of credit risk with respect to trade receivables is limited by the large

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

number of customers in our customer base and their dispersion across various industries and geographic areas. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses. The allowance is based upon management's assessment of known credit risks as well as general industry conditions. Specific accounts receivable are written off upon notification of bankruptcy or once it is determined the account is significantly past due beyond the contractual payment terms and collection efforts are unsuccessful.

  Fair Value of Financial Instruments

        The carrying value of our financial instruments, including cash, accounts receivable, accounts payable, and long-term debt, approximates their fair value.

  Revenue Recognition

        Revenue is recognized when all of the following criteria have been met: (a) persuasive evidence of an arrangement exists, (b) delivery has occurred or services have been rendered, (c) the price to the customer is fixed or determinable, and (d) collectibility is reasonably assured. Our revenue recognition policies are based on the guidance in Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, and, where applicable, Statement of Position (SOP) 97-2, Software Revenue Recognition.

  Sales of critical information and decision-support tools

        The majority of our revenue is derived from the sale of subscriptions to our critical information, which is recognized ratably as delivered over the subscription period.

        We do not defer the revenue for the limited number of sales of subscriptions in which we have no continuing responsibility to maintain and update the underlying database. We recognize this revenue upon the sale of these subscriptions and delivery of the information and tools. For a limited number of our offerings, we serve as the sales agent for third parties. We recognize revenue from these sales in accordance with Emerging Issues Task Force Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent.

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

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

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

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

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

  Minority Interest

        We recognize the minority interests' share of net income in an amount equal to the minority interests' allocable portion of the common equity of certain consolidated subsidiaries. This subsidiary is located in Switzerland and is included in our Engineering segment.

  Income Taxes

        Deferred income taxes are provided using tax rates enacted for periods of expected reversal on all temporary differences. Temporary differences relate to differences between the book and tax basis of assets and liabilities, principally intangible assets, property and equipment, deferred subscription revenue, pension assets, accruals, and stock-based compensation. Valuation allowances are established to reduce deferred tax assets to the amount that will more likely than not be realized. To the extent that a determination is made to establish or adjust a valuation allowance, the expense or benefit is recorded in the period in which the determination is made.

        Judgment is required in determining the worldwide provision for income taxes. Additionally, the income tax provision is based on calculations and assumptions that are subject to examination by many different tax authorities and to changes in tax law and rates in many jurisdictions. We adjust our

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

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

  Foreign Currency

        Absent circumstances to the contrary, the functional currency of each of our foreign subsidiaries is such subsidiary's local currency. Assets and liabilities are translated at period-end exchange rates. Income and expense items are translated at weighted average rates of exchange prevailing during the year. Any translation adjustments are included in other comprehensive income. Transactions executed in different currencies resulting in exchange adjustments are translated at spot rates and resulting foreign-exchange-transaction gains and losses are included in the results of operations.

        From time to time, we utilize forward-contract instruments to manage market risks associated with fluctuations in certain foreign-currency exchange rates as they relate to specific balances of accounts and notes receivable denominated in foreign currencies. At the end of the reporting period, non-functional foreign-currency-denominated receivable and cash balances are re-measured into the functional currency of the reporting entities at current market rates. The change in value from this re-measurement is reported as a foreign exchange gain or loss for that period in other income (expense) in the accompanying consolidated statements of operations. The resulting gains or losses from the forward foreign currency contracts described above, which are also included in other income (expense), mitigate the exchange rate risk of the associated assets.

  Research and Development

        Costs of research and development, which are included in cost of revenue, are expensed as incurred and amounted to approximately $5.0 million, $3.1 million, and $8.2 million for 2007, 2006, and 2005, respectively.

  Impairment of Long-Lived Assets

        We account for long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We annually review the carrying amounts of long-lived assets to determine whether current events or circumstances warrant adjustment to such carrying amounts. Any

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

impairment is measured by the amount that the carrying value of such assets exceeds their fair value, primarily based on estimated discounted cash flows. Considerable management judgment is necessary to estimate the fair value of assets. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value, less cost to sell.

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

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

accounting for interest and penalties associated with tax positions, and disclosure requirements. We are required to adopt FIN 48 on December 1, 2007, the first day of our 2008 fiscal year. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). Among other requirements, SFAS No. 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective beginning the first fiscal year that begins after November 15, 2007. We are required to adopt SFAS No. 157 on December 1, 2007. Subsequent to the Standard's issuance, the FASB issued an exposure draft that provides for a one-year deferral for the implementation of SFAS 157 for non-financial assets and liabilities. We do not expect the adoption of SFAS No. 157 to have a material impact our financial statements.

        In September 2006, the FASB issued SFAS No. 158, Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS No. 158), and it was effective for our annual fiscal year ending November 30, 2007. The standard requires an employer to recognize the funded status of any defined benefit pension and/or other postretirement benefit plans as an asset or liability in its statement of financial position. Funded status is the difference between the projected benefit obligation and the market value of plan assets for defined benefit pension plans and is the difference between the accumulated benefit obligation and the market value of plan assets (if any) for other post retirement benefit plans. SFAS No. 158 also requires an employer to recognize changes in that funded status in the year in which the changes occur through other comprehensive income.

        As a result of the adoption of SFAS No. 158, the prepaid asset related to our overfunded U.S. defined benefit pension plan decreased by $3.3 million, liabilities related to our other defined benefit pension and postretirement plans decreased by $2.1 million, and our accumulated other comprehensive income, net of related deferred income taxes, decreased by approximately $0.9 million as of November 30, 2007. A portion of the change in accumulated other comprehensive income related to the adoption of SFAS No. 158 will be recognized in the statement of operations as a component of net periodic pension benefit income in future periods. Such amount is estimated to be approximately $3.5 million before tax in 2008. See Notes 15 and 16 for a detailed discussion regarding the adoption of SFAS No. 158.

        In addition, this statement requires companies to measure plan assets and obligations at the date of their year-end statement of financial position, with limited exceptions. This measurement date provision will be effective for our annual 2008 year end and will not have an impact on the Company's financial statements as we currently measure plan assets and obligations as of our fiscal year-end.

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

        The impact of adopting SFAS 158 is displayed in the table below:

	As of November 30, 2007
	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
	(In thousands)
Assets
Prepaid pension asset	$94,368	$(3,252)	$91,116
Intangible asset	564	(564)	—
Liabilities
Accrued pension liability	(9,384)	(2,581)	(11,965)
Accrued postretirement benefits liability	(15,416)	5,213	(10,203)
Deferred tax liability	(26,951)	266	(26,685)
Stockholders' Equity
Accumulated other comprehensive income (loss)	(22,307)	918	(21,389)

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51. These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS Nos. 141(R) and 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Thus, we are required to adopt these Standards on December 1, 2009, the first day of our 2010 fiscal year. Earlier adoption is prohibited. We are currently evaluating the impact of adopting SFAS Nos. 141(R) and 160 on our consolidated financial statements.

3. Business Combinations

        All acquisitions are accounted for using the purchase method of accounting. The consolidated financial statements include all the assets and liabilities acquired and the results of operations from the respective dates of acquisition. Pro forma results of the acquired businesses have not been presented as they did not have a material impact on our results of operations. Notable transactions for the three years ending November 30, 2007, are discussed below.

  Acquisitions

  2007

        Exploration Data Services (EDS).    In October 2007, we acquired the assets of Livingston, TX-based EDS and its subsidiary, Geodigit LLC, which collectively maintain and market extensive geological data covering the subsurface Gulf of Mexico for $6.3 million using existing cash on hand. The acquired assets include EDS' catalog of interpreted formation tops on more than 25,000 offshore wells, www.EDSMaps.com, and Geodigit's MMS offshore well data, base maps, and other well header data.

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Business Combinations (Continued)

        EnvironMax.    In October 2007, we acquired EnvironMax, Inc., of Salt Lake City, Utah. EnvironMax is a leading provider of environmental management information systems (EMIS) solutions sold primarily to government and defense markets. Terms of the purchase included $22.1 million paid from cash on hand and 65,000 shares of IHS stock issued with a one-year lock up, valued at $3.8 million for a total price of $25.4 million, net of cash acquired.

        PCNAlert.    In August 2007, we acquired the assets of PCNAlert from SupplyEdge, Inc., of Pasadena, Calif., for $10 million using existing cash on hand. PCNAlert delivers leading component event management solutions, including product change notifications and end-of-life notifications for the electronic components industry.

        John S. Herold, Inc. (Herold).    In August 2007, we acquired Norwalk, CT-based John S. Herold, an independent research firm that provides in-depth analyses and key financial and operational data on more than 400 global oil and gas companies. We acquired John S. Herold for approximately $47.2 million, net of acquired cash, using existing cash on hand.

        Strategic Decision Group Corporation's Oil & Gas Consulting Practice (SDG).    In July 2007, we acquired the assets of SDG's oil & gas consulting practice ("SDG"), a provider of strategic consulting services to leading enterprises in the global oil and gas industry, for $8.2 million using $5.1 million of existing cash on hand and by issuing a $3.1 million note payable.

        Jane's Information Group (Jane's).    In June 2007, we executed an agreement with Woodbridge International Holdings S.A. (Woodbridge) for the purchase of Jane's, a leading provider of information to the defense industry and governments. The parties completed the transaction on the same date. Terms of the transaction included delivery of 4,399,000 shares of our Class A Common Stock valued at $171.5 million and less than $0.1 million in cash in exchange for all of the outstanding equity and debt of Jane's. Woodbridge has agreed to a three-year lock-up agreement that restricts its ability to sell any IHS shares.

        Geological Consulting Services (GCS).    In June 2007, we acquired the inventory and assets of GCS of Houston—a provider of formation tops data files in electronic and other media covering South Texas, East Texas, North Louisiana, South Arkansas, Mississippi, Alabama, and Florida—for $8.2 million using existing cash on hand.

        RapiData.    In March 2007, we acquired certain assets including the RapiData™ product, well known for its comprehensive well test, pressure, and completions data for the Western Canadian Sedimentary Basin. IHS purchased RapiData and other assets from Rapid Technology Corporation of Calgary, Alberta, Canada, for approximately $6.3 million using existing cash on hand.

        Geological Data Services Inc. (GDS).    In January 2007, we acquired the majority of the assets of GDS of Addison, Texas, a provider of interpreted subsurface data "formation-tops" covering the Permian Basin, U.S. mid-continent, and Rocky Mountain regions. We acquired GDS for $8.0 million using existing cash on hand.

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Business Combinations (Continued)

        The purchase prices for these 2007 acquisitions, excluding acquired cash and including acquisition-related costs, were initially allocated as follows (in thousands):

	Jane's	Herold	All others	Total
Assets:
Current assets	$18,444	$2,680	$3,615	$24,739
Property and equipment	4,683	292	489	5,464
Intangible assets	93,423	28,100	27,129	148,652
Goodwill	115,631	32,752	47,680	196,063
Other long-term assets	292	—	—	292

Total assets	232,473	63,824	78,913	375,210

Liabilities:
Current liabilities	33,756	6,906	4,116	44,778
Deferred taxes	25,278	9,701	2,437	37,416
Other long-term liabilities	1,841	44	—	1,885

Total liabilities	60,875	16,651	6,553	84,079

Purchase price	$171,598	$47,173	$72,360	$291,131

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

        GeoPLUS.    During June 2006, we acquired the assets of GeoPLUS of Tulsa, Oklahoma, for approximately $42.1 million using existing cash on hand. GeoPLUS has a PC-based software family, PETRA®, which is a popular platform used by oil and gas companies to analyze subsurface data from existing oil and gas wells.

        Construction Research Communications Limited (CRC).    During June 2006, we acquired CRC Limited, of London, U.K., for approximately $5.8 million, net of acquired cash, using existing cash on hand. CRC was created by the Building Research Establishment (BRE) and Emap Construct to deliver a wide range of BRE products relating to the construction industry, ranging from environmental issues to fire safety.

        CDS.    During December 2005, we acquired the assets of a content-and-data-services (CDS) business for approximately $33.0 million that serves several of the industries targeted by our Engineering segment. The core product of this business is an extensive database that includes technical attributes and alternatives for, and obsolescence and environmental data on, electronic component parts.

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Business Combinations (Continued)

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

4. Restructuring and Offering Charges (Credits)

        A summary of the restructuring and offering charges (credits) follows (in thousands):

	Years Ended November 30,
	2007	2006	2005
Restructuring charges (credits)	$(154)	$2,325	$8,244
Offering costs	—	778	5,459

Total	$(154)	$3,103	$13,703

  2006 Restructuring

        During the fourth quarter of 2006, we executed a restructuring initiative principally affecting our Engineering segment. This initiative was undertaken to facilitate continued growth through the focus on a narrower group of products and services, exit non-core legacy applications, and improve our operational effectiveness. During the course of the restructuring, we reduced our aggregate workforce by approximately 40 employees.

        The restructuring charge was incurred in its entirety during the fourth quarter of 2006. Approximately $1.9 million of the charge related to our Engineering segment, $0.4 million pertained to our Energy segment, and $0.1 million related to unallocated corporate costs. The restructuring charge was comprised entirely of employee severance and other termination benefits costs.

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Restructuring and Offering Charges (Credits) (Continued)

        A reconciliation of the related accrued restructuring liability as of November 30, 2007 was as follows:

Employee Severance and Other Termination Benefits
(In thousands)
Beginning balance	$2,046
Add: Restructuring costs incurred	—
Less: Amount paid during the year ended November 30, 2007	(1,892)
Less: Amount reversed during the year ended November 30, 2007	(154)

Ending balance	$—

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

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Discontinued Operations (Continued)

        For all of the periods presented, the related results of operations are shown as a discontinued operation, net of tax, in our consolidated statements of operations and cash flows.

        Operating results of the discontinued operations for the years ended November 30, 2007, 2006 and 2005 were as follows:

	Years Ended November 30,
	2007	2006	2005
	(In thousands)
Revenue	$—	$399	$342

Loss from discontinued operations	$—	$(2,766)	$(3,490)
Tax benefit	—	846	1,240

Loss from discontinued operations, net	$—	$(1,920)	$(2,250)

6. Marketable Securities

        At November 30, 2007, we owned the following short-term investments which were classified as available-for-sale securities and reported at fair value:

	Gross Amortized Cost	Unrealized Holding Loss	Estimated Fair Value
	(In thousands)
Municipal securities	$10,518	$—	$10,518

        At November 30, 2006, we owned the following short-term investments which were classified as available-for-sale securities and reported at fair value:

	Gross Amortized Cost	Unrealized Holding Loss	Estimated Fair Value
	(In thousands)
Municipal securities	$2,054	$—	$2,054
Other	22	—	22

Total	$2,076	$—	$2,076

        We use the specific identification method to account for gains and losses on securities. Realized gains on sales of marketable securities included within other income (expense) were immaterial for the years ended November 30, 2007, 2006 and 2005.

        We review all marketable securities to determine if any decline in value is other than temporary.

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Accounts Receivable

        Our accounts receivable balance consists of the following as of November 30:

	2007	2006
	(In thousands)
Accounts receivable	$180,948	$155,851
Less—accounts receivable allowance	(5,406)	(4,551)

Accounts receivable, net	$175,542	$151,300

        The activity in our accounts receivable allowance consists of the following as of November 30:

	2007	2006	2005
	(In thousands)
Balance at beginning of year	$4,551	$4,847	$5,204
Provision for bad debts	2,178	1,188	1,149
Recoveries and other additions	191	297	9
Write-offs and other deductions	(1,514)	(1,781)	(1,515)

Balance at end of year	$5,406	$4,551	$4,847

8. Property and Equipment

        Property and equipment consists of the following at November 30:

	2007	2006
	(In thousands)
Land, buildings and improvements	$67,591	$57,351
Machinery and equipment	59,858	56,374

	127,449	113,725
Less: accumulated depreciation	(68,693)	(60,629)

	$58,756	$53,096

        Depreciation expense was approximately $11.4 million, $6.9 million and $7.2 million in 2007, 2006, and 2005, respectively.

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Goodwill and Intangible Assets

        The following table presents details of our intangible assets, other than goodwill, as of November 30, 2007:

	Useful Life	Gross	Accumulated Amortization	Net
	(Years)	(In thousands)
Intangible assets subject to amortization:
Information databases	5 - 15	$137,317	$(14,926)	$122,391
Customer relationships	2 - 15	45,650	(7,981)	37,669
Non-compete agreements	5	5,514	(2,889)	2,625
Developed computer software	5	15,036	(2,527)	12,509
Other	3 - 11	1,009	(984)	25

Total		204,526	(29,307)	175,219
Intangible assets not subject to amortization:
Trademarks		29,602	—	29,602
Perpetual licenses		1,538	—	1,538

Total intangible assets		$235,666	$(29,307)	$206,359

        The following table presents details of our intangible assets, other than goodwill, as of November 30, 2006:

	Useful Life	Gross	Accumulated Amortization	Net
	(Years)	(In thousands)
Intangible assets subject to amortization:
Information databases	5 - 15	$24,600	$(5,535)	$19,065
Customer relationships	2 - 15	28,664	(1,904)	26,760
Non-compete agreements	5	3,844	(809)	3,035
Developed computer software	5	6,824	(1,244)	5,580
Other	3 - 11	2,042	(1,499)	543

Total		65,974	(10,991)	54,983
Intangible assets not subject to amortization:
Trademarks		9,509	—	9,509
Perpetual licenses		1,470	—	1,470

Total intangible assets		$76,953	$(10,991)	$65,962

        The estimated future amortization expense of intangible assets is as follows:

Year	Amount
(In thousands)
2008	$21,914
2009	20,171
2010	17,803
2011	16,412
2012	14,960

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Goodwill and Intangible Assets (Continued)

        Amortization expense of intangible assets was $14.1 million, $8.7 million and $4.4 million for the years ended November 30, 2007, 2006 and 2005, respectively.

        Changes in our goodwill from November 30, 2006 to November 30, 2007 and from November 30, 2005 to November 30, 2006 were the result of acquisitions (see Note 3) and foreign-currency exchange-rate fluctuations.

10. Debt

        On September 7, 2007, we entered into an amended and restated credit agreement (the Revolver). The $385 million unsecured revolving credit agreement allows us, under certain conditions, to increase the facility to a maximum of $500 million. The agreement expires in September 2012.

        The interest rates for borrowing under the Revolver are based upon our Leverage Ratio, which is the ratio of Consolidated Funded Indebtedness to rolling four quarter Consolidated Earnings Before Interest Expense, Taxes, Depreciation and Amortization (EBITDA), as defined in the Revolver. The rate ranges from the applicable LIBOR plus 50 basis points to 125 basis points or the agent bank's base rate. A commitment fee is payable periodically and ranges from 10 to 25 basis points based upon our Leverage Ratio. The Revolver contains certain financial and other covenants, including limitations on capital lease obligations and maximum Leverage and Interest Coverage Ratios, as defined in the Revolver.

        As of November 30, 2007, we were in compliance with all of the covenants in the agreement and had no outstanding borrowings. However, we had outstanding letters of credit totaling approximately $1.8 million as of November 30, 2007, that served to reduce the amount available for borrowing to $383.2 million.

11. Indemnifications

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

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Taxes on Income

        The amounts of income from continuing operations before income taxes and minority interests by U.S. and foreign jurisdictions follow for the years ended November 30:

	2007	2006	2005
	(In thousands)
U.S.	$24,422	$10,948	$2,292
Foreign	98,244	74,364	62,277

	$122,666	$85,312	$64,569

        The provision for income tax expense (benefit) from continuing operations, for the years ended November 30 was as follows:

	2007	2006	2005
	(In thousands)
Current:
U.S.	$6,010	$8,666	$1,670
Foreign	28,628	23,961	13,565
State	2,575	1,818	475

Total current	37,213	34,445	15,710

Deferred:
U.S.	2,943	(9,602)	3,427
Foreign	(420)	1,479	876
State	(909)	557	363

Total deferred	1,614	(7,566)	4,666

Provision for income taxes	$38,827	$26,879	$20,376

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Taxes on Income (Continued)

        The provision for income taxes from continuing operations recorded within the consolidated statements of operations differs from the provision determined by applying the U.S. statutory tax rate to pretax earnings as a result of the following for the years ended November 30:

	2007	2006	2005
	(In thousands)
Statutory U.S. federal income tax	$42,933	$29,858	$22,599
State income tax, net of federal benefit	765	1,245	672
Foreign rate differential	(8,702)	(4,167)	(7,228)
U.S. tax on dividends from foreign affiliates, net of foreign tax credits (FTCs)	8,304	3,348	3,882
Valuation allowance	(2,004)	1,211	(574)
Tax-exempt interest	(1,414)	(1,011)	—
Change in reserves	(1,225)	(917)	1,371
Other	170	(2,688)	(346)

Income tax expense	$38,827	$26,879	$20,376

Effective tax rate expressed as a percentage of pretax earnings	31.7%	31.5%	31.6%

        Undistributed earnings of our foreign subsidiaries were approximately $81.4 million at November 30, 2007. Those earnings are considered to be indefinitely reinvested; accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with its hypothetical calculation. Withholding taxes of approximately $3.6 million would be payable upon remittance of all previously unremitted earnings at November 30, 2007.

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Taxes on Income (Continued)

        The significant components of deferred tax assets and liabilities at November 30 were:

	2007	2006
	(In thousands)
Deferred tax assets:
Accruals and reserves	$3,475	$4,584
Deferred revenue	463	768
Depreciation	1,389	884
Tax credits	22,755	35,719
Deferred loss on stock investment	—	2,847
Deferred equity compensation	13,245	1,975
Net operating losses	6,383	3,979
Other	396	212

Gross deferred tax assets	48,106	50,968
Valuation allowance	(5,216)	(8,051)

Realizable deferred tax assets	42,890	42,917

Deferred tax liabilities:
Pension and post-retirement benefits	(26,288)	(21,858)
Intangibles	(59,382)	(16,089)

Gross deferred tax liabilities	(85,670)	(37,947)

Net deferred tax asset (liability)	$(42,780)	$4,970

        As of November 30, 2007, we had net-operating-loss carryforwards totaling approximately $16.9 million, comprised of $2.4 million of U.S.-net-operating-loss carryforwards, $5 million U.S.-capital-loss carryforwards, and $9.5 million of foreign-loss carryforwards for tax purposes, which will be available to offset future taxable income. If not used, the U.S.-net-operating-loss carryforwards will expire in 2015, the U.S.-capital-loss carryforwards will expire in 2012, and the foreign-tax-loss carryforwards generally may be carried forward indefinitely. The U.S. capital loss was incurred during 2007 as the previously deferred loss on stock investment was realized. We believe the realization of substantially the entire deferred tax assets related to the U.S. capital loss and to foreign net operating losses is not more likely than not to occur, and, accordingly, have placed a valuation allowance on these assets.

        As of November 30, 2007, we had foreign tax credit (FTC) carryforwards of approximately $16.5 million, research and development (R&D) credit carryforwards of approximately $3.2 million, and Alternative Minimum Tax (AMT) credit carryforwards of approximately $3.1 million, which will be available to offset future U.S. tax liabilities. If not used, the FTC carryforwards will expire between 2011 and 2016, and the R&D credit carryforwards will expire between 2007 and 2027. The AMT credit carryforwards may be carried forward indefinitely. We believe that it is more likely than not that we will realize our FTC and AMT tax credit assets. As a result, during 2007 we released the valuation allowance of $1.2 million on the FTC deferred tax asset. We believe that a portion of the R&D tax credits will expire unused. In 2005, we placed a valuation allowance of $0.5 million against this deferred tax asset.

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Taxes on Income (Continued)

        The valuation allowance for deferred tax assets decreased by $2.8 million in 2007. The decrease in this allowance was primarily due to the decrease in the allowance on FTC carryforwards of $1.2 million, the decrease on capital loss valuation allowance released as a result of capital gains of $0.8 million, and a decrease on the allowance of foreign subsidiary deferred tax assets of $0.8 million.

        We have provided what we believe to be an appropriate amount of tax for items that involve interpretation of the tax law. However, events may occur in the future that will cause us to reevaluate our current reserves and may result in an adjustment to the reserve for taxes.

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Other Comprehensive Income (Loss)

	Foreign currency translation adjustments	Pension and postretirement liability adjustment	Unrealized losses on foreign-currency hedges	Unrealized losses on short-term investments	Accumulated other comprehensive income (loss)
	(In thousands)
Balances, November 30, 2004	$2,283	$(5,970)	$—	$—	$(3,687)
Foreign currency translation adjustments	(3,694)	—	—	—	(3,694)
Changes in unrealized losses on foreign- currency hedges	—	—	(3,619)	—	(3,619)
Changes in unrealized losses on short-term investments	—	—	—	(46)	(46)
Minimum pension liability adjustment	—	(208)	—	—	(208)
Foreign currency effect on pension	(858)	858	—	—	—
Tax benefit on pension	—	135	615	18	768
Foreign currency effect on tax benefit	258	(258)	—	—	—

Balances, November 30, 2005	$(2,011)	$(5,443)	$(3,004)	$(28)	$(10,486)
Foreign currency translation adjustments	7,442	—	—	—	7,442
Changes in unrealized losses on foreign- currency hedges	—	—	3,931	—	3,931
Changes in unrealized losses on short-term investments	—	—	—	46	46
Minimum pension liability adjustment	—	(4,596)	—	—	(4,596)
Foreign currency effect on pension	951	(951)	—	—	—
Foreign currency effect on foreign- currency hedges	312	—	(312)	—	—
Tax benefit on pension	—	1,444	(668)	(18)	758
Foreign currency effect on tax benefit	(338)	285	53	—	—

Balances, November 30, 2006	$6,356	$(9,261)	$—	$—	$(2,905)
Foreign currency translation adjustments	18,047	—	—	—	18,047
Minimum pension liability adjustment	—	10,243	—	—	10,243
Adoption of SFAS No. 158	—	(1,184)	—	—	(1,184)
Foreign currency effect on pension	546	(546)	—	—	—
Tax provision on pension	—	(2,812)	—	—	(2,812)
Foreign currency effect on tax benefit	(164)	164	—	—	—

Balances, November 30, 2007	$24,785	$(3,396)	$—	$—	$21,389

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Stock-Based Compensation

        As of November 30, 2007, we had one share-based compensation plan: the Amended and Restated IHS Inc. 2004 Long-Term Incentive Plan, which is described further below.

        Stock-based compensation expense for the three years ended November 30 was as follows:

	2007	2006	2005
	(In thousands)
Cost of revenue	$1,142	$2,882	$551
Selling, general and administrative expenses	29,299	18,820	4,721
Discontinued operations	—	254	—

Total stock-based compensation expense	$30,441	$21,956	$5,272

        Total income tax benefit recognized in the income statement for share-based compensation arrangements for the three years ended November 30 was as follows:

	2007	2006	2005
	(In thousands)
Income tax benefit	$11,263	$8,124	$1,957

        No compensation cost was capitalized during the years ended November 30, 2007, 2006 and 2005.

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

        Total compensation expense related to nonvested awards, both share awards and stock options, not yet recognized was $54.4 million as of November 30, 2007, with a weighted-average recognition period of approximately one and three-quarter years.

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

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Stock-Based Compensation (Continued)

        A summary of the status of our nonvested shares as of November 30, 2007, and changes during the year ended November 30, 2007 was as follows:

	Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Balances, November 30, 2006	1,721	$18.57
Granted	1,532	$39.42
Vested	(680)	$14.90
Forfeited	(144)	$28.40

Balances, November 30, 2007	2,429	$32.16

        The total fair value of nonvested stock that vested during the year ended November 30, 2007, was $38.1 million based on the weighted-average fair value on the vesting date and $10.1 million based on the weighted-average fair value on the date of grant.

        During the year ended November 30, 2006, we granted 0.8 million nonvested shares with a weighted-average grant-date fair value of $28.19. The total fair value of nonvested stock that vested during the year ended November 30, 2006, was $67.1 million based on the weighted-average fair value on the vesting date and $24.9 million based on the weighted-average fair value on the date of grant.

        Stock Options.    Option awards are generally granted with an exercise price equal to the fair market value of our stock at the date of grant. Options outstanding as of November 30, 2007, either cliff vest after 4 years of continuous service or vest in a graded fashion over three years of continuous service and have 8-year contractual terms. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the plan).

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

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Stock-Based Compensation (Continued)

        The following table summarizes changes in outstanding stock options during the year ended November 30, 2007, as well as options that are vested and expected to vest and stock options exercisable at November 30, 2007:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at November 30, 2006	99	$30.80
Granted	193	$37.65
Exercised	—	—
Forfeited	(5)	$37.65

Outstanding at November 30, 2007	287	$35.29	2.4	$10,009
Vested and expected to vest at November 30, 2007	285	$35.29	2.4	$10,009
Exercisable at November 30, 2007	—	—	—	$—

        The aggregate intrinsic value amounts in the table above represent the difference between the closing price of our common stock on November 30, 2007, which was $70.14, and the exercise price, multiplied by the number of in-the-money stock options as of the same date. This represents the amount that would have been received by the stock option holders if they had all exercised their stock options on November 30, 2007. In future periods, this amount will change depending on fluctuations in our stock price. The total intrinsic value of stock options exercised during the year ended November 30, 2007, was $0.

        During the year ended November 30, 2006, we granted 0.1 million stock options with a weighted-average grant-date fair value of $11.77.

15. Employee Retirement Benefits

  Defined Benefit Plans

        We sponsor a non-contributory, defined-benefit retirement plan (the US RIP) for all of our U.S. employees with at least one year of service. We also have a defined-benefit pension plan (the UK RIP) that covers certain employees of a subsidiary of our Engineering segment based in the United Kingdom. We also have a Supplemental Income Plan (SIP), which is a non-qualified pension plan, for certain company executives. Benefits for all three plans are generally based on years of service and average base compensation. Plan funding strategies are influenced by employee benefit laws and tax laws. The UK RIP includes a provision for employee contributions and inflation-based benefit increases for retirees.

        We adopted SFAS No. 158 for our annual fiscal 2007 year ending November 30, 2007. The standard, which is an amendment to SFAS Nos. 87, 88, 106, and 132(R), requires an employer to recognize the funded status of any defined benefit pension and/or other postretirement benefit plans as an asset or liability in its statement of financial position. The incremental impact of adopting SFAS No. 158 on individual line items of the Consolidated Balance Sheet as of November 30, 2007, is shown in Note 2. The additional disclosures required by SFAS No. 158 are included in this footnote.

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Employee Retirement Benefits (Continued)

        Total defined-benefit pension-plan (income) expense was $1.3 million, $(1.6) million and $(5.7) million for the years ending November 30, 2007, 2006, and 2005, respectively. The aggregate funded position of the Company's plans resulted in the recognition of an additional minimum liability through other comprehensive income in the years ending November 30, 2006 and 2005.

        Both the US RIP and UK RIP plan assets consist primarily of equity securities with smaller holdings of bonds and alternative assets. Equity assets are diversified between international and domestic investments, with additional diversification in the domestic category through allocations to large-cap, mid-cap, and growth and value investments.

        The US RIP's established investment policy seeks to balance the need to maintain a viable and productive capital base and yet achieve investment results superior to the actuarial rate consistent with our funds' investment objectives. The UK RIP's established investment policy is to match the liabilities for active and deferred members with equity investments and match the liabilities for pensioner members with fixed-income investments. Asset allocations are subject to ongoing analysis and possible modification as basic capital market conditions change over time (interest rates, inflation, etc.).

        The following compares target asset allocation percentages as of the beginning of 2007 with actual asset allocations at the end of the 2007:

	US RIP Assets		UK RIP Assets
	Target Allocations	Actual Allocations	Target Allocations	Actual Allocations
Equities	50 - 70%	65%	70%	62%
Fixed Income	20 - 30	20	30	25
Alternatives/Other	0 - 20	15	—	13

        Investment return assumptions for both plans have been determined by obtaining independent estimates of expected long-term rates of return by asset class and applying the returns to assets on a weighted-average basis.

        We do not expect any required contributions to the U.S. RIP during 2008. However, we expect to contribute approximately $2.7 million to the UK RIP during 2008. We also expect to contribute approximately $0.3 million to the SIP during 2008.

        The following table provides the expected benefit payments from our trustees for our pension plans:

	US RIP	UK RIP	SIP	Total
	(In thousands)
2008	$12,660	$1,076	$263	$13,999
2009	12,869	1,109	260	14,238
2010	13,498	1,142	257	14,897
2011	15,086	1,177	254	16,517
2012	15,255	1,210	250	16,715
2013 - 2017	89,133	6,615	1,192	96,940

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Employee Retirement Benefits (Continued)

        The following represents our net periodic pension expense (income):

	Year Ended November 30, 2007
	U.S. RIP	U.K. RIP	SIP	Total
	(In thousands)
Service costs incurred	$6,276	$1,165	$190	$7,631
Interest costs on projected benefit obligation	10,879	2,110	355	13,344
Expected return on plan assets	(20,310)	(1,823)	—	(22,133)
Amortization of prior service cost (benefit)	(473)	—	43	(430)
Amortization of actuarial loss	1,499	1,223	100	2,822
Amortization of transitional obligation/(asset)	(568)	—	40	(528)
SFAS No. 88(settlement) expense	—	—	575	575

Net periodic pension benefit (income) expense	$(2,697)	$2,675	$1,303	$1,281

	Year Ended November 30, 2006
	U.S. RIP	U.K. RIP	SIP	Total
	(In thousands)
Service costs incurred	$4,752	$928	$138	$5,818
Interest costs on projected benefit obligation	10,664	1,548	387	12,599
Expected return on plan assets	(20,253)	(1,475)	—	(21,728)
Amortization of prior service cost (benefit)	(380)	—	814	434
Amortization of actuarial loss	923	589	105	1,617
Amortization of transitional obligation/(asset)	(568)	—	40	(528)
SFAS No. 88(settlement) expense	—	—	192	192

Net periodic pension benefit (income) expense	$(4,862)	$1,590	$1,676	$(1,596)

	Year Ended November 30, 2005
	U.S. RIP	U.K. RIP	SIP	Total
	(In thousands)
Service costs incurred	$2,768	$752	$178	$3,698
Interest costs on projected benefit obligation	10,927	1,483	322	12,732
Expected return on plan assets	(21,329)	(1,316)	—	(22,645)
Amortization of prior service cost (benefit)	87	—	106	193
Amortization of actuarial loss	—	727	90	817
Amortization of transitional obligation/(asset)	(568)	—	40	(528)

Net periodic pension benefit (income) expense	$(8,115)	$1,646	$736	$(5,733)

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Employee Retirement Benefits (Continued)

        The changes in the projected benefit obligation, plan assets and the funded status of the pension plans were as follows:

	November 30, 2007
	Overfunded	Underfunded
	US RIP	UK RIP	SIP	Total	Consolidated
	(In thousands)
Actuarial present value of accumulated benefit obligation	$182,120	$35,241	$6,394	$41,635	$223,755

Change in projected benefit obligation:
Net benefit obligation at November 30, 2006	$196,262	$41,134	$7,693	$48,827	$245,089
Service costs incurred	6,276	1,165	190	1,355	7,631
Employee contributions	—	307	—	307	307
Interest costs on projected benefit obligation	10,879	2,110	355	2,465	13,344
Actuarial loss (gain)	(10,123)	(8,619)	1,382	(7,237)	(17,360)
Gross benefits paid	(12,396)	(1,045)	(227)	(1,272)	(13,668)
Settlements	—	—	(2,249)	(2,249)	(2,249)
Foreign currency exchange rate change	—	2,020	—	2,020	2,020

Net benefit obligation at November 30, 2007	$190,898	$37,072	$7,144	$44,216	$235,114

Change in plan assets:
Fair value of plan assets at November 30, 2006	$267,266	$26,820	$—	$26,820	$294,086
Actual return on plan assets	27,960	2,852	—	2,852	30,812
Employer contributions (distributions)	(816)	2,060	2,476	4,536	3,720
Employee contributions	—	307	—	307	307
Gross benefits and settlements paid	(12,396)	(1,045)	(2,476)	(3,521)	(15,917)
Foreign currency exchange rate change	—	1,257	—	1,257	1,257

Fair value of plan assets at November 30, 2007	$282,014	$32,251	$—	$32,251	$314,265

Funded status:
Projected benefit obligation at November 30, 2007	$(190,898)	$(37,072)	$(7,144)	$(44,216)	$(235,114)
Fair value of plan assets at November 30, 2007	282,014	32,251	—	32,251	314,265

Funded status—Overfunded/(Underfunded)	$91,116	$(4,821)	$(7,144)	$(11,965)	$79,151

Amounts recognized in the Consolidated Balance Sheets:
Prepaid asset	$91,116	$—	$—	$—	$91,116
Accrued liability	—	(4,821)	(7,144)	(11,965)	(11,965)

Net amount recognized at November 30, 2007	$91,116	$(4,821)	$(7,144)	$(11,965)	$79,151

Amounts in Accumulated Other Comprehensive Income not yet recognized as components of net periodic pension (income) expense, pretax:
Net prior service cost (benefit)	$(4,313)	$—	$206	$206	$(4,107)
Net actuarial loss	8,361	3,506	2,803	6,309	14,670
Net transitional obligation (asset)	(796)	—	358	358	(438)

Total not yet recognized	$3,252	$3,506	$3,367	$6,873	$10,125

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Employee Retirement Benefits (Continued)

Amortization Amounts Expected to be Recognized in Net Periodic Pension (Income) Expense during Fiscal Year Ending November 30, 2008, pretax:

	US RIP	UK RIP	SIP	Total
	(In thousands)
Amortization of net actuarial loss	$—	$—	$190	$190
Amortization of transitional obligation/(asset)	$(568)	$—	$40	$(528)
Amortization of net prior service cost (benefit)	$(473)	$—	$44	$(429)

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Employee Retirement Benefits (Continued)

	November 30, 2006
	US RIP	UK RIP	SIP	Total
	(In thousands)
Actuarial present value of accumulated benefit obligation	$186,717	$39,129	$7,316	$233,162

Change in projected benefit obligation:
Net benefit obligation at November 30, 2005	$195,988	$29,080	$6,391	$231,459
Service costs incurred	4,752	928	138	5,818
Employee contributions	—	299	—	299
Interest costs on projected benefit obligation	10,664	1,548	387	12,599
Actuarial loss	1,657	5,879	456	7,992
Gross benefits paid	(11,072)	(749)	(220)	(12,041)
Plan amendment(1)	(5,727)	—	349	(5,378)
Special termination benefits	—	—	192	192
Foreign currency exchange rate change	—	4,149	—	4,149

Net benefit obligation at November 30, 2006	$196,262	$41,134	$7,693	$245,089

Change in plan assets
Fair value of plan assets at November 30, 2005	$249,940	$21,266	$—	$271,206
Actual return on plan assets	29,289	2,162	—	31,451
Employer contributions (distributions)	(891)	941	220	270
Employee contributions	—	299	—	299
Gross benefits paid	(11,072)	(749)	(220)	(12,041)
Foreign currency exchange rate change	—	2,901	—	2,901

Fair value of plan assets at November 30, 2006	$267,266	$26,820	$—	$294,086

Reconciliation of funded status:
Over/(under)funded status	$71,004	$(14,314)	$(7,693)	$48,997
Unrecognized net transition asset	(1,363)	—	398	(965)
Unrecognized prior service cost (benefit)(1)	(4,786)	—	250	(4,536)
Unrecognized net loss	27,633	13,717	2,091	43,441

Net amount recognized at November 30, 2006	$92,488	$(597)	$(4,954)	$86,937

Amounts recognized in the Consolidated Balance Sheets:
Prepaid asset (accrued liability)	$92,488	$(12,309)	$(7,310)	$72,869
Intangible asset	—	—	642	642
Accumulated other comprehensive loss	—	11,712	1,714	13,426

Net amount recognized at November 30, 2006	$92,488	$(597)	$(4,954)	$86,937

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

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Employee Retirement Benefits (Continued)

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

        Pension income is actuarially calculated annually based on data available at the beginning of each year. Assumptions used in the actuarial calculation include the discount rate selected and disclosed at the end of the previous year as well as other assumptions detailed in the table below, for the years ended November 30:

	US RIP		UK RIP		SIP
	2007	2006	2007	2006	2007	2006
Weighted-average assumptions as of year-end
Discount rate	6.50%	5.75%	6.00%	5.00%	6.50%	5.75%
Average salary increase rate	4.50	4.50	4.90	4.70	4.50	4.50
Expected long-term rate of return on assets	8.25	8.25	7.00	6.50	—	—

  Defined Contribution Plan

        Employees of certain subsidiaries of both the Energy and Engineering segments may participate in defined contribution plans. Benefit expense relating to these plans was approximately $4.0 million, $3.0 million, and $2.7 million for 2007, 2006 and 2005, respectively.

16. Post-retirement Benefits

        We sponsor a contributory post-retirement medical plan. The plan grants access to group rates for retiree-medical coverage for all U.S. employees who leave IHS after age 55 with at least 10 years of service. Additionally, IHS subsidizes the cost of coverage for retiree-medical coverage for certain grandfathered employees. The IHS subsidy is capped at different rates per month depending on individual retirees' Medicare eligibility.

        We adopted SFAS No. 158 for our annual fiscal 2007 year ending November 30, 2007. The standard, which is an amendment to SFAS Nos. 87, 88, 106, and 132(R), requires an employer to recognize the funded status of any defined benefit pension and/or other postretirement benefit plans as an asset or liability in its statement of financial position. The incremental impact of adopting SFAS No. 158 on individual line items of the Consolidated Balance Sheet as of November 30, 2007, is shown in Note 2. The additional disclosures required by SFAS No. 158 are included in this footnote.

        The obligation under our plan was determined by the application of the terms of medical and life insurance plans together with relevant actuarial assumptions and health-care-cost-trend rates ranging ratably from 9.75% in 2008 to 5.00% in 2012. Effective 2006, IHS does not provide prescription drug coverage for Medicare- eligible retirees except through a Medicare Advantage fully insured option; therefore our liability does not reflect any impact of the Medicare Modernization Act Part D subsidy. The discount rate used in determining the accumulated post-retirement benefit obligation was 6.5%, 5.75% and 5.75% at November 30, 2007, 2006, and 2005, respectively.

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Post-retirement Benefits (Continued)

        Our net periodic post-retirement benefit (income) expense and changes in the related projected benefit obligation were as follows:

	2007	2006	2005
	(In thousands)
Service costs incurred	$137	$294	$888
Interest costs	592	728	1,353
Amortization of prior service cost(1)	(3,229)	(2,655)	—
Amortization of net actuarial loss	551	484	137

Net periodic post-retirement benefit (income) expense	$(1,949)	$(1,149)	$2,378

Year Ended November 30, 2007
(In thousands)
Change in projected postretirement benefit obligation:
Post-retirement benefit obligation at beginning of year	$10,763
Service costs	137
Interest costs	592
Actuarial gain	(454)
Benefits paid(2)	(835)

Post-retirement benefit obligation at end of year	$10,203

Funded status—Unfunded:	$(10,203)

Amounts recognized in the Consolidated Balance Sheets:
Accrued liability	$(10,203)

Amounts in Accumulated Other Comprehensive Income not yet recognized as components of net periodic pension (income) expense, pretax:
Net prior service benefit	$(10,012)
Net actuarial loss	4,800
Net transitional obligation (assets)	—

Total not yet recognized	$(5,212)

Amortization Amounts Expected to be Recognized in Net Periodic Pension (Income) Expense during Fiscal Year Ending November 30, 2008, pretax:
Amortization of net actuarial loss	$472
Amortization of transitional obligation	—
Amortization of net prior service benefit	(3,229)

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Post-retirement Benefits (Continued)

Year Ended November 30, 2006
(In thousands)
Change in projected postretirement benefit obligation:
Post-retirement benefit obligation at beginning of year	$26,145
Service costs	294
Interest costs	728
Actuarial loss	418
Benefits paid(2)	(890)
Plan amendment(1)	(15,932)

Post-retirement benefit obligation at end of year	$10,763

Funded status—Unfunded:
Under-funded status	$(10,763)
Unrecognized prior service costs(1)	(13,242)
Unrecognized net actuarial loss	5,805

Accrued post-retirement benefit liability at end of year	$(18,200)

    (1)
    We amended our plan in 2006. The plan was amended to limit benefits to be paid for future health-care costs. IHS no longer subsidizes the cost of coverage for retiree-medical coverage. Certain employees were grandfathered with the IHS subsidy capped at different rates per month depending on individual retirees' Medicare eligibility. This change resulted in a $15.9 million negative plan amendment to be amortized over a period of time resulting in net periodic postretirement benefit income in 2006.

    (2)
    In accordance with IRS Code Section 420, the cost of coverage provided to the retirees under the retiree-medical plan may be paid through a transfer of excess assets of our U.S. pension plan. We elected to make such qualified transfers in 2007 and 2006.

        Employer contributions to the post-retirement benefit plan expected to be paid during the year ending November 30, 2008, are approximately $0.9 million.

        The following table provides the expected cash out-flows for our post-retirement benefit plan (in thousands):

2008	$886
2009	871
2010	871
2011	858
2012	860
2013 - 2017	4,210

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Post-retirement Benefits (Continued)

        A one-percentage-point change in assumed health-care-cost-trend rates would have the following effects:

	One-percentage-point increase	One-percentage-point decrease
	(In thousands)
Increase/(decrease) on total of service and interest cost for the year ended November 30, 2007	$1	$(1)
Increase/(decrease) on post-retirement benefit obligation as of November 30, 2007	10	(12)

17. Common Stock and Earnings per Share

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

        We use the two-class method for computing basic and diluted EPS amounts. We calculated undistributed earnings as follows:

	Years Ended November 30,
	2007	2006	2005
	(In thousands)
Net income	$83,775	$56,345	$41,797
Less: dividends	—	—	—

Undistributed earnings	$83,775	$56,345	$41,797

        Weighted average common shares outstanding are calculated as follows:

	Years Ended November 30,
	2007		2006		2005
	Class A	Class B	Class A	Class B	Class A	Class B
	(In thousands)
Weighted average common shares outstanding:
Shares used in basic per-share calculation	45,713	13,750	42,811	13,750	41,345	13,750
Effect of dilutive securities:
Deferred stock units	6	—	52	—	672	—
Restricted shares	936	—	42	—	128	—
Options	21	—	1	—	—	—
Assumed conversion of Class B shares	13,750	—	13,750	—	13,750	—

Shares used in diluted per-share calculation	60,426	13,750	56,656	13,750	55,895	13,750

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Common Stock and Earnings per Share (Continued)

        Undistributed earnings and calculated basic and diluted EPS amounts are calculated as follows:

	Years Ended November 30,
	2007		2006		2005
	Class A	Class B	Class A	Class B	Class A	Class B
	(In thousands)
Basic
Weighted average shares outstanding	45,713	13,750	42,811	13,750	41,345	13,750
Divided by: Total weighted average shares outstanding (Class A and Class B)	59,463	59,463	56,561	56,561	55,095	55,095
Multiplied by: Undistributed earnings	$83,775	$83,775	$56,345	$56,345	$41,797	$41,797

Subtotal	$64,403	$19,372	$42,648	$13,697	$31,366	$10,431
Divided by: Weighted average shares outstanding	45,713	13,750	42,811	13,750	41,345	13,750

Earnings per share	$1.41	$1.41	$1.00	$1.00	$0.76	$0.76

Diluted
Weighted average shares outstanding	60,426	13,750	56,656	13,750	55,895	13,750
Divided by: Total weighted average shares outstanding (Class A and Class B)	60,426	60,426	56,656	56,656	55,895	55,895
Multiplied by: Undistributed earnings	$83,775	$83,775	$56,345	$56,345	$41,797	$41,797

Subtotal	$83,775	$19,063	$56,345	$13,675	$41,797	$10,282
Divided by: Weighted average shares outstanding	60,426	13,750	56,656	13,750	55,895	13,750

Earnings per share	$1.39	$1.39	$0.99	$0.99	$0.75	$0.75

  Share Buyback Program

        During 2006, our board of directors approved a program to reduce the dilutive effects of employee equity grants, by allowing employees to surrender shares back to the company for a value equal to their statutory tax liability. IHS then pays the statutory tax on behalf of the employee. Later in 2006, our board of directors approved an additional program—a stock buyback program—whereby IHS acquires up to one million shares per year in the open market to more fully offset the dilutive effect of our employee equity programs. This program was renewed by the board of directors in late 2007. During 2007, we repurchased 689,962 shares of our Class A common stock for approximately $29.2 million, or $42.29 per share, pursuant to the stock buyback program and 159,251 shares for approximately $9.3 million, or $58.51 per share, related to shares withheld for taxes.

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Long-Term Leases, Commitments and Contingencies

        Rental charges in 2007, 2006, and 2005 approximated $18.0 million, $15.7 million, and $14.5 million, respectively. Minimum rental commitments under non-cancelable operating leases in effect at November 30, 2007, are as follows (in thousands):

2008	$15,837
2009	13,513
2010	10,629
2011	9,175
2012	8,467
2013 and thereafter	31,079

Total	$88,700

        We had outstanding letters of credit in the aggregate amount of approximately $1.8 million and $1.6 million at November 30, 2007 and 2006, respectively.

        From time to time, we are involved in litigation, most of which is incidental to our business. In our opinion, no litigation to which we currently are a party is likely to have a material adverse effect on our results of operations or financial condition.

19. Supplemental Cash Flow Information

        Net cash provided by operating activities reflects cash payments for interest and income taxes as shown below, for the years ended November 30:

	2007	2006	2005
	(In thousands)
Interest paid	$869	$298	$755

Income tax payments, net	$28,369	$19,384	$12,833

        Cash and cash equivalents amounting to approximately $148.5 million and $180.0 million reflected on the consolidated balance sheets at November 30, 2007 and 2006, respectively, are maintained primarily in U.S. Dollars, Canadian Dollars, British Pound Sterling, and Swiss Francs, and were subject to fluctuation in the current exchange rate.

20. Segment Information

        We have two reportable segments: Energy and Engineering. Our Energy segment serves the Energy information domain where it develops and delivers critical oil and gas industry data on exploration, development, production, and transportation activities to major global energy producers and national and independent oil companies. Our Energy segment also provides operational, research, and strategic advisory services to these customers, as well as to utilities and transportation, petrochemical, coal, and power companies. Our Engineering segment is focused primarily on the Product Lifecycle, Security, and Environmental information domains where it provides solutions incorporating technical specifications and standards, regulations, parts data, design guides, security, environmental, and other information to customers in its targeted industries. Both segments primarily derive their revenue from subscriptions.

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Segment Information (Continued)

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

        No single customer accounted for 10% or more of our total revenue for 2007, 2006, or 2005. There are no material inter-segment revenues for any period presented.

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

	Energy	Engineering	Segment Totals	Amounts not Allocated	Consolidated Total
	(In thousands)
2007
Revenue	$373,518	$314,874	$688,392	$—	$688,392
Operating income	121,932	59,978	181,910	(65,308)	116,602
Depreciation and amortization	12,891	10,280	23,171	2,307	25,478
Assets	519,421	559,456	1,078,877	244,930	1,323,807
Goodwill	308,369	256,213	564,582	—	564,582
2006
Revenue	$294,277	$256,493	$550,770	$—	$550,770
Operating income	82,873	46,808	129,681	(49,496)	80,185
Depreciation and amortization	9,488	6,226	15,714	—	15,714
Assets	378,821	283,270	662,091	282,210	944,301
Goodwill	241,442	109,454	350,896	—	350,896
2005
Revenue	$242,312	$233,805	$476,117	$—	$476,117
Operating income	63,376	28,365	91,741	(29,889)	61,852
Depreciation and amortization	6,909	4,510	11,419	—	11,419
Assets	329,365	235,287	564,652	242,504	807,156
Goodwill	213,941	82,453	296,394	—	296,394

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Segment Information (Continued)

        The following is a schedule of revenue by major product and service offering:

	2007	2006	2005
	(In thousands)
Critical information	$464,045	$374,532	$339,815
Decision-support tools	108,990	83,942	56,015
Services	115,357	92,296	80,287

Total revenue	$688,392	$550,770	$476,117

        The following is a schedule of revenue and long-lived assets by geographic location:

	2007		2006		2005
	Revenue	Long-lived assets	Revenue	Long-lived assets	Revenue	Long-lived assets
	(In thousands)
United States	$355,474	$434,312	$290,367	$298,962	$245,187	$217,351
United Kingdom	125,514	251,954	83,768	48,127	78,660	34,524
Canada	67,272	93,142	58,089	75,540	47,812	73,612
Switzerland	95,257	40,515	78,127	38,723	64,840	36,040
Rest of world	44,875	9,774	40,419	8,602	39,618	8,903

Total	$688,392	$829,697	$550,770	$469,954	$476,117	$370,430

        Revenue by geographic area is generally based on the location of our subsidiary that receives credit for the sale (which may not correspond to either the billing address of the customer to which it was shipped or the foreign currency in which it was billed). Long-lived assets include property and equipment, net; intangible assets, net; and goodwill.

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Quarterly Results of Operations (Unaudited)

        The following summarizes certain quarterly results of operations:

	Three Months Ended
	February 28	May 31	August 31	November 30
	(In thousands)
2007
Revenue	$152,621	$154,900	$183,356	$197,515
Income from continuing operations	18,377	18,582	21,731	25,085
Net income	18,377	18,582	21,731	25,085
Earnings per share (Class A and Class B):
Basic	$0.32	$0.32	$0.36	$0.41
Diluted	$0.32	$0.32	$0.35	$0.40
2006
Revenue	$129,866	$132,855	$139,923	$148,126
Income from continuing operations	14,744	13,276	16,372	13,873
Net income	13,464	12,934	16,074	13,873
Earnings per share (Class A and Class B):
Basic	$0.24	$0.23	$0.28	$0.24
Diluted	$0.24	$0.23	$0.28	$0.24

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A.    Controls and Procedures

  Evaluation of Disclosure Controls and Procedures

        We have established disclosure controls and procedures to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. The Company's disclosure controls and procedures have also been designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

  Evaluation of Internal Control over Financial Reporting

        Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company has included a report on management's assessment of the design and effectiveness of its internal control over financial reporting as part of this Annual Report on Form 10-K for the fiscal year ended November 30, 2007. The Company's independent registered public accounting firm also audited, and reported on, the effectiveness of internal control over financial reporting. Management's report and the independent registered public accounting firm's report are included under the captions entitled "Management's Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting" in Item 8 of this Annual Report on Form 10-K and are incorporated herein by reference.

        Based on their evaluation as of November 30, 2007, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

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

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item concerning our executive officers, directors, compliance with Section 16 of the Securities and Exchange Act of 1934 and our code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer is incorporated by reference to the information set forth in the sections entitled "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Election of Directors—Corporate Governance Matters—Code of Conduct" in our Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than March 30, 2007, which is 120 days after the fiscal year ended November 30, 2007.

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

Item 14.    Principal Accountant Fees and Services

        The information required by this item is incorporated by reference to the information set forth in the section entitled "Ratification of Appointment of Independent Registered Public Accounting Firm—Accounting Fees" in the Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

  (a)
  Index of Financial Statements

          The Financial Statements listed in the Index to Consolidated Financial Statements are filed as part of this report on Form 10-K (see Part II, Item 8—Financial Statements and Supplementary Data).

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
10.3*	Employment Agreement by and between IHS Inc. and Michael J. Sullivan, dated as of November 1, 2004
10.4*	Amended and Restated IHS Inc. 2004 Long-Term Incentive Plan
10.5**	Amended and Restated IHS Inc. 2004 Directors Stock Plan
10.6*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2004 Restricted Stock Award
10.7*	IHS Inc. 2004 Long-Term Incentive Plan, 2004 Restricted Stock Award for Charles A. Picasso, dated as of December 23, 2004
10.8*	IHS Inc. 2004 Long-Term Incentive Plan, 2004 Restricted Stock Award for Jerre L. Stead, dated as of December 23, 2004
10.9*	IHS Inc. 2004 Long-Term Incentive Plan, 2004 Restricted Stock Award for H. John Oechsle, dated as of December 23, 2004
10.10*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2005 Performance Share Award—IPO—Senior Executive
10.11*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2005 Performance Share Award—IPO—Vice President and Senior Vice President Groups

10.12*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2005 Performance Unit Award—IPO—Vice President and Senior Vice President Groups
10.13*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2005 Restricted Stock Award—IPO—Vice President and Senior Vice President Groups
10.14*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2005 Restricted Stock Unit Award—IPO—Vice President and Senior Vice President Groups
10.15*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2005 Restricted Stock Award—IPO—Senior Director and Director Groups
10.16*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2005 Restricted Stock Unit Award—IPO—Senior Director and Director Groups
10.17*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2005 Restricted Stock Award—IPO—All-Employee Award
10.18*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2005 Restricted Stock Unit Award—IPO—All-Employee Award
10.19*	IHS Inc. Employee Stock Purchase Plan
10.20*	IHS Supplemental Income Plan
10.21**	Summary of Non-Employee Director Compensation
10.22*	Form of Indemnification Agreement between the Company and its Directors
10.23*	IHS Executive Relocation Policy (2004)
10.24*	Letter to Charles Picasso regarding IHS' Cherry Creek Country Club membership, dated February 16, 2005
10.25*	Indemnification Agreement by and between TBG Holdings N.V. and IHS Inc., dated as of March 8, 2005
10.26*	Amendment No. 1, dated as of May 17, 2005, to Indemnification Agreement by and between TBG Holdings N.V. and IHS Inc., dated as of March 8, 2005
10.27*	Contribution Agreement by and between Holland America Investment Corporation and HAIC, Inc., dated as of November 10, 2004
10.28‡	Employment Agreement by and between IHS Inc. and Jeffrey R. Tarr, dated as of December 1, 2004
10.29‡	Employment Agreement by and between IHS Inc. and Rohinton Mobed, dated as of November 1, 2004
10.30**	Employment Agreement by and between IHS Energy Group Inc. and Daniel H. Yergin, dated as of September 1, 2004
10.31**	Non-Competition Agreement by and between IHS Energy Group Inc. and Daniel H. Yergin, dated as of September 1, 2004
10.32**	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Stock Option Award—Senior Executive Level
10.33**	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Stock Option Award—Executive Level

10.34**	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Restricted Stock Unit Award—Senior Executive Level
10.35**	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Restricted Stock Unit Award—Time-Based
10.36**	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Restricted Stock Unit Award—Performance-Based
10.37‡‡	Retirement Agreement by and between IHS Inc. and Charles Picasso, dated as of September 20, 2006
21†	List of Subsidiaries of the Registrant
23.1†	Consent of Ernst & Young LLP
24†	Power of Attorney
31.1†	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement on Form S-1 (No. 333-122565) of the Registrant and incorporated herein by reference.

**
Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the period ended November 30, 2006, and incorporated herein by reference.

‡
Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended February 28, 2006, and incorporated herein by reference.

‡‡
Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended August 31, 2006, and incorporated herein by reference.

†
Filed electronically herewith.

(c)
Financial Statement Schedules

        All schedules for the Registrant have been omitted since the required information is not present or because the information is included in the financial statements or notes thereto.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 23, 2008.

IHS INC.
By:	/s/ STEPHEN GREEN Name: Stephen Green Title: Senior Vice President and General Counsel

        Pursuant to the requirements of the Securities Act of 1933, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 23rd day of January, 2008.

Signature	Title

/s/ JERRE L. STEAD Jerre L. Stead	Chairman and Chief Executive Officer (Principal Executive Officer)
/s/ MICHAEL J. SULLIVAN Michael J. Sullivan	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ HEATHER MATZKE-HAMLIN Heather Matzke-Hamlin	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
* C. Michael Armstrong	Director
* Steven A. Denning	Director
* Ruann F. Ernst	Director
* Roger Holtback	Director

* Balakrishnan S. Iyer		Director
* Michael Klein		Director
* Richard W. Roedel		Director
* Christoph v. Grolman		Director
*By:	/s/ STEPHEN GREEN Stephen Green Attorney-in-Fact

EXHIBIT INDEX

Exhibit Number	Description
3.1*	Form of Amended and Restated Certificate of Incorporation
3.2*	Form of Amended and Restated By-Laws
4.1*	Form of Class A Common Stock Certificate
4.2*	Form of Registration Rights Agreement among IHS Inc. and Urvanos Investments Limited and Urpasis Investments Limited
4.3*	Form of Rights Agreement between IHS Inc. and Computershare Trust Company, Inc., as Rights Agent
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
10.3*	Employment Agreement by and between IHS Inc. and Michael J. Sullivan, dated as of November 1, 2004
10.4*	Amended and Restated IHS Inc. 2004 Long-Term Incentive Plan
10.5**	Amended and Restated IHS Inc. 2004 Directors Stock Plan
10.6*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2004 Restricted Stock Award
10.7*	IHS Inc. 2004 Long-Term Incentive Plan, 2004 Restricted Stock Award for Charles A. Picasso, dated as of December 23, 2004
10.8*	IHS Inc. 2004 Long-Term Incentive Plan, 2004 Restricted Stock Award for Jerre L. Stead, dated as of December 23, 2004
10.9*	IHS Inc. 2004 Long-Term Incentive Plan, 2004 Restricted Stock Award for H. John Oechsle, dated as of December 23, 2004
10.10*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2005 Performance Share Award—IPO—Senior Executive
10.11*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2005 Performance Share Award—IPO—Vice President and Senior Vice President Groups
10.12*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2005 Performance Unit Award—IPO—Vice President and Senior Vice President Groups
10.13*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2005 Restricted Stock Award—IPO—Vice President and Senior Vice President Groups
10.14*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2005 Restricted Stock Unit Award—IPO—Vice President and Senior Vice President Groups
10.15*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2005 Restricted Stock Award—IPO—Senior Director and Director Groups
10.16*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2005 Restricted Stock Unit Award—IPO—Senior Director and Director Groups

10.17*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2005 Restricted Stock Award—IPO—All-Employee Award
10.18*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2005 Restricted Stock Unit Award—IPO—All-Employee Award
10.19*	IHS Inc. Employee Stock Purchase Plan
10.20*	IHS Supplemental Income Plan
10.21**	Summary of Non-Employee Director Compensation
10.22*	Form of Indemnification Agreement between the Company and its Directors
10.23*	IHS Executive Relocation Policy (2004)
10.24*	Letter to Charles Picasso regarding IHS' Cherry Creek Country Club membership, dated February 16, 2005
10.25*	Indemnification Agreement by and between TBG Holdings N.V. and IHS Inc., dated as of March 8, 2005
10.26*	Amendment No. 1, dated as of May 17, 2005, to Indemnification Agreement by and between TBG Holdings N.V. and IHS Inc., dated as of March 8, 2005
10.27*	Contribution Agreement by and between Holland America Investment Corporation and HAIC, Inc., dated as of November 10, 2004
10.28‡	Employment Agreement by and between IHS Inc. and Jeffrey R. Tarr, dated as of December 1, 2004
10.29‡	Employment Agreement by and between IHS Inc. and Rohinton Mobed, dated as of November 1, 2004
10.30**	Employment Agreement by and between IHS Energy Group Inc. and Daniel H. Yergin, dated as of September 1, 2004
10.31**	Non-Competition Agreement by and between IHS Energy Group Inc. and Daniel H. Yergin, dated as of September 1, 2004
10.32**	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Stock Option Award—Senior Executive Level
10.33**	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Stock Option Award—Executive Level
10.34**	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Restricted Stock Unit Award—Senior Executive Level
10.35**	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Restricted Stock Unit Award—Time-Based
10.36**	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Restricted Stock Unit Award—Performance-Based
10.37‡‡	Retirement Agreement by and between IHS Inc. and Charles Picasso, dated as of September 20, 2006
21†	List of Subsidiaries of the Registrant
23.1†	Consent of Ernst & Young LLP
24†	Power of Attorney

31.1†	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement on Form S-1 (No. 333-122565) of the Registrant and incorporated herein by reference.

**
Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the period ended November 30, 2006, and incorporated herein by reference.

‡
Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended February 28, 2006, and incorporated herein by reference.

‡‡
Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended August 31, 2006, and incorporated herein by reference.

†
Filed electronically herewith.