Form 10-Q
period 2008-02-29
IHS Inc.
filed 2008-03-28
CIK 1316360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2008

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

☒ YES                ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” and “accelerated filer,” and smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ YES                ☒ NO

As of February 29, 2008, there were 48,723,478 shares of our Class A Common Stock outstanding and 13,750,000 shares of our Class B Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IHS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	As of February 29, 2008	As of November 30, 2007
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$139,133	$148,484
Short-term investments	—	10,518
Accounts receivable, net	192,993	175,542
Deferred subscription costs	41,311	35,910
Deferred income taxes	16,369	17,681
Other	16,446	14,112
Total current assets	406,252	402,247
Non-current assets:
Property and equipment, net	58,401	58,756
Intangible assets, net	205,588	206,359
Goodwill, net	585,246	564,582
Prepaid pension asset	92,173	91,116
Other	847	747
Total non-current assets	942,255	921,560
Total assets	$1,348,507	$1,323,807
Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$—	$3,062
Accounts payable	32,446	37,550
Accrued compensation	14,169	37,014
Accrued royalties	23,537	22,684
Other accrued expenses	38,877	37,435
Income tax payable	8,049	15,255
Deferred subscription revenue	283,163	239,395
Total current liabilities	400,241	392,395
Long-term debt	—	37
Accrued pension liability	11,641	11,965
Accrued post-retirement benefits	9,462	10,203
Deferred income taxes	58,062	60,461
Other liabilities	5,936	7,619
Minority interests	222	219
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.01 par value per share, 80,000,000 shares authorized, 50,070,579 and 49,831,293 shares issued, 48,723,478 and 48,758,518 shares outstanding at February 29, 2008 and November 30, 2007, respectively	500	498
Class B common stock, $0.01 par value per share, 13,750,000 shares authorized, issued and outstanding at February 29, 2008 and November 30, 2007	138	138
Additional paid-in capital	401,292	381,124
Treasury stock, at cost: 1,347,101 and 1,072,775 shares at February 29, 2008 and November 30, 2007, respectively	(62,894)	(46,045)
Retained earnings	506,657	483,804
Accumulated other comprehensive income	17,250	21,389
Total stockholders’ equity	862,943	840,908
Total liabilities and stockholders’ equity	$1,348,507	$1,323,807

See accompanying notes.

IHS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per-share amounts)

	Three Months Ended,
	February 29, 2008	February 28, 2007
	(Unaudited)
Revenue:
Products	$159,689	$122,979
Services	39,088	29,642
Total revenue	198,777	152,621
Operating expenses:
Cost of revenue:
Products	63,094	48,733
Services	26,066	17,005
Total cost of revenue (includes stock-based compensation expense of $311 and $351 for the three months ended February 29, 2008 and February 28, 2007, respectively)	89,160	65,738
Selling, general and administrative (includes stock-based compensation expense of $12,390 and $6,985 for the three months ended February 29, 2008 and February 28, 2007, respectively)	71,886	57,891
Depreciation and amortization	8,823	4,580
Restructuring and offering charges (credits)	—	(9)
Gain on sales of assets, net	(119)	(751)
Net periodic pension and post-retirement benefits	(1,093)	(268)
Earnings in unconsolidated affiliates	(49)	(44)
Other income, net	(764)	(400)
Total operating expenses	167,844	126,737
Operating income	30,933	25,884
Interest income	1,217	1,654
Interest expense	(136)	(133)
Non-operating income, net	1,081	1,521
Income from continuing operations before income taxes and minority interests	32,014	27,405
Provision for income taxes	(10,599)	(9,043)
Income from continuing operations before minority interests	21,415	18,362
Minority interests	16	15
Net income	$21,431	$18,377
Net income per share:
Basic (Class A and Class B common stock)	$0.35	$0.32
Diluted (Class A and Class B common stock)	$0.34	$0.32
Weighted average shares:
Basic (Class A common stock)	48,221	43,844
Basic (Class B common stock)	13,750	13,750
Diluted (Class A common stock)	62,896	57,698
Diluted (Class B common stock)	13,750	13,750

See accompanying notes.

IHS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended,
	February 29, 2008	February 28, 2007
	(Unaudited)
Operating activities
Net income	$21,431	$18,377
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	8,823	4,580
Stock-based compensation expense	12,701	7,336
Gain on sales of assets, net	(119)	(751)
Non-cash net periodic pension and post-retirement benefits	(1,563)	(980)
Undistributed earnings of unconsolidated affiliates, net	(49)	(44)
Minority interests	(16)	(206)
Deferred income taxes	2,422	(447)
Change in assets and liabilities:
Accounts receivable, net	(20,167)	(10,523)
Other current assets	(7,423)	(4,797)
Accounts payable	(3,239)	(8,841)
Accrued expenses	(20,928)	(14,662)
Income taxes	(2,126)	1,883
Deferred subscription revenue	42,733	32,172
Net cash provided by operating activities	32,480	23,097
Investing activities
Capital expenditures on property and equipment	(3,073)	(3,305)
Change in other assets	(2,624)	(1,137)
Sales and maturities of investments	10,500	2,008
Acquisitions of businesses, net of cash acquired	(28,206)	(8,269)
Proceeds from sales of assets	140	2,461
Net cash used in investing activities	(23,263)	(8,242)
Financing activities
Net payments on debt	(3,099)	(537)
Excess tax benefit from equity compensation plans	384	104
Repurchases of common stock	(16,849)	(7,763)
Net cash used in financing activities	(19,564)	(8,196)
Foreign exchange impact on cash balance	996	(479)
Net (decrease) increase in cash and cash equivalents	(9,351)	6,180
Cash and cash equivalents at the beginning of the period	148,484	180,034
Cash and cash equivalents at the end of the period	$139,133	$186,214

See accompanying notes.

IHS INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Shares of Class A Common Stock	Class A Common Stock	Shares of Class B Common Stock	Class B Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(Unaudited)
Balance at November 30, 2007	48,759	$498	13,750	$138	$381,124	$(46,045)	$483,804	$21,389	$840,908
Stock-based award activity	30	2	—	—	11,994	(12,965)	—	—	(969)
Excess tax benefit on vested shares	—	—	—	—	8,174	—	—	—	8,174
Repurchase of common stock	(66)	—	—	—	—	(3,884)	—	—	(3,884)
Net income	—	—	—	—	—	—	21,431	—	21,431
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	—	(4,139)	(4,139)
Comprehensive income, net of tax	—	—	—	—	—	—	—	—	17,292
Adoption of FIN 48 as of December 1, 2007	—	—	—	—	—	—	1,422	—	1,422
Balance at February 29, 2008	48,723	$500	13,750	$138	$401,292	$(62,894)	$506,657	$17,250	$862,943

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

We have targeted four specific information “domains”—Energy, Product Lifecycle, Security, and Environment. Since these four information domains represent areas where our customers have needs for critical information and insight, we use these domains to set priorities and design our business objectives. As we continue to deliver Critical Information and Insight in those four information domains, we prepare and analyze our financial reports to include each of the four domains in our two reportable segments. Today, our Energy segment includes the Energy information domain while our Engineering segment includes the Product Lifecycle, Security, and Environment information domains.

Consolidation Policy

The consolidated financial statements include the accounts of all wholly owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The accompanying condensed consolidated financial statements include our accounts and the accounts of our majority-owned domestic and foreign subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended November 30, 2007.  The results of operations for the three months ended February 29, 2008, are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

The year-end condensed consolidated balance sheet data was derived from the audited November 30, 2007, balance sheet.

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

Use of Estimates

The preparation of interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts

IHS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

reported and disclosed in the financial statements and the accompanying notes. Significant estimates have been made in areas that include revenue recognition, useful lives of fixed and intangible assets, allocation of purchase price to acquired assets and liabilities, the recoverability of intangible assets and goodwill, income and other taxes, pension and post-retirement benefits, and stock-based compensation. Actual results could differ from those estimates.

Reclassification

Certain prior-year balances have been reclassified to conform to current-year presentation.

Income Taxes

Our effective quarterly rate is estimated based upon the effective tax rate expected to be applicable for the full fiscal year.

Our effective tax rate for the first quarter of 2008 was 33.1% compared to 33.0% for the prior year period.  The 2007 rate reflects the benefit from the release of a portion of the valuation allowance carried on capital losses.  The 2008 rate reflects the impact from the decline in tax exempt interest income resulting from a forecasted reduction in the balance of the investment in tax exempt securities which resulted in a higher projected tax rate.

On December 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation Number 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in consolidated financial statements.  FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return.  FIN 48 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.

Adopting FIN 48 had the following impact on our financial statements: current taxes payable decreased by $3.0 million, other current liabilities increased by $0.3 million, long-term liabilities increased by $0.1 million, net non-current deferred tax liabilities increased by $1.2 million, and retained earnings increased by $1.4 million. As of December 1, 2007, we had $1.7 million of unrecognized tax benefits, of which $0.1 million related to accruals for interest.  If recognized, essentially all of the unrecognized tax benefits would affect our effective tax rate.

Prior to adoption, the Company recognized interest and penalties related to unrecognized tax benefits in interest expense and penalties within operating expenses, respectively.  With the adoption of FIN 48, we will be recognizing interest and penalties related to unrecognized tax benefits within the provision for income taxes.

As of February 29, 2008, the total amount of unrecognized tax benefits was $1.5 million, of which $0.1 million related to interest. The $0.2 million reduction in unrecognized tax benefits was attributable to adjustments made to the reserves during the first quarter of fiscal 2008, principally as a result of the filing of certain amended non-U.S. tax returns.

We are subject to taxation and file income tax returns in the U.S. and in many foreign jurisdictions. For U.S. federal, Canadian and Swiss income tax purposes, effectively all years prior to 2004 are closed. For United Kingdom income tax purposes, all years prior to 2005 are effectively closed.

The open tax years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as it relates to the amount and/or timing of income, deductions and tax credits. Although the outcome of tax audits is always uncertain, we believe that adequate amounts of tax and interest have been provided for any adjustments that are expected to result from an audit of the open tax years.  Although timing of the resolution and/or closure of audits is highly uncertain, we do not believe it is reasonably possible that our unrecognized tax benefits will materially change in the next 12 months.

IHS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). Among other requirements, SFAS No. 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. Subsequently, the FASB deferred the application of this pronouncement for non-financial assets and liabilities to fiscal years beginning after November 15, 2008.  SFAS No. 157 is effective for financial assets and liabilities beginning the first fiscal year that begins after November 15, 2007. We adopted SFAS No. 157 for financial assets and liabilities on December 1, 2007, with no material impact to our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 expands the use of fair value measurement by permitting entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 was effective beginning the first fiscal year that begins after November 15, 2007. We have opted not to electively adopt the provisions of SFAS No. 159 in the accompanying consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and how derivatives impact financial statements.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  Thus, we are required to adopt this standard on December 1, 2008, the first day of our 2009 fiscal year.  We are currently evaluating the impact of adopting SFAS No. 161 on our consolidated financial statements.

2.             Business Combinations (Continued)

In December 2007, we acquired McCloskey Group Limited (McCloskey), the leading provider of news, critical information and insight on the international coal markets located near London, England.  We acquired McCloskey for £13.9 million, or approximately $28.2 million using cash on hand.

This acquisition was accounted for using the purchase method of accounting. Our consolidated financial statements include all the assets and liabilities acquired and the results of operations from the respective date of acquisition. Pro forma results of the acquired business have not been presented as it did not have a material impact on our results of operations.

IHS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The purchase prices for this acquisition, excluding acquired cash and including acquisition-related costs, was initially allocated as follows (in thousands):

Total
Assets:
Current assets	$774
Property and equipment	114
Intangible assets	8,180
Goodwill	24,136
Total assets	33,204
Liabilities:
Current liabilities	2,700
Deferred taxes	2,298
Total liabilities	4,998
Purchase price	$28,206

3.              Commitments and Contingencies

We are a party to various legal proceedings that arise in the ordinary course of business.  In the opinion of management, none of these actions, either individually or in the aggregate, is expected to have a material adverse affect on our financial condition, liquidity or results of operations.

4.                 Other Comprehensive Income

Our comprehensive income was as follows:

	Three Months Ended,
	February 29, 2008	February 28, 2007
Net income	$21,431	$18,377
Other comprehensive income (loss):
Foreign currency translation adjustment	(4,139)	(2,569)
Total other comprehensive income, net of tax	$17,292	$15,808

5.              Stock-based Compensation

On February 29, 2008, we had one share based compensation plan: the Amended and Restated IHS Inc. 2004 Long-Term Incentive Plan (LTIP). The LTIP provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares, cash-based awards, other stock based awards and covered employee annual incentive awards. The 2004 Directors Stock Plan, a sub-plan under the LTIP, provides for the grant of restricted stock and restricted stock units to non-employee directors as defined in that plan. We believe that such awards better align the interests of our employees and non-employee directors with those of our shareholders.

We have authorized a maximum of 7 million shares, less the number of shares relating to any award granted and outstanding.  In our 2007 proxy statement, we have requested shareholder approval for an additional authorization of 4,250,000 shares.

IHS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Stock-based compensation expense that has been charged against income for the plan was as follows:

	Three Months Ended,
	February 29, 2008	February 28, 2007
	(In thousands)
Cost of revenue	$311	$351
Selling, general and administrative	12,390	6,985
Stock-based compensation expense	$12,701	$7,336

Total income tax benefit recognized in the statement of operation for share-based compensation arrangements was as follows:

	February 29, 2008	February 28, 2007
	(In thousands)
Income tax benefit	$4,699	$2,714

No compensation cost was capitalized during the three months ended February 29, 2008 and February 28, 2007.

Nonvested Stock.  Share awards generally vest from one to four years. Share awards are generally subject to graded vesting but we do have a limited number of share awards subject to cliff vesting. The fair value of nonvested stock is based on the fair value of our common stock on the date of grant. We amortize the value of share awards to expense over the vesting period on a straight-line basis. For awards with performance conditions, an evaluation is made each quarter as to the likelihood of the performance criteria being met. Compensation expense is then adjusted to reflect the number of shares expected to vest and the cumulative vesting period met to date.  Additionally, we estimate forfeitures at the grant date and recognize compensation cost based on the number of awards expected to vest. There may be adjustments in future periods if the likelihood of meeting performance criteria changes or if actual forfeitures differ from our estimates. Our forfeiture rate is based upon historical experience as well as anticipated employee turnover considering certain qualitative factors.

Total compensation expense related to nonvested awards, both share awards and stock options, not yet recognized was $85.9 million as of February 29, 2008, with a weighted-average recognition period of approximately 2 years.

A summary of the status of our nonvested shares as of February 29, 2008, and changes during the three months ended February 29, 2008, was as follows:

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands)
Balances, November 30, 2007	2,429	$32.16
Granted	733	$61.88
Vested	(585)	$25.48
Forfeited	(27)	$39.16
Balances, February 29, 2008	2,550	$42.16

The total fair value of nonvested stock that vested during the three months ended February 29, 2008, was $36.5 million based on the weighted-average fair value on the vesting date and $14.9 million based on the weighted-average fair value on the date of grant.

Stock Options.  Option awards are granted with an exercise price equal to the fair market value of our stock at the date of grant. Options outstanding as of February 29, 2008, vest in various ways over a period of 3-to-4 years of continuous service and have 8-year contractual terms. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the plans).

IHS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarized changes in outstanding stock options during the three months ended February 29, 2008, as well as options that are vested and expected to vest and stock options exercisable at February 29, 2008:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at November 30, 2007	287	$35.31	2.4	$10,009
Granted	—	—
Exercised	(1)	37.65
Forfeited	—	—
Outstanding at February 29, 2008	286	$35.28	2.0	$7,539
Vested and expected to vest at February 29, 2008	280	$35.28	2.0	$7,384
Exercisable at February 29, 2008	61	$37.65	—	$1,474

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of our common stock on February 29, 2008, which was $61.65, and the exercise price, multiplied by the number of in-the-money stock options as of the same date. This represents the amount that would have been received by the stock option holders if they had all exercised their stock options on February 29, 2008. In future periods, this amount will change depending on fluctuations in our stock price. The total intrinsic value of stock options exercised during the three months ended February 29, 2008 was less than $0.1 million.

6.                 Pensions and Postretirement Benefits

We have defined-benefit plans and defined-contribution plans. Our defined-benefit plans consist of a non-contributory retirement plan for all of our U.S. employees with at least one year of service (U.S. RIP), a pension plan that covers certain employees of one of our United Kingdom-based subsidiaries (U.K. RIP), and a supplemental income plan (SIP) for certain company executives.

IHS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our net periodic pension (income) expense was comprised of the following:

	Three Months Ended February 29, 2008				Three Months Ended February 28, 2007
	U.S. RIP	U.K. RIP	SIP	Total	U.S. RIP	U.K. RIP	SIP	Total
	(In thousands)
Service costs incurred	$1,572	$238	$72	$1,882	$1,569	$286	$48	$1,903
Interest costs on projected benefit obligation	2,999	539	114	3,652	2,720	540	104	3,364
Expected return on plan assets	(5,368)	(562)	—	(5,930)	(5,078)	(447)	—	(5,525)
Amortization of prior service cost	(118)	—	11	(107)	(118)	—	22	(96)
Amortization of actuarial loss	—	—	47	47	375	300	30	705
Amortization of transitional obligation/(asset)	(142)	—	10	(132)	(142)	—	10	(132)
Net periodic pension benefit (income) expense	$(1,057)	$215	$254	$(588)	$(674)	$679	$214	$219

Our net periodic post-retirement benefit income was comprised of the following:

	Three months ended,
	February 29, 2008	February 28, 2007
	(In thousands)
Service costs incurred	$25	$34
Interest costs	158	148
Amortization of prior service amounts	(806)	(807)
Amortization of net actuarial loss	118	138
Net periodic post-retirement benefit income	$(505)	$(487)

7.              Earnings per Share

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

IHS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We use the two-class method for computing basic and diluted EPS amounts. We calculated undistributed earnings as follows:

	Three Months Ended,
	February 29, 2008	February 28, 2007
	(In thousands)
Net income	$21,431	$18,377
Less: dividends	—	—
Undistributed earnings	$21,431	$18,377

Weighted average common shares outstanding are calculated as follows:

	Three Months Ended,
	February 29, 2008		February 28, 2007
	Class A	Class B	Class A	Class B
	(In thousands)
Weighted average common shares outstanding:
Shares used in basic per-share calculation	48,221	13,750	43,844	13,750
Effect of dilutive securities:
Deferred stock units	38	—	9	—
Restricted shares	821	—	95	—
Options	66	—	—	—
Assumed conversion of Class B shares	13,750	—	13,750	—
Shares used in diluted per-share calculation	62,896	13,750	57,698	13,750

Undistributed earnings and calculated basic and diluted EPS amounts are calculated as follows:

	Three Months Ended,
	February 29, 2008		February 28, 2007
	Class A	Class B	Class A	Class B
	(In thousands)
Basic
Weighted average shares outstanding	48,221	13,750	43,844	13,750
Divided by: Total weighted average shares outstanding (Class A and Class B)	61,971	61,971	57,594	57,594
Multiplied by: Undistributed earnings	$21,431	$21,431	$18,377	$18,377
Subtotal	$16,676	$4,755	$13,990	$4,387
Divided by: Weighted average shares outstanding	48,221	13,750	43,844	13,750
Earnings per share	$0.35	$0.35	$0.32	$0.32

Diluted
Weighted average shares outstanding	62,896	13,750	57,698	13,750
Divided by: Total weighted average shares outstanding (Class A and Class B)	62,896	62,896	57,698	57,698
Multiplied by: Undistributed earnings	$21,431	$21,431	$18,377	$18,377
Subtotal	$21,431	$4,685	$18,377	$4,379
Divided by: Weighted average shares outstanding	62,896	13,750	57,698	13,750
Earnings per share	$0.34	$0.34	$0.32	$0.32

IHS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Share Repurchase Program

During 2006, our board of directors approved a program to reduce the dilutive effects of employee equity grants, by allowing employees to surrender shares back to the company for a value equal to their statutory tax liability.  IHS then pays the statutory tax on behalf of the employee.  Later in 2006, our board of directors approved an additional program—a stock buyback program—whereby IHS acquires up to one million shares per year in the open market to more fully offset the dilutive effect of our employee equity programs. This program was renewed by the board of directors in late 2007 for fiscal year 2008.  During the first quarter of 2008, we repurchased 66,500 shares of our Class A common stock for approximately $3.9 million, or $58.41 per share, pursuant to the stock buyback program.  Additionally, we withheld 207,826 shares of stock in treasury to cover employees’ statutory tax liability as discussed above, for approximately $13.0 million, or $62.38 per share.  Since the inception of these programs, we have repurchased 756,462 shares of our Class A common stock for approximately $33.1 million, or $43.71 per share, pursuant to the stock buyback program and withheld for tax 590,639 shares for approximately $29.8 million, or $50.51 per share.

8.     Goodwill and Intangible Assets

The following table presents details of our intangible assets, other than goodwill, as of February 29, 2008:

	Useful Life	Gross	Accumulated Amortization	Net
	(Years)		(In thousands)
Intangible assets subject to amortization:
Information databases	5-15	$139,669	$(19,217)	$120,452
Customer relationships	2-15	46,775	(9,014)	37,761
Non-compete agreements	5	5,621	(3,209)	2,412
Developed computer software	5	15,386	(2,984)	12,402
Other	3-11	1,339	(1,182)	157
Total		208,790	(35,606)	173,184
Intangible assets not subject to amortization:
Trademarks		31,056		31,056
Perpetual licenses		1,348	—	1,348
Total		32,404	—	32,404
Total intangible assets		$241,194	$(35,606)	$205,588

IHS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents details of our intangible assets, other than goodwill, as of November 30, 2007:

	Useful Life	Gross	Accumulated Amortization	Net
	(Years)		(In thousands)
Intangible assets subject to amortization:
Information databases	5-15	$137,317	$(14,926)	$122,391
Customer relationships	2-15	45,650	(7,981)	37,669
Non-compete agreements	5	5,514	(2,889)	2,625
Developed computer software	5	15,036	(2,527)	12,509
Other	3-11	1,009	(984)	25
Total		204,526	(29,307)	175,219
Intangible assets not subject to amortization:
Trademarks		29,602	—	29,602
Perpetual licenses		1,538	—	1,538
Total		31,140	—	31,140
Total intangible assets		$235,666	$(29,307)	$206,359

The estimated amortization expense of intangible assets for business combinations completed as of February 29, 2008 for each of the next five years is as follows:

Year	Amount
(In thousands)
Remainder 2008	$16,211
2009	19,829
2010	17,503
2011	16,349
2012	14,960

Amortization expense of intangible assets was $5.8 million and $2.6 million for the three months ended February 29, 2008 and February 28, 2007, respectively.

Changes in our goodwill from November 30, 2007 to February 29, 2008 were primarily the result of the McCloskey acquisition (see Note 2) and foreign-currency exchange-rate fluctuations.

9.                 Segment Information

We have two reportable segments: Energy and Engineering. Our Energy segment serves the Energy information domain where it develops and delivers critical oil and gas industry data on exploration, development, production, and transportation activities to major global energy producers and national and independent oil companies. Our Energy segment also provides operational, research, and strategic advisory services to these customers, as well as to utilities and transportation, petrochemical, coal, and power companies. Our Engineering segment is focused primarily on the Product Lifecycle, Security, and Environment information domains where it provides solutions incorporating technical specifications and standards, regulations, parts data, design guides, security, environmental, and other information to customers in its targeted industries. Both segments primarily derive their revenue from subscriptions.

Information as to the operations of our two segments is set forth below based on the nature of the offerings. Our Chairman and Chief Executive Officer and his direct reports represent our chief operating decision maker, and they evaluate segment performance based primarily on revenue and operating profit. The accounting policies of our segments are the same as those described in the summary of significant accounting policies (see Note 2 to our consolidated financial statements included in our 2007 Form 10-K).

IHS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

No single customer accounted for 10% or more of our total revenue for the three months ended February 29, 2008 or February 28, 2007. There are no material inter-segment revenues for any period presented.

We continue in the process of consolidating back-office functions and moving additional functions to a shared-services model. Consequently, we are changing our internal structure causing the composition of our internal segments to change.  Additionally, as the information that our customers need to address their complex business issues continues to converge at the intersection of the information domains that we serve, we are evolving our management structure to a geographic focus, the point of contact with our customers.  As a result, our defined operating segments will change during the second quarter of 2008.

As shown below, certain corporate transactions are not allocated to the reportable segments. Amounts not allocated include, but are not limited to, such items as, corporate-level restructuring and offering charges, stock-based compensation expense, net periodic pension and post-retirement benefits income, corporate-level impairments, and gain (loss) on sales of corporate assets.

	Energy	Engineering	Shared Services	Consolidated Total
	(In thousands)
Three Months Ended February 29, 2008
Revenue	$110,299	$88,478	$—	$198,777
Segment operating income	39,152	14,992	(23,211)	30,933
Depreciation and amortization	4,058	4,126	639	8,823
Three Months Ended February 28, 2007
Revenue	$86,746	$65,875	$—	$152,621
Segment operating income	27,045	12,985	(14,146)	25,884
Depreciation and amortization	2,678	1,405	497	4,580

10.   Subsequent Event

On March 3, 2008, we acquired Prime Publications Limited (Prime), which owned a 50 percent interest in the Lloyd’s Register-Fairplay Limited joint venture, a leading source of global maritime information.  IHS acquired 100 percent of the stock of Prime for approximately £38.0 million, or approximately $75.5 million, which included $21.3 million in non-interest bearing seller notes and the remainder was paid in cash.

Also on March 3, 2008, we acquired Dolphin Software, Inc. (Dolphin) for approximately $23.5 million in cash. Dolphin is a leader in developing and using chemical data information and software used by companies to record and track chemicals stored and used in their facilities.

On March 13, 2008, we acquired Environmental Software Providers (ESP), a provider of enterprise information solutions used by companies to assist in managing their environmental sustainability programs for approximately $20.0 million in cash.

Cash used for these acquisitions came from cash on hand and a draw down of $50.0 million on our $385 million unsecured line of credit.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This discussion contains statements that relate to IHS’s future plans, objectives, expectations, performance, events and the like that may constitute “forward-looking statements” within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Words such as “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “seeks,” “plan,” “project,” “continue,” “predict” and other words or expressions of similar meaning are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements are based on our current expectations about future events or results and information that is currently available to us, involve assumptions, risks and uncertainties, and speak only as of the date on which such statements are made. Our actual results may differ materially from those expressed or implied in these forward-looking statements. Those factors include, but are not limited to, our ability to obtain content from third parties (including Standards Development Organizations) on commercially reasonable terms, changes in demand for IHS’s products and services, changes in the energy industry, our ability to develop new products and services, pricing and other competitive pressures, risks associated with the integration of acquisitions, changes in laws and regulations governing our business and certain other factors discussed under the caption “Risk Factors” in the MD&A section of our 2007 Form 10-K, and in our other filings with the SEC. IHS undertakes no duty to update, whether as a result of new information, future events or otherwise, unless required by law.

Overview

Results of Operations

IHS Inc. is a publicly traded Delaware corporation. IHS is a leading provider and comprehensive source of Critical Information and Insight in a sizable and growing global market. Our customers rely on our products and services to facilitate crucial decision-making, support key processes, and improve productivity. At the heart of our products and services is data obtained from public sources, third parties, and our own proprietary databases. We transform that data into Critical Information and Insight that is both useful to our customers and available where and when they make critical business decisions. The data becomes Critical Information when we combine it with our proprietary and third-party technology to create graphical user interfaces, search and navigation tools, and online delivery systems. We further transform that information into Insight products and services with analysis and interpretation from our teams of experts.

We have targeted four specific information “domains”—Energy, Product Lifecycle, Security, and Environment. Since these four information domains represent areas where our customers have needs for critical information and insight, we use these domains to set priorities and design our business objectives. As we continue to deliver Critical Information and Insight in those four information domains, we prepare and analyze our financial reports to include each of the four domains in our two reportable segments. Today, our Energy segment includes the Energy information domain while our Engineering segment includes the Product Lifecycle, Security, and Environment information domains.

We continue in the process of consolidating back-office functions and moving additional functions to a shared-services model. Consequently, we are changing our internal structure causing the composition of our internal segments to change.  Additionally, as the information that our customers need to address their complex business issues continues to converge at the intersection of the information domains that we serve, we are evolving our management structure to a geographic focus, the point of contact with our customers.  As a result, our defined operating segments will change during the second quarter of 2008.

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

Business Combinations

In December 2007, we acquired McCloskey Group Limited (McCloskey), the leading provider of news, critical information and insight on the international coal markets located near London, England.  We acquired McCloskey for £13.9 million, or approximately $28.2 million using cash on hand.

On March 3, 2008, we acquired Prime Publications Limited (Prime), which owned a 50 percent interest in the Lloyd’s Register-Fairplay Limited joint venture, a leading source of global maritime information.  IHS acquired 100 percent of the stock of Prime for approximately £38.0 million, or approximately $75.5 million, which included $21.3 million in non-interest bearing seller notes and the remainder was paid in cash.

Also on March 3, 2008, we acquired Dolphin Software, Inc. (Dolphin) for approximately $23.5 million in cash. Dolphin is a leader in developing and using chemical data information and software used by companies to record and track chemicals stored and used in their facilities.

On March 13, 2008, we acquired Environmental Software Providers (ESP), a provider of enterprise information solutions used by companies to assist in managing their environmental sustainability programs for approximately $20.0 million in cash.

Segment Information

	Three Months Ended
	February 29, 2008	February 28, 2007
	(In thousands)
Energy revenue	$110,299	$86,746
Engineering revenue	88,478	65,875
Total revenue	$198,777	$152,621
Energy	$39,152	$27,045
Engineering	14,992	12,985
Shared services	(23,211)	(14,146)
Operating income	$30,933	$25,884

Three Months Ended February 29, 2008 Compared to the Three Months Ended February 28, 2007

Revenue.  Revenue was $198.8 million for the three months ended February 29, 2008, compared to $152.6 million for the three months ended February 28, 2007, an increase of $46.2 million or 30%. Revenue increased due to organic growth which contributed $14.0 million, acquisitions which contributed $28.4 million and foreign currency which added $3.8 million.

Revenue for our Energy segment was $110.3 million for the three months ended February 29, 2008, compared to $86.7 million for the three months ended February 28, 2007, an increase of $23.6 million or 27%. The increase was principally due to organic growth, which contributed $12.9 million.  Additionally, acquisitions added $8.3 million and favorable foreign currency movements grew revenue by $2.3 million. Organic growth during the first quarter of 2008 was primarily driven by price increases, growth in certain critical information subscription products and stronger results from CERAWeek.

Revenue for our Engineering segment was $88.5 million for the three months ended February 29, 2008, compared to $65.9 million for the three months ended February 28, 2007, an increase of $22.6 million or 34%. Growth attributed to acquisitions accounted for $20.1 million.  Organic growth contributed $1.1 million and foreign currency movements added $1.4 million.  Organic growth was driven by increased sales in our specifications-and-standards and parts-management offerings which was partially offset by the transition out of a non-strategic agency business where we were a sales agent for products outside of our traditional standards products.

Cost of Revenue.  Cost of revenue was $89.2 million for the three months ended February 29, 2008, compared to $65.7 million for the three months ended February 28, 2007, an increase of $23.5 million or 36%. As a percentage of revenue, cost of revenue increased to 44.9% from 43.1%.  Margins within our Energy segment remained flat as data related margin expansion was substantially offset by decreases in service margins.  The decrease in Energy service margins was principally due to the organizational re-alignment of certain resources that previously were part of Sales, General and Administrative functions.  Margins within our Engineering segment decreased principally due to the modification of certain agency relationships.  The transition of these relationships is substantially complete and therefore should not have a material impact on the comparability of the Engineering segment gross margins going forward.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (SG&A) were $71.9 million for the three months ended February 29, 2008, compared to $57.9 million for the three months ended February 28, 2007, an increase of $14.0 million or 24%.  SG&A growth attributed to acquisitions was $7.3 million.  Organic SG&A increased $5.9 million due principally to a $5.4 million increase in stock-based compensation expense.   Foreign-currency movements increased SG&A by $0.8 million. As a percentage of revenue and excluding stock-based compensation expense, SG&A was 29.9% for the three months ended February 29, 2008, down from 33.4% for the three months ended February 28, 2007.

Depreciation and Amortization Expenses.  Depreciation and amortization expenses were $8.8 million for the three months ended February 29, 2008, compared to $4.6 million for the three months ended February 28, 2007, an increase of $4.2 million or 93%. The increase was primarily due to amortization of intangible assets related to acquisitions.

Operating Income.  Operating income was $30.9 million for the three months ended February 29, 2008, compared to $25.9 million for the three months ended February 28, 2007, an increase of $5.0 million or 20%. As a percentage of revenue, operating income decreased to 15.6% for the three months ended February 29, 2008 from 17.0% for the three months ended February 28, 2007.

Operating income for our Energy segment was $39.2 million for the three months ended February 29, 2008, compared to $27.0 million for the three months ended February 28, 2007, an increase of $12.2 million or 45%. The increase was primarily attributable to increased revenue discussed above coupled with contained operating expenses.  As a percentage of revenue, operating income increased to 35.5% for the three months ended February 29, 2008 from 31.2% for the three months ended February 28, 2007.

 Operating income for our Engineering segment was $15.0 million for the three months ended February 29, 2008, compared to $13.0 million for the three months ended February 28, 2007, an increase of $2.0 million or 16%. Operating income increased due to higher sales in our specifications-and-standards business and improved results in our parts-management offerings.  As a percentage of revenue, operating income decreased to 16.9% for the three months ended February 29, 2008 from 19.7% for the three months ended February 28, 2007 which was primarily due to the modification of certain agency relationships as discussed above.

Operating loss for our shared services was $23.2 million for the three months ended February 29, 2008, compared to $14.1 million for the three months ended February 28, 2007, an increase of $9.1 million or 64%.  Increased stock-based compensation expense contributed $5.4 million. Annual merit salary increases, additional headcount and costs associated with our ongoing transformational initiatives also contributed to the increase.

Provision for Income Taxes.  Our effective tax rate for the three months ended February 29, 2008 was 33.1%, compared to 33.0% for the three months ended February 28, 2007.

Financial Condition

Accounts Receivable.  Accounts receivable  has increased by $17.5 million, or 9.9%, to $193.0 million compared to $175.5 million as of November 30, 2007.  The increase is attributable to both the organic and acquisition related growth.

Accrued Compensation.  Accrued compensation was $14.2 million as of February 29, 2008, compared to $37.0 million as of November 30, 2007, a decrease of $22.8 million or 61.7%. The decrease was primarily attributable to disbursement of annual incentive bonuses during the first quarter.

Deferred Revenue. Deferred revenue was $283.2 million as of February 29, 2008, compared to $239.4 million as of November 30, 2007, an increase of $43.8 million or 18.3%. The increase was primarily attributable to both the organic and acquisition related growth.

Liquidity and Capital Resources

As of February 29, 2008, we had cash and cash equivalents of $139.1 million, and virtually no debt. We have generated strong cash flows from operations over the last few years. As a result of these factors, as well as the availability of funds under our $385.0 million credit facility, we believe we will have sufficient cash to meet our working capital and capital expenditure needs.

Our future capital requirements will depend on many factors, including the timing and extent of spending to support product development efforts, future acquisitions, the expansion of sales and marketing activities, the timing of introductions of new products, changing technology, investments in our internal business applications and the continued market acceptance of our offerings. We could be required, or could elect, to seek additional funding through public or private equity or debt financing for any possible future acquisitions. Additional funds may not be available on terms acceptable to us or at all. We expect our capital expenditures, excluding potential acquisitions, to be less than $15 million for 2008.

Share Repurchase Program

During 2006, our board of directors approved a program to reduce the dilutive effects of employee equity grants, by allowing employees to surrender shares back to the company for a value equal to their statutory tax liability.  IHS then pays the statutory tax on behalf of the employee.  Later in 2006, our board of directors approved an additional program—a stock buyback program—whereby IHS acquires up to one million shares per year in the open market to more fully offset the dilutive effect of our employee equity programs. This program was renewed by the board of directors in late 2007 for fiscal year 2008.  During the first quarter of 2008, we repurchased 66,500 shares of our Class A common stock for approximately $3.9 million, or $58.41 per share, pursuant to the stock buyback program.  Additionally, we withheld 207,826 shares of stock in treasury to cover employees’ statutory tax liability as discussed above, for approximately $13.0 million, or $62.38 per share.  Since the inception of these programs, we have repurchased 756,462 shares of our Class A common stock for approximately $33.1 million, or $43.71 per share, pursuant to the stock buyback program and withheld for tax 590,639 shares for approximately $29.8 million, or $50.51 per share.

Cash Flows

Net cash provided by operating activities was $32.5 million for the three months ended February 29, 2008, compared to $23.1 million for the three months ended February 28, 2007, an increase of $9.4 million. The increase was principally due to our business growing profitably year over year, primarily due to increased pricing, an expanding subscription base, increased sales and the positive impact of our acquisitions. Our subscription-based business model typically generates a high rate of cash flow and is aided by the following:

•                  Relatively low levels of required capital expenditures;

•                  Positive working capital characteristics that do not generally require substantial working capital increases to support our growth;

•                  A cash-for-tax rate that continues to trend lower than our effective tax rate; and

•                  Our well-capitalized balance sheet.

The positive cash flow impact of our growing business in the first quarter of  2008 was partially offset by the annual bonus payments, which are substantially paid in the first quarter each year and were approximately $6.4 million higher in 2008 than in 2007.  In addition, the first quarter of 2008 had one additional US payroll cycle.

Net cash used in investing activities was approximately $23.3 million for the three months ended February 29, 2008, compared to $8.2 million for the three months ended February 28, 2007. The change is driven primarily by the McCloskey acquisition in December 2007.  In the first quarter of 2007, we disbursed $8.0 million for the purchase of the assets of an oil-and-gas-data company.

Net cash used in financing activities was $19.6 million for the three months ended February 29, 2008.  Net cash used in financing activities was $8.2 million during the three months ended February 28, 2007.  We repurchased a total of approximately 275,000 shares for approximately $16.9 million for the three months ended February 29, 2008 compared to approximately 200,000 shares for $7.8 million for the comparable period of 2007.

Credit Facility

On September 7, 2007, we entered into an amended and restated credit agreement (Revolver). The $385 million unsecured Revolver allows us, under certain conditions, to increase the facility to a maximum of $500 million. The agreement expires in September 2012.

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

As of February 29, 2008, we were in compliance with all of the covenants in the agreement and had no outstanding borrowings. However, we had letters of credit totaling approximately $1.0 million as of February 29, 2008.  On March 3, 2008, we borrowed $50.0 million under the Revolver at an annual rate of 3.6% to fund acquisitions which were closed during the first two weeks of our second fiscal quarter.  The use of the Revolver allows us to maintain cash levels to fund the ongoing operational needs of the business and has tax benefits as we did not have to repatriate cash from foreign locations to fund the acquisitions.

Off-Balance Sheet Transactions

We have no off-balance sheet transactions.

Critical Accounting Policies

Our management makes a number of significant estimates, assumptions and judgments in the preparation of our financial statements. See “Management’s Discussion and Analysis and Results of Operations—Critical Accounting Policies and Estimates” in our 2007 Form 10-K for a discussion of the estimates and judgments necessary in our accounting for revenue recognition, valuation of long-lived and intangible assets and goodwill, income taxes,  pension and post-retirement benefits, and stock-based compensation.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

For information regarding our exposure to certain market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2007 Form 10-K. There were no material changes to our market risk exposure during the first three months of 2008.

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

Item 1A.    Risk Factors

There have been no material changes to the risk factors associated with the business previously disclosed in Part I, Item 1A of our 2007 Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and (b) are inapplicable.

(c)	The following table provides a month-to-month summary of the share repurchase activity under the current stock repurchase program during the three months ended February 29, 2008:

Period	Total Number of Shares Purchased	Average Fair Market Value per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
December 1 — December 31, 2007	—	$—	—		310,038
January 1 — January 31, 2008	66,300	$58.41	66,300		243,738
February 1 — February 29, 2008	200	$60.02	200		243,538
Total	66,500	$58.41	66,500	(1)	243,538	(1)

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

*                 Filed electronically herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2008.

IHS INC.

By:	/s/ Heather Matzke-Hamlin
	Name:	Heather Matzke-Hamlin
	Title:	Senior Vice President and Chief Accounting Officer