Form 10-Q
period 2008-05-31
IHS Inc.
filed 2008-06-24
CIK 1316360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

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

As of May 31, 2008, there were 48,703,869 shares of our Class A Common Stock outstanding and 13,750,000 shares of our Class B Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IHS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	As of	As of
	May 31, 2008	November 30, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$105,371	$148,484
Short-term investments	—	10,518
Accounts receivable, net	169,801	175,542
Deferred subscription costs	42,830	35,910
Deferred income taxes	21,435	17,681
Other	17,683	14,112
Total current assets	357,120	402,247
Non-current assets:
Property and equipment, net	58,009	58,756
Equity investment in joint venture	73,002	—
Intangible assets, net	223,292	206,359
Goodwill, net	616,199	564,582
Prepaid pension asset	93,229	91,116
Other	835	747
Total non-current assets	1,064,566	921,560
Total assets	$1,421,686	$1,323,807
Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$28,485	$3,062
Accounts payable	26,092	37,550
Accrued compensation	19,104	37,014
Accrued royalties	20,599	22,684
Other accrued expenses	41,299	37,435
Income tax payable	7,902	15,255
Deferred subscription revenue	288,346	239,395
Total current liabilities	431,827	392,395
Long-term debt	—	37
Accrued pension liability	11,413	11,965
Accrued post-retirement benefits	8,717	10,203
Deferred income taxes	68,666	60,461
Other liabilities	7,380	7,619
Minority interests	252	219
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.01 par value per share, 80,000,000 shares authorized, 50,081,110 and 49,831,293 shares issued, 48,703,869 and 48,758,518 shares outstanding at May 31, 2008 and November 30, 2007, respectively	500	498
Class B common stock, $0.01 par value per share, 13,750,000 shares authorized, issued and outstanding at May 31, 2008 and November 30, 2007	138	138
Additional paid in capital	411,908	381,124
Treasury stock, at cost: 1,377,231 and 1,072,775 shares at May 31, 2008 and November 30, 2007, respectively	(64,709)	(46,045)
Retained earnings	529,915	483,804
Accumulated other comprehensive income	15,679	21,389
Total stockholders’ equity	893,431	840,908
Total liabilities and stockholders’ equity	$1,421,686	$1,323,807

See accompanying notes.

IHS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per-share amounts)

	Three Months Ended May 31,		Six Months Ended May 31,
	2008	2007	2008	2007
	(Unaudited)
Revenue:
Products	$171,522	$129,136	$331,211	$252,115
Services	35,671	25,764	74,759	55,406
Total revenue	207,193	154,900	405,970	307,521
Operating expenses:
Cost of revenue:
Products	71,481	50,274	134,575	99,007
Services	21,699	17,479	47,765	34,484
Total cost of revenue (includes stock-based compensation expense of $376, $105, $687 and $456 for the three and six months ended May 31, 2008 and 2007, respectively)	93,180	67,753	182,340	133,491
Selling, general and administrative (includes stock-based compensation expense of $10,001; $5,940; $22,391 and $12,925 for the three and six months ended May 31, 2008 and 2007, respectively)	72,923	56,607	144,809	114,498
Depreciation and amortization	9,683	4,921	18,506	9,501
Restructuring and other charges	—	9	—	—
Gain on sales of assets, net	—	(5)	(119)	(756)
Net periodic pension and post-retirement benefits	(1,086)	(354)	(2,179)	(622)
Other expense (income), net	(323)	84	(1,136)	(360)
Total operating expenses	174,377	129,015	342,221	255,752
Operating income	32,816	25,885	63,749	51,769
Interest income	697	1,694	1,914	3,348
Interest expense	(843)	(76)	(979)	(209)
Non-operating (loss) income, net	(146)	1,618	935	3,139
Income from continuing operations before income taxes and minority interests	32,670	27,503	64,684	54,908
Provision for income taxes	(10,425)	(8,909)	(21,024)	(17,952)
Income from continuing operations before equity investments and minority interests	22,245	18,594	43,660	36,956
Income from equity investment	1,044	—	1,044	—
Minority interests	(31)	(12)	(15)	3
Net income	$23,258	$18,582	$44,689	$36,959
Net income per share:
Basic (Class A and Class B common stock)	$0.37	$0.32	$0.72	$0.64
Diluted (Class A and Class B common stock)	$0.37	$0.32	$0.71	$0.63
Weighted average shares:
Basic (Class A common stock)	48,471	43,626	48,347	43,733
Basic (Class B common stock)	13,750	13,750	13,750	13,750
Diluted (Class A common stock)	63,086	58,281	63,045	58,328
Diluted (Class B common stock)	13,750	13,750	13,750	13,750

See accompanying notes.

IHS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended May 31,
	2008	2007
	(Unaudited)
Operating activities
Net income	$44,689	$36,959
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	18,506	9,501
Stock-based compensation expense	23,078	13,381
Gain on sales of assets, net	(119)	(756)
Distributions from equity-method investment	378	—
Non-cash net periodic pension and post-retirement benefits	(3,122)	(1,997)
Undistributed earnings of unconsolidated subsidiaries, net	(1,233)	140
Minority interests	15	(234)
Deferred income taxes	2,075	(1,015)
Change in assets and liabilities:
Accounts receivable, net	5,800	24,825
Other current assets	(10,078)	(5,565)
Accounts payable	(9,956)	(25,388)
Accrued expenses	(17,304)	(15,492)
Income taxes	(1,867)	5,311
Deferred subscription revenue	44,568	26,092
Other liabilities	(457)	—
Net cash provided by operating activities	94,973	65,762
Investing activities
Capital expenditures on property and equipment	(5,351)	(3,645)
Change in other assets	(2,654)	(3,496)
Sales and maturities of investments	10,500	2,008
Acquisitions of businesses, net of cash acquired	(130,878)	(14,607)
Proceeds from sales of assets	140	2,461
Net cash used in investing activities	(128,243)	(17,279)
Financing activities
Proceeds from borrowings	50,000	—
Repayment of borrowings	(43,095)	(500)
Excess tax benefit from equity compensation plans	454	121
Repurchases of common stock	(18,664)	(15,663)
Net cash used in financing activities	(11,305)	(16,042)
Foreign exchange impact on cash balance	1,462	(189)
Net (decrease) increase in cash and cash equivalents	(43,113)	32,252
Cash and cash equivalents at the beginning of the period	148,484	180,034
Cash and cash equivalents at the end of the period	$105,371	$212,286

See accompanying notes.

IHS INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Shares of Class A Common Stock	Class A Common Stock	Shares of Class B Common Stock	Class B Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(Unaudited)
Balance at November 30, 2007	48,759	$498	13,750	$138	$381,124	$(46,045)	$483,804	$21,389	$840,908
Stock-based award activity	39	2	—	—	22,523	(13,118)	—	—	9,407
Excess tax benefit on vested shares	—	—	—	—	8,261	—	—	—	8,261
Repurchases of common stock	(94)	—	—	—	—	(5,546)	—	—	(5,546)
Net income	—	—	—	—	—	—	44,689	—	44,689
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	—	(5,710)	(5,710)
Comprehensive income, net of tax	—	—	—	—	—	—	—	—	38,979
Adoption of FIN 48	—	—	—	—	—	—	1,422	—	1,422
Balance at May 31, 2008	48,704	$500	13,750	$138	$411,908	$(64,709)	$529,915	$15,679	$893,431

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

We serve some of the world’s largest corporations across multiple industries, as well as governments and other organizations, in more than 100 countries. We generate approximately half of our total revenue from outside the United States. Our primary operations outside the United States are in the United Kingdom, Canada and Switzerland. Our operating profit outside the United States has historically exceeded our domestic operating profit. We manage our business through our Energy and Engineering operating segments.

We have targeted four specific information “domains”—Energy, Product Lifecycle, Security, and Environment. Since these four information domains represent areas where our customers have needs for critical information and insight, we use these domains to set priorities and design our business objectives. As we continue to deliver Critical Information and Insight in those four information domains, we prepare and analyze our financial reports to include our two reportable segments. As the information that our customers need to address their complex business issues continues to converge at the intersection of the information domains that we serve, we are evolving our management structure to a geographic focus, the point of contact with our customers. As a result of this transformation, our defined operating segments will change to regional segments during the third quarter of 2008.

Consolidation Policy

The consolidated financial statements include the accounts of all wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.  Investments in unconsolidated affiliated companies are accounted for under the equity method and are included in “Equity Investment in Joint Venture” in the accompanying Consolidated Balance Sheets. Our proportionate share of income from the unconsolidated affiliates is included in “Income from Equity Investment” in the accompanying Consolidated Statements of Operations.  We generally utilize the equity method of accounting when we have a non-controlling ownership interest of between 20% and 50% in an entity, provided we are able to exercise significant influence over the investee’s operations.

Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The accompanying condensed consolidated financial statements include our accounts and the accounts of our majority-owned domestic and foreign subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended November 30, 2007.  The results of operations for the three and six months ended May 31, 2008, are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

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

Our effective tax rate for the second quarter of 2008 was 31.9% compared to 32.4% for the prior year period.  Our effective tax rate for the first half of 2008 was 32.5% compared to 32.7% for the prior year period.  The 2008 rate reflects the impact from net reductions in unrecognized tax benefits principally from the successful completion of a recent Canadian tax audit, as well as net benefits from changes to certain estimates.

On December 1, 2007 we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 (FIN 48).  Upon adoption, we recognized a $1.4 million decrease in liabilities on uncertain tax positions, resulting in a balance of $1.7 million in unrecognized tax benefits as of December 1, 2007.   Since December 1, 2007, unrecognized tax benefits decreased by $0.2 million.   This reduction represents the net of decreases from the recognition of tax benefits due to the closure of a Canadian tax audit and from the filing of certain non-U.S. amended tax returns, and increases due to additional unrecognized tax benefits and accrued interest during the six months ended May 31, 2008.  As of May 31, 2008, the total amount of unrecognized tax benefits was $1.5 million.  If recognized, essentially all of the unrecognized tax benefits would affect our effective tax rate.

We recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes.   For the six months ended May 31, 2008, we recognized $0.1 million of net benefit from interest on unrecognized tax benefits.

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). Among other requirements, SFAS No. 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. Subsequently, the FASB deferred the application of this pronouncement for non-financial assets and liabilities to fiscal years beginning after November 15, 2008.  SFAS No. 157 is effective for financial assets and liabilities beginning the first fiscal year that begins after November 15, 2007. We adopted SFAS No. 157 for financial assets and liabilities on December 1, 2007, with no material impact to our consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and how derivatives impact financial statements.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  Thus, we are required to adopt this standard on December 1, 2008, the first day of our 2009 fiscal year.  We are currently evaluating the impact of adopting SFAS No. 161 on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of General Accepted Accounting Principles.  This statement documents the hierarchy of the various sources of accounting principles and the framework for selecting the principles used in preparing financial statements.  This statement shall be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  SFAS No. 162 will not have a material impact to our consolidated financial statements.

2.              Business Combinations

In December 2007, we acquired McCloskey Group Limited (McCloskey), the leading provider of news, critical information and insight on the international coal markets located near London, England.  We acquired McCloskey for £13.9 million, or approximately $28.2 million using cash on hand.

On March 3, 2008, we acquired Prime Publications Limited (Prime), which owns a 50% interest in the Lloyd’s Register-Fairplay Limited (LRF) joint venture, a leading source of global maritime information.  LRF is the pre-eminent brand name in the maritime information industry and the only organization that provides comprehensive details of the current world merchant fleet (tankers, cargo, carrier and passenger ships) and a complete range of products and services to assist the world’s maritime community.  The investment in LRF was the primary asset of Prime.  Lloyd’s Register of London, England is the joint venture partner owning the other 50%.  IHS accounts for the joint venture under the equity method of accounting.  IHS acquired 100 percent of the stock of Prime for approximately £38.0 million, or approximately $74.6 million, which included £10.7 million, or approximately $21.2 million in non-interest bearing seller notes valued at $18.5 million and the remainder was paid in cash.

Also on March 3, 2008, we acquired Dolphin Software, Inc. (Dolphin) for approximately $23.7 million in cash. Dolphin is a leader in developing and using chemical data information and software used by companies to record and track chemicals stored and used in their facilities.

On March 13, 2008, we acquired Environmental Software Providers (ESP), a provider of enterprise information solutions used by companies to assist in managing their environmental sustainability programs for approximately $18.7 million in cash.

On March 14, 2008, we acquired JFA International (JFA), a London, England based provider of strategic analysis to the energy industry’s exploration and production sectors.  JFA was acquired for £2.0 million, or approximately $3.9 million.

Cash used for the March 2008 acquisitions came from cash on hand and a draw down of $50.0 million on our $385 million revolving credit agreement.

These acquisitions were accounted for using the purchase method of accounting. Our consolidated financial statements include all the assets and liabilities acquired and the results of operations from the respective date of acquisition. Pro forma results of the acquired businesses have not been presented as they did not have a material impact on our results of operations.

The purchase prices for these 2008 acquisitions, excluding acquired cash and including acquisition-related costs and notes payable, were initially allocated as follows (in thousands):

	Prime	McCloskey	All others	Total
Assets:
Current assets	$110	$774	$2,944	$3,828
Property and equipment	6	114	741	861
Intangible assets	3,572	8,180	16,755	28,507
Goodwill	687	24,136	34,136	58,959
Equity investment in joint venture	72,271	—	—	72,271
Other long-term assets	—	—	52	52
Total assets	76,646	33,204	54,628	164,478
Liabilities:
Current liabilities	1,079	2,700	4,655	8,434
Deferred taxes	1,000	2,298	3,620	6,918
Other long-term liabilities	—	—	20	20
Total liabilities	2,079	4,998	8,295	15,372
Purchase price	$74,567	$28,206	$46,333	$149,106

3.              Commitments and Contingencies

We are a party to various legal proceedings that arise in the ordinary course of business.  In the opinion of management, none of these actions, either individually or in the aggregate, is expected to have a material adverse affect on our financial condition, liquidity or results of operations.

4.              Other Comprehensive Income

Our comprehensive income for the three and six months ended May 31, 2008 and 2007 was as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2008	2007	2008	2007
	(In thousands)
Net income	$23,258	$18,582	$44,689	$36,959
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,571)	6,346	(5,710)	3,779
Total other comprehensive income, net of tax	$21,687	$24,928	$38,979	$40,738

5.              Stock-Based Compensation

On May 31, 2008, we had one share based compensation plan: the Amended and Restated IHS Inc. 2004 Long-Term Incentive Plan (LTIP). The LTIP provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares, cash-based awards, other stock based awards and covered employee annual incentive awards. The 2004 Directors Stock Plan, a sub-plan under the LTIP, provides for the grant of restricted stock and restricted stock units to non-employee directors as defined in that plan. We believe that such awards better align the interests of our employees and non-employee directors with those of our shareholders.

We have authorized a maximum of 11,250,000 shares, less the number of shares relating to any award granted and outstanding.

Stock-based compensation expense that has been charged against income for the plan was as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2008	2007	2008	2007
	(In thousands)
Cost of revenue	$376	$105	$687	$456
Selling, general and administrative	10,001	5,940	22,391	12,925
Stock-based compensation expense	$10,377	$6,045	$23,078	$13,381

Total income tax benefit recognized in the income statement for share-based compensation arrangements for the three and six months ended May 31 was as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2008	2007	2008	2007
	(In thousands)
Income tax benefit	$3,840	$2,237	$8,539	$4,951

No compensation cost was capitalized during the six months ended May 31, 2008 and 2007.

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

Total compensation expense related to nonvested awards, both share awards and stock options, not yet recognized was $76.9 million as of May 31, 2008, with a weighted-average recognition period of approximately 2 years.

A summary of the status of our nonvested shares as of May 31, 2008, and changes during the six months ended May 31, 2008, was as follows:

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands)
Balances, November 30, 2007	2,429	$32.16
Granted	785	$62.03
Vested	(593)	$25.66
Forfeited	(72)	$44.83
Balances, May 31, 2008	2,549	$42.53

The total fair value of nonvested stock that vested during the three and six months ended May 31, 2008, was $0.6 million and $37.7 million, respectively based on the fair value on the vesting date and $0.3 million and $15.2 million, respectively based on the fair value on the date of grant.

Stock Options.  Option awards are granted with an exercise price equal to the fair market value of our stock at the date of grant. Options outstanding as of May 31, 2008, vest in various ways over a period of 3-to-4 years of continuous service and have 8-year contractual terms. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the plans).

The following table summarizes changes in outstanding stock options during the six months ended May 31, 2008, as well as options that are vested and expected to vest and stock options exercisable at May 31, 2008:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at November 30, 2007	287	$35.31	2.0	$10,009
Granted	—
Exercised	(9)	37.65
Forfeited	—
Outstanding at May 31, 2008	278	$35.21	1.5	$6,777
Vested and expected to vest at May 31, 2008	278	$35.21	1.5	$6,777
Exercisable at May 31, 2008	54	$37.65	—	$1,181

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of our common stock on May 31, 2008, which was $59.56, and the exercise price, multiplied by the number of in-the-money stock options as of the same date. This represents the amount that would have been received by the stock option holders if they had all exercised their stock options on May 31, 2008. In future periods, this amount will change depending on fluctuations in our stock price. The total intrinsic value of stock options exercised during the three and six months ended May 31, 2008 was $0.2 million and $0.3 million, respectively.

6.              Debt

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

As of May 31, 2008, we were in compliance with all of the covenants in the agreement.  We had letters of credit totaling approximately $1.0 million as of May 31, 2008.  On March 3, 2008, we borrowed $50.0 million under the Revolver at an annual rate of 3.6% to fund acquisitions, of which $10.0 million was outstanding as of May 31, 2008.  The use of the Revolver allows us to maintain cash levels to fund the ongoing operational needs of the business and has tax benefits as we may not have to repatriate cash from foreign locations to fund the acquisitions.

As of May 31, 2008, we also had $21.2 million of non-interest bearing notes that were issued to the sellers of Prime.  After discounting these notes assuming an annual interest rate at 5.69%, the recorded balance at May 31, 2008 is $18.5 million.  These notes are due upon demand and are therefore recorded in “Short-term Debt” in the accompanying Consolidated Balance Sheets.

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

Our net periodic pension (income) expense was comprised of the following:

	Three Months Ended May 31, 2008				Three Months Ended May 31, 2007
	U.S. RIP	U.K. RIP	SIP	Total	U.S. RIP	U.K. RIP	SIP	Total
	(In thousands)
Service costs incurred	$1,572	$238	$72	$1,882	$1,569	$288	$48	$1,905
Interest costs on projected benefit obligation	2,999	539	114	3,652	2,720	499	82	3,301
Expected return on plan assets	(5,361)	(562)	—	(5,923)	(5,078)	(451)	—	(5,529)
Amortization of prior service cost	(118)	—	11	(107)	(119)	—	—	(119)
Amortization of actuarial loss	—	—	47	47	375	302	30	707
Amortization of transitional obligation/(asset)	(142)	—	10	(132)	(142)	—	10	(132)
Net periodic pension benefit (income) expense	$(1,050)	$215	$254	$(581)	$(675)	$638	$170	$133

	Six Months Ended May 31, 2008				Six Months Ended May 31, 2007
	U.S. RIP	U.K. RIP	SIP	Total	U.S. RIP	U.K. RIP	SIP	Total
	(In thousands)
Service costs incurred	$3,144	$476	$144	$3,764	$3,138	$574	$96	$3,808
Interest costs on projected benefit obligation	5,998	1,078	228	7,304	5,440	1,039	186	6,665
Expected return on plan assets	(10,729)	(1,124)	—	(11,853)	(10,156)	(898)	—	(11,054)
Amortization of prior service cost	(236)	—	22	(214)	(237)	—	22	(215)
Amortization of actuarial loss	—	—	94	94	750	602	60	1,412
Amortization of transitional obligation/(asset)	(284)	—	20	(264)	(284)	—	20	(264)
Net periodic pension benefit (income) expense	$(2,107)	$430	$508	$(1,169)	$(1,349)	$1,317	$384	$352

Our net periodic post-retirement income was comprised of the following for the three and six months ended May 31:

	Three Months Ended May 31,		Six Months Ended May 31,
	2008	2007	2008	2007
	(In thousands)
Service costs incurred	$25	$34	$50	$68
Interest costs	158	148	316	296
Amortization of prior service amounts	(806)	(807)	(1,612)	(1,614)
Amortization of net actuarial loss	118	138	236	276
Net periodic post-retirement benefit income	$(505)	$(487)	$(1,010)	$(974)

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

We use the two-class method for computing basic and diluted EPS amounts. We calculated undistributed earnings as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2008	2007	2008	2007
	(In thousands)
Net income	$23,258	$18,582	$44,689	$36,959
Less: dividends	—	—	—	—
Undistributed earnings	$23,258	$18,582	$44,689	$36,959

Weighted average common shares outstanding are calculated as follows:

	Three Months Ended May 31,
	2008		2007
	Class A	Class B	Class A	Class B
	(In thousands)
Weighted average common shares outstanding:
Shares used in basic per-share calculation	48,471	13,750	43,626	13,750
Effect of dilutive securities:
Deferred stock units	42	—	18	—
Restricted shares	752	—	876	—
Options	71	—	11	—
Assumed conversion of Class B shares	13,750	—	13,750	—
Shares used in diluted per-share calculation	63,086	13,750	58,281	13,750

	Six Months Ended May 31,
	2008		2007
	Class A	Class B	Class A	Class B
	(In thousands)
Weighted average common shares outstanding:
Shares used in basic per-share calculation	48,347	13,750	43,733	13,750
Effect of dilutive securities:
Deferred stock units	40	—	18	—
Restricted shares	839	—	826	—
Options	69	—	1	—
Assumed conversion of Class B shares	13,750	—	13,750	—
Shares used in diluted per-share calculation	63,045	13,750	58,328	13,750

Undistributed earnings and calculated basic and diluted EPS amounts are calculated as follows:

	Three Months Ended May 31,
	2008		2007
	Class A	Class B	Class A	Class B
	(In thousands)
Basic
Weighted average shares outstanding	48,471	13,750	43,626	13,750
Divided by: Total weighted average shares outstanding (Class A and Class B)	62,221	62,221	57,376	57,376
Multiplied by: Undistributed earnings	$23,258	$23,258	$18,582	$18,582
Subtotal	$18,118	$5,140	$14,129	$4,453
Divided by: Weighted average shares outstanding	48,471	13,750	43,626	13,750
Earnings per share	$0.37	$0.37	$0.32	$0.32

Diluted
Weighted average shares outstanding	63,086	13,750	58,281	13,750
Divided by: Total weighted average shares outstanding (Class A and Class B)	63,086	63,086	58,281	58,281
Multiplied by: Undistributed earnings	$23,258	$23,258	$18,582	$18,582
Subtotal	$23,258	$5,069	$18,582	$4,384
Divided by: Weighted average shares outstanding	63,086	13,750	58,281	13,750
Earnings per share	$0.37	$0.37	$0.32	$0.32

	Six Months Ended May 31,
	2008		2007
	Class A	Class B	Class A	Class B
	(In thousands)
Basic
Weighted average shares outstanding	48,347	13,750	43,733	13,750
Divided by: Total weighted average shares outstanding (Class A and Class B)	62,097	62,097	57,483	57,483
Multiplied by: Undistributed earnings	$44,689	$44,689	$36,959	$36,959
Subtotal	$34,794	$9,895	$28,118	$8,841
Divided by: Weighted average shares outstanding	48,347	13,750	43,733	13,750
Earnings per share	$0.72	$0.72	$0.64	$0.64

Diluted
Weighted average shares outstanding	63,045	13,750	58,328	13,750
Divided by: Total weighted average shares outstanding (Class A and Class B)	63,045	63,045	58,328	58,328
Multiplied by: Undistributed earnings	$44,689	$44,689	$36,959	$36,959
Subtotal	$44,689	$9,747	$36,959	$8,712
Divided by: Weighted average shares outstanding	63,045	13,750	58,328	13,750
Earnings per share	$0.71	$0.71	$0.63	$0.63

Share Repurchase Program

During 2006, our board of directors approved a program to reduce the dilutive effects of employee equity grants, by allowing employees to surrender shares back to the company for a value equal to their statutory tax liability.  IHS then pays the statutory tax on behalf of the employee.  Later in 2006, our board of directors approved an additional program—a stock buyback program—whereby IHS may acquire up to one million shares per year in the open market to more fully offset the dilutive effect of our employee equity programs. This program was renewed by the board of directors in late 2007 for fiscal year 2008.  During the three months ended May 31, 2008, we repurchased 27,700 shares of our Class A common stock for approximately $1.7 million, or $60.00 per share, pursuant to the stock buyback program and 2,430 shares for approximately $0.2 million, or $63.09 per share, related to shares withheld for taxes.  During the six months ended May 31, 2008, we repurchased 94,200 shares of our Class A common stock for approximately $5.5 million, or $58.88 per share, pursuant to the stock buyback program and 210,256 shares for approximately $13.1 million, or $62.39 per share, related to shares withheld for taxes.  Since the inception of these programs, we have repurchased 784,162 shares of our Class A common stock for approximately $34.7 million, or $44.29 per share, pursuant to the stock buyback program and 593,069 shares for approximately $30.0 million, or $50.56 per share, related to shares withheld for taxes.

9.              Goodwill and Intangible Assets

The following table presents details of our intangible assets, other than goodwill, as of May 31, 2008:

	Useful Life	Gross	Accumulated Amortization	Net
	(Years)		(In thousands)
Intangible assets subject to amortization:
Information databases	5-15	$152,456	$(23,264)	$129,192
Customer relationships	2-15	49,379	(10,370)	39,009
Non-compete agreements	5	5,935	(3,523)	2,412
Developed computer software	5	15,556	(3,436)	12,120
Other	3-11	6,064	(1,590)	4,474
Total		229,390	(42,183)	187,207
Intangible assets not subject to amortization:
Trademarks		34,602	—	34,602
Perpetual licenses		1,483	—	1,483
Total		36,085	—	36,085
Total intangible assets		$265,475	$(42,183)	$223,292

The following table presents details of our intangible assets, other than goodwill, as of November 30, 2007:

	Useful Life	Gross	Accumulated Amortization	Net
	(Years)		(In thousands)
Intangible assets subject to amortization:
Information databases	5-15	$137,317	$(14,926)	$122,391
Customer relationships	2-15	45,650	(7,981)	37,669
Non-compete agreements	5	5,514	(2,889)	2,625
Developed computer software	5	15,036	(2,527)	12,509
Other	3-11	1,009	(984)	25
Total		204,526	(29,307)	175,219
Intangible assets not subject to amortization:
Trademarks		29,602	—	29,602
Perpetual licenses		1,538	—	1,538
Total		31,140	—	31,140
Total intangible assets		$235,666	$(29,307)	$206,359

The estimated amortization expense of intangible assets for business combinations completed as of May 31, 2008 for each of the next five years is as follows:

Year	Amount
(In thousands)
Remainder 2008	$12,208
2009	21,815
2010	19,490
2011	18,336
2012	16,947

Amortization expense of intangible assets was $6.3 million and $3.2 million for the three months ended May 31, 2008 and May 31, 2007, respectively.  Amortization expense of intangible assets was $12.0 million and $5.9 million for the six months ended May 31, 2008 and May 31, 2007, respectively.

Changes in our goodwill from November 30, 2007 to May 31, 2008 were primarily the result of the Prime, McCloskey, ESP, Dolphin and JFA acquisitions (see Note 2) and foreign-currency exchange-rate fluctuations.

10.       Segment Information

We have two reportable segments: Energy and Engineering. Our Energy segment serves the Energy information domain where it develops and delivers critical oil and gas industry data on exploration, development, production, and transportation activities to major global energy producers and national and independent oil companies. Our Energy segment also provides operational, research, and strategic advisory services to these customers, as well as to utilities and transportation, petrochemical, coal, and power companies. Our Engineering segment is focused primarily on the Product Lifecycle, Security, and Environment information domains where it provides solutions incorporating technical specifications and standards, regulations, parts data, design guides, security, environmental, and other information to customers in its targeted industries. Both segments primarily derive their revenue from subscriptions. As the information that our customers need to address their complex business issues continues to converge at the intersection of the information domains that we serve, we are evolving our management structure to a geographic focus, the point of contact with our customers.  As a result, our defined operating segments will change to a geographic structure during the third quarter of 2008.

Information as to the operations of our two segments is set forth below based on the nature of the offerings. Our Chairman and Chief Executive Officer represents our chief operating decision maker, and he evaluates segment performance based primarily on revenue and operating profit. The accounting policies of our segments are the same as those described in the summary of significant accounting policies (see Note 2 to our consolidated financial statements included in our 2007 Form 10-K). As our management structure changes to a geographic focus in the third quarter of 2008, we are modifying our internal reporting to a geographic focus and our chief operating decision maker will use this information to evaluate performance.

No single customer accounted for 10% or more of our total revenue for the three or six months ended May 31, 2008. There are no material inter-segment revenues for any period presented.

As shown below, certain corporate transactions are not allocated to the reportable segments. Amounts not allocated include, but are not limited to, such items as, stock-based compensation expense, net periodic pension and post-retirement benefits income, corporate-level impairments, and gain (loss) on sales of corporate assets.

	Energy	Engineering	Shared Services	Consolidated Total
	(In thousands)
Three Months Ended May 31, 2008
Revenue	$109,648	$97,545	$—	$207,193
Segment operating income	38,753	17,209	(23,146)	32,816
Depreciation and amortization	4,313	4,541	829	9,683
Three Months Ended May 31, 2007
Revenue	$88,828	$66,072	$—	$154,900
Segment operating income	28,873	11,825	(14,813)	25,885
Depreciation and amortization	2,917	1,407	597	4,921

	Energy	Engineering	Shared Services	Consolidated Total
	(In thousands)
Six Months Ended May 31, 2008
Revenue	$219,947	$186,023	$—	$405,970
Segment operating income	77,905	32,201	(46,357)	63,749
Depreciation and amortization	8,371	8,667	1,468	18,506
Six Months Ended May 31, 2007
Revenue	$175,574	$131,947	$—	$307,521
Segment operating income	55,918	24,810	(28,959)	51,769
Depreciation and amortization	5,595	2,812	1,094	9,501

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

We serve some of the world’s largest corporations across multiple industries, as well as governments and other organizations, in more than 100 countries. We generate approximately half of our total revenue from outside the United States. Our primary operations outside the United States are in the United Kingdom, Canada and Switzerland. Our operating profit outside the United States has historically exceeded our domestic operating profit. We manage our business through our Energy and Engineering operating segments.

We have targeted four specific information “domains”—Energy, Product Lifecycle, Security, and Environment. Since these four information domains represent areas where our customers have needs for critical information and insight, we use these domains to set priorities and design our business strategies. As we continue to deliver Critical

Information and Insight in those four information domains, we prepare and analyze our financial reports to include our two reportable segments.  As the information that our customers need to address their complex business issues continues to converge at the intersection of the information domains that we serve, we are evolving our management structure to a geographic focus, the point of contact with our customers.  As a result of this transformation, our defined operating segments will change to geographic segments during the third quarter of 2008.

Inherent in all of our strategies is a firm commitment to put our customers first in everything that we do. We believe that maintaining a disciplined “outside-in” approach will allow us to better serve our customers and our shareholders.  Our primary strategy is to achieve and strengthen a leading position in—and at the intersection of—our targeted information domains. We also intend to continue driving margin and quality improvement through operational transformation. And finally, we intend to enhance the effectiveness of our other strategies with a continued emphasis on acquisitions.

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

Our current initiatives are designed to focus on three key areas: our customers, financial model and operational improvements.  One of the key initiatives is our data accumulation process improvement initiative which includes combining our data accumulation operations into a shared service to enhance our ability to work across all geographies.  In addition, we have partnered with a third party to focus on quality and process improvement within our data accumulation function.   As a result of this initiative, it is expected that some existing roles will be eliminated.  At this time, we are still evaluating work functions and implications to individual roles and colleagues so we do not yet know how many positions will be affected. It is important to note that any individual whose job is affected by the changes, and who is not offered another position within IHS, they will be offered a severance package along with outplacement assistance.

Segment Information

	Three Months Ended May 31,		Six Months Ended May 31,
	2008	2007	2008	2007
	(In thousands)
Energy revenue	$109,648	$88,828	$219,947	$175,574
Engineering revenue	97,545	66,072	186,023	131,947
Total consolidated revenue	$207,193	$154,900	$405,970	$307,521
Energy operating income	$38,753	$28,873	$77,905	$55,918
Engineering operating income	17,209	11,825	32,201	24,810
Shared services expenses	(23,146)	(14,813)	(46,357)	(28,959)
Consolidated operating income	$32,816	$25,885	$63,749	$51,769

Three Months Ended May 31, 2008 Compared to the Three Months Ended May 31, 2007

Revenue.  Revenue was $207.2 million for the three months ended May 31, 2008, compared to $154.9 million for the three months ended May 31, 2007, an increase of $52.3 million or 34%. The increase in revenue was driven in part by acquisitions which contributed $36.0 million and organic growth which contributed $13.3 million.  The impact of foreign currency added $3.0 million.

Revenue for our Energy segment was $109.6 million for the three months ended May 31, 2008, compared to $88.8 million for the three months ended May 31, 2007, an increase of $20.8 million or 23%. The increase in revenue was driven in part by acquisitions which contributed $10.6 million and organic growth which contributed $8.5 million. Favorable foreign currency rates added

$1.8 million. Organic growth during the second quarter of 2008 was driven by price increases and growth in certain critical information subscription products.

Revenue for our Engineering segment was $97.5 million for the three months ended May 31, 2008, compared to $66.1 million for the three months ended May 31, 2007, an increase of $31.4 million or 48%. The increase in revenue was driven in part by acquisitions which contributed $25.4 million and in part by organic growth which contributed $4.8 million. Favorable foreign currency rates added $1.3 million.  Organic growth was driven primarily by increased sales in our specifications-and-standards offerings in 2008.

Cost of Revenue.  Cost of revenue was $93.2 million for the three months ended May 31, 2008, compared to $67.8 million for the three months ended May 31, 2007, an increase of $25.4 million or 38%. As a percentage of revenue, cost of revenue increased to 45.0% from 43.7%. Margins as a percentage of revenue within our Energy segment remained relatively flat with increases in our critical information margin being offset by lower consulting related margins and the near-term impact of recent acquisitions.  Margins as a percentage of revenue within our Engineering segment decreased slightly, principally due to a shift in product mix.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (SG&A) were $72.9 million for the three months ended May 31, 2008, compared to $56.6 million for the three months ended May 31, 2007, an increase of $16.3 million or 29%. Stock-based compensation expense included in SG&A increased $4.1 million. As a percentage of revenue and excluding stock-based compensation expense, SG&A was 30.4% for the three months ended May 31, 2008, down from 32.7% for the three months ended May 31, 2007.  Organic SG&A increased by $2.3 million as we incurred costs related to our quote-to-cash system implementation and we have been able to maintain lower organic SG&A growth elsewhere by leveraging the cost base in back-office functions.  Acquisitions contributed $9.4 million of the increase. Foreign-currency movements also increased SG&A by $0.6 million.

Depreciation and Amortization Expenses.  Depreciation and amortization expenses were $9.7 million for the three months ended May 31, 2008, compared to $4.9 million for the three months ended May 31, 2007, an increase of $4.8 million or 97%. The increase was primarily due to acquisitions.

Operating Income.  Operating income was $32.8 million for the three months ended May 31, 2008, compared to $25.9 million for the three months ended May 31, 2007, an increase of $6.9 million or 27%. As a percentage of revenue, operating income decreased to 15.8% for the three months ended May 31, 2008 from 16.7% for the three months ended May 31, 2007.

Operating income for our Energy segment was $38.8 million for the three months ended May 31, 2008, compared to $28.9 million for the three months ended May 31, 2007, an increase of $9.9 million or 34%. The increase was principally due to the additional revenue discussed above coupled with our ability to leverage a relatively fixed-cost structure.  As a percentage of revenue, Energy operating income increased to 35.3% for the three months ended May 31, 2008 from 32.5% for the three months ended May 31, 2007.

Operating income for our Engineering segment was $17.2 million for the three months ended May 31, 2008, compared to $11.8 million for the three months ended May 31, 2007, an increase of $5.4 million or 46%. Operating income increased due to increased sales in our subscriptions-based businesses along with cost containment in the second quarter of 2008.

Operating expenses for our shared services were $23.1 million for the three months ended May 31, 2008, compared to $14.8 million for the three months ended May 31, 2007, an increase of $8.3 million or 56%.  The increase in costs are principally due to higher stock-based compensation as well as our quote-to-cash system implementation and our ongoing transformational initiatives.

Provision for Income Taxes.  Our effective tax rate for the three months ended May 31, 2008 was 31.9%, compared to 32.4% for the three months ended May 31, 2007. The 2008 rate reflects the impact from net reductions in unrecognized tax benefits principally from the successful completion of a recent Canadian tax audit, as well as net benefits from changes to certain estimates.

Six Months Ended May 31, 2008 Compared to the Six Months Ended May 31, 2007

Revenue.  Revenue was $406.0 million for the six months ended May 31, 2008, compared to $307.5 million for the six months ended May 31, 2007, an increase of $98.5 million or 32%. This increase was driven in part by acquisitions which contributed $64.4 million and organic growth which contributed $27.3 million.  The impact of foreign currency added $6.8 million.

Revenue for our Energy segment was $219.9 million for the six months ended May 31, 2008, compared to $175.6 million for the six months ended May 31, 2007, an increase of $44.4 million or 25%.  This increase was driven in part by organic revenue growth of $21.4 million and acquisitions which contributed $18.9 million. Favorable foreign currency rates added $4.1 million of revenue growth. Organic growth during the first half of 2008 was driven by price increases and growth in certain critical information subscription products.

Revenue for our Engineering segment was $186.0 million for the six months ended May 31, 2008, compared to $131.9 million for the six months ended May 31, 2007, an increase of $54.1 million or 41%. This increase was driven in part by acquisitions which contributed by $45.5 million and organic growth which contributed $5.9 million. Favorable foreign currency rates contributed $2.7 million of revenue growth.  Organic growth was driven primarily by increased sales in our specifications-and-standards offerings in 2008.

Cost of Revenue.  Cost of revenue was $182.3 million for the six months ended May 31, 2008, compared to $133.5 million for the six months ended May 31, 2007, an increase of $48.8 million or 37%. As a percentage of revenue, cost of revenue increased to 44.9% from 43.4%.  Margins as a percentage of revenue within our Energy segment remained relatively flat with increases in our critical information margin being offset by lower consulting related margins.  Margins as a percentage of revenue within our Engineering segment decreased slightly, principally due to a shift in product mix.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (SG&A) were $144.8 million for the six months ended May 31, 2008, compared to $114.5 million for the six months ended May 31, 2007, an increase of $30.3 million or 26%. Stock-based compensation expense increased $9.5 million. As a percentage of revenue and excluding stock-based compensation expense, SG&A was 30.2% for the six months ended May 31, 2008, down from 33.0% for the six months ended May 31, 2007.  Organic SG&A increased at $2.8 million as we incurred costs related to our quote-to-cash system implementation and we have been able to maintain lower organic SG&A growth by leveraging the cost base in back-office functions.  Acquisitions contributed $16.7 million of the increase. Foreign-currency movements also increased SG&A by $1.4 million.

Depreciation and Amortization Expenses.  Depreciation and amortization expenses were $18.5 million for the six months ended May 31, 2008, compared to $9.5 million for the six months ended May 31, 2007, an increase of $9.0 million or 95%. The increase was primarily due to acquisitions.

Operating Income.  Operating income was $63.7 million for the six months ended May 31, 2008, compared to $51.8 million for the six months ended May 31, 2007, an increase of $11.9 million or 23%. As a percentage of revenue, operating income decreased to 15.7% for the six months ended May 31, 2008 from 16.8% for the six months ended May 31, 2007.

Operating income for our Energy segment was $77.9 million for the six months ended May 31, 2008, compared to $55.9 million for the six months ended May 31, 2007, an increase of $22.0 million or 39%. The increase was principally due to the additional revenue discussed above coupled with our ability to leverage a relatively fixed-cost structure.  As a percentage of revenue, Energy operating income increased to 35.4% for the six months ended May 31, 2008 from 31.8% for the six months ended May 31, 2007.

Operating income for our Engineering segment was $32.2 million for the six months ended May 31, 2008, compared to $24.8 million for the six months ended May 31, 2007, an increase of $7.4 million or 30%.  Operating income increased due to increased sales in our subscriptions-based businesses along with operating expense containment in the first half of 2008. As a percentage of revenue, Engineering operating income decreased to 17.3% for the six months ended May 31, 2008 from 18.8% for the six months ended May 31, 2007.  This decrease is principally due to the higher depreciation and amortization relating to recent acquisitions.

Operating expenses for our shared services were $46.4 million for the six months ended May 31, 2008, compared to $29.0 million for the six months ended May 31, 2007, an increase of $17.4 million or 60%.  Stock-based compensation increased $9.7 million.  The increase in costs are also due to our quote-to-cash system implementation and our ongoing transformational initiatives.

Provision for Income Taxes.  Our effective tax rate for the six months ended May 31, 2008 was 32.5%, compared to 32.7% for the six months ended May 31, 2007. The 2008 rate reflects the impact from net reductions in unrecognized tax benefits principally from the successful completion of a recent Canadian tax audit, as well as net benefits from changes to certain estimates.

Financial Condition

Accounts Receivable.  Accounts receivable has decreased by $5.7 million, or 3%, to $169.8 million compared to $175.5 million as of November 30, 2007. The decrease is primarily attributable to seasonal declines partially offset by organic and acquisition related growth.

Accrued Compensation.  Accrued compensation was $19.1 million as of May 31, 2008, compared to $37.0 million as of November 30, 2007, a decrease of $17.9 million, or 48%.  The decrease is primarily due to the disbursement of annual incentive bonuses during the first quarter of 2008.

Deferred Revenue.  Deferred revenue was $288.3 million as of May 31, 2008, compared to $239.4 million as of November 30, 2007, an increase of $49.0 million, or 20%. The increase is attributable to both organic and acquisition related growth.

Liquidity and Capital Resources

As of May 31, 2008, we had cash and cash equivalents of $105.4 million and $28.5 million of short-term debt. We have generated strong cash flows from operations over the last few years. As a result of these factors, as well as the availability of funds under our credit facility, we believe we will have sufficient cash to meet our working capital and capital expenditure needs.

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

Cash Flows

Net cash provided by operating activities was approximately $95.0 million for the six months ended May 31, 2008, compared to $65.8 million for the six months ended May 31, 2007, an increase of $29.2 million. The increase was principally due to the profitable growth year over year, primarily due to increased pricing, an expanding subscription base, increased sales and the positive impact of our acquisitions.  Our subscription-based business model typically generates a high rate of cash flow and is aided by the following:

•      Relatively low levels of required capital expenditures;

•      Positive working capital characteristics that do not generally require substantial working capital increases to support our growth;

•      A cash-for-tax rate that continues to trend lower than our effective tax rate; and

•      Our well-capitalized balance sheet

The positive cash flow impact of our growing business in the first half of  2008 was partially offset by the annual bonus payments, which are substantially paid in the first quarter each year and were approximately $6.4 million higher in 2008 than in 2007.

Net cash used in investing activities was approximately $128.2 million for the six months ended May 31, 2008, compared to $17.3 million for the six months ended May 31, 2007. The change is driven primarily by acquisitions.  In 2008, we disbursed $130.9 million for the purchase of the assets of five businesses. In the first half of 2007, we disbursed approximately $14.6 million for acquisitions.

Net cash used in financing activities was $11.3 million for the six months ended May 31, 2008 compared to $16.0 million during the six months ended May 31, 2007.  In the second quarter of 2008, we borrowed $50.0 million on our Revolver which was used to fund acquisitions.  By May 31, 2008, the balance outstanding on the Revolver was down to $10.0 million.

Share Repurchase Program

During 2006, our board of directors approved a program to reduce the dilutive effects of employee equity grants, by allowing employees to surrender shares back to the company for a value equal to their statutory tax liability.  IHS then pays the statutory tax on behalf of the employee.  Later in 2006, our board of directors approved an additional program—a stock buyback program—whereby IHS may acquire up to one million shares per year in the open market to more fully offset the dilutive effect of our employee equity programs. This program was renewed by the board of directors in late 2007 for fiscal year 2008.  During the three months ended May 31, 2008, we repurchased 27,700 shares of our Class A common stock for approximately $1.7 million, or $60.00 per share, pursuant to the stock buyback program and 2,430 shares for approximately $0.2 million, or $63.09 per share, related to shares withheld for taxes.  During the six months ended May 31, 2008, we repurchased 94,200 shares of our Class A common stock for approximately $5.5 million, or $58.88 per share, pursuant to the stock buyback program and 210,256 shares for approximately $13.1 million, or $62.39 per share, related to shares withheld for taxes.  Since the inception of these programs, we have repurchased 784,162 shares of our Class A common stock for approximately $34.7 million, or $44.29 per share, pursuant to the stock buyback program and 593,069 shares for approximately $30.0 million, or $50.56 per share, related to shares withheld for taxes.

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

As of May 31, 2008, we were in compliance with all of the covenants in the agreement. We had letters of credit totaling approximately $1.0 million as of May 31, 2008.  On March 3, 2008, we borrowed $50.0 million under the Revolver at an annual rate of 3.6% to fund acquisitions, of which $10.0 million was outstanding as of May 31, 2008.  The use of the Revolver allows us to maintain cash levels to fund the ongoing operational needs of the business and has tax benefits as we may not have to repatriate cash from foreign locations to fund the acquisitions.

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

Item 3.           Quantitative and Qualitative Disclosure About Market Risk

For information regarding our exposure to certain market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2007 Form 10-K. There were no material changes to our market risk exposure during the first six months of 2008.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and (b) are inapplicable.

(c)	The following table provides a month-to-month summary of the share repurchase activity under the current stock repurchase program during the six months ended May 31, 2008:

Period	Total Number of Shares Purchased	Average Fair Market Value per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
December 1 — December 31, 2007	—	$—	—		1,000,000
January 1 — January 31, 2008	66,300	$58.41	66,300		933,700
February 1 — February 29, 2008	200	$60.02	200		933,500
March 1 – March 31, 2008	27,700	$60.00	27,700		905,800
April 1 – April 30, 2008	—	—	—		905,800
May 1 – May 31, 2008	—	—	—		905,800
Total	94,200	$58.88	94,200	(1)	905,800	(1)

(1)

During 2006, our board of directors authorized the repurchase of up to one million IHS shares of Class A common stock per year to more fully offset the dilutive effect of our employee equity programs. Repurchases will be made from time to time in the open market. This table does not include the surrender of common shares by employees to the company to cover taxes due by employees upon the vesting of employee-equity awards.

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

*                 Filed electronically herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 24, 2008.

IHS INC.

By:	/s/ Heather Matzke-Hamlin
	Name:	Heather Matzke-Hamlin
	Title:	Senior Vice President and Chief Accounting Officer