Form 10-Q
period 2008-08-31
IHS Inc.
filed 2008-09-30
CIK 1316360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

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

As of August 31, 2008, there were 48,232,452 shares of our Class A Common Stock outstanding and 13,750,000 shares of our Class B Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IHS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	As of	As of
	August 31, 2008	November 30, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$87,479	$148,484
Short-term investments	—	10,518
Accounts receivable, net	146,992	175,542
Deferred subscription costs	35,550	35,910
Deferred income taxes	23,333	17,681
Other	15,804	14,112
Total current assets	309,158	402,247
Non-current assets:
Property and equipment, net	55,849	58,756
Equity investment in joint venture	65,612	—
Intangible assets, net	213,056	206,359
Goodwill, net	597,105	564,582
Prepaid pension asset	94,286	91,116
Other	657	747
Total non-current assets	1,026,565	921,560
Total assets	$1,335,723	$1,323,807
Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$17,234	$3,062
Accounts payable	19,708	37,550
Accrued compensation	24,704	37,014
Accrued royalties	12,909	22,684
Other accrued expenses	42,176	37,435
Income tax payable	2,541	15,255
Deferred subscription revenue	263,963	239,395
Total current liabilities	383,235	392,395
Long-term debt	—	37
Accrued pension liability	11,073	11,965
Accrued post-retirement benefits	7,966	10,203
Deferred income taxes	71,462	60,461
Other liabilities	6,425	7,619
Minority interests	279	219
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.01 par value per share, 80,000,000 shares authorized, 50,238,694 and 49,831,293 shares issued, 48,232,452 and 48,758,518 shares outstanding at August 31, 2008 and November 30, 2007, respectively	502	498
Class B common stock, $0.01 par value per share, 13,750,000 shares authorized, issued and outstanding at August 31, 2008 and November 30, 2007	138	138
Additional paid in capital	422,998	381,124
Treasury stock, at cost: 2,006,242 and 1,072,775 shares at August 31, 2008 and November 30, 2007, respectively	(102,931)	(46,045)
Retained earnings	550,939	483,804
Accumulated other comprehensive income (loss)	(16,363)	21,389
Total stockholders’ equity	855,283	840,908
Total liabilities and stockholders’ equity	$1,335,723	$1,323,807

See accompanying notes.

IHS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per-share amounts)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2008	2007	2008	2007
		(Unaudited)
Revenue:
Products	$182,032	$159,202	$524,317	$419,428
Services	25,402	24,154	89,087	71,449
Total revenue	207,434	183,356	613,404	490,877
Operating expenses:
Cost of revenue:
Products	74,700	68,392	216,502	173,891
Services	16,641	14,657	57,179	42,649
Total cost of revenue (includes stock-based compensation expense of $391, $383, $1,078 and $839 for the three and nine months ended August 31, 2008 and 2007, respectively)	91,341	83,049	273,681	216,540
Selling, general and administrative (includes stock-based compensation expense of $9,961; $8,759; $32,352 and $21,684 for the three and nine months ended August 31, 2008 and 2007, respectively)	73,036	66,479	217,845	180,977
Depreciation and amortization	9,675	7,118	28,181	16,619
Restructuring charges	12,479	—	12,479	—
Gain on sales of assets, net	—	—	(119)	(756)
Net periodic pension and post-retirement expense (benefits)	(1,082)	257	(3,261)	(365)
Other income, net	(2,106)	(3,019)	(3,242)	(3,379)
Total operating expenses	183,343	153,884	525,564	409,636
Operating income	24,091	29,472	87,840	81,241
Interest income	754	1,970	2,668	5,318
Interest expense	(363)	(99)	(1,342)	(308)
Non-operating income, net	391	1,871	1,326	5,010
Income from continuing operations before income taxes and minority interests	24,482	31,343	89,166	86,251
Provision for income taxes	(4,585)	(9,580)	(25,609)	(27,532)
Income from continuing operations before equity investments and minority interests	19,897	21,763	63,557	58,719
Income from equity investment	1,169	—	2,213	—
Minority interests	(42)	(32)	(57)	(29)
Net income	$21,024	$21,731	$65,713	$58,690
Net income per share:
Basic (Class A and Class B common stock)	$0.34	$0.36	$1.06	$1.00
Diluted (Class A and Class B common stock)	$0.33	$0.35	$1.04	$0.98
Weighted average shares:
Basic (Class A common stock)	48,142	47,367	48,278	44,954
Basic (Class B common stock)	13,750	13,750	13,750	13,750
Diluted (Class A common stock)	62,770	62,197	62,947	59,616
Diluted (Class B common stock)	13,750	13,750	13,750	13,750

See accompanying notes.

IHS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended August 31,
	2008	2007
	(Unaudited)
Operating activities
Net income	$65,713	$58,690
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	28,181	16,619
Stock-based compensation expense	33,430	22,523
Gain on sales of assets, net	(119)	(756)
Impairment of assets	323	—
Distributions from equity-method investment	2,603	—
Non-cash net periodic pension and post-retirement benefits	(4,685)	(2,988)
Undistributed earnings of unconsolidated subsidiaries, net	(2,213)	96
Minority interests	57	(203)
Deferred income taxes	2,082	7,715
Change in assets and liabilities:
Accounts receivable, net	24,555	25,312
Other current assets	(2,881)	1,384
Accounts payable	(15,437)	(28,477)
Accrued expenses	(16,503)	(18,828)
Income taxes	(4,124)	841
Deferred subscription revenue	26,501	6,832
Other liabilities	617	—
Net cash provided by operating activities	138,100	88,760
Investing activities
Capital expenditures on property and equipment	(8,155)	(7,173)
Intangible assets acquired	(4,000)	—
Change in other assets	(5,721)	(3,409)
Purchase of investments	—	(83,675)
Sales and maturities of investments	10,500	68,833
Acquisitions of businesses, net of cash acquired	(130,878)	(87,343)
Proceeds from sales of assets	140	2,461
Net cash used in investing activities	(138,114)	(110,306)
Financing activities
Proceeds from borrowings	50,000	—
Repayment of borrowings	(53,099)	(500)
Excess tax benefit from equity compensation plans	1,509	715
Repurchases of common stock	(56,886)	(25,409)
Net cash used in financing activities	(58,476)	(25,194)
Foreign exchange impact on cash balance	(2,515)	(928)
Net decrease in cash and cash equivalents	(61,005)	(47,668)
Cash and cash equivalents at the beginning of the period	148,484	180,034
Cash and cash equivalents at the end of the period	$87,479	$132,366

See accompanying notes.

IHS INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Shares of Class A Common Stock	Class A Common Stock	Shares of Class B Common Stock	Class B Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
					(Unaudited)
Balance at November 30, 2007	48,759	$498	13,750	$138	$381,124	$(46,045)	$483,804	$21,389	$840,908
Stock-based award activity	145	4	—	—	32,663	(16,341)	—	—	16,326
Excess tax benefit on vested shares	—	—	—	—	9,211	—	—	—	9,211
Repurchases of common stock	(672)	—	—	—	—	(40,545)	—	—	(40,545)
Net income	—	—	—	—	—	—	65,713	—	65,713
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	—	(37,752)	(37,752)
Comprehensive income, net of tax	—	—	—	—	—	—	—	—	27,961
Adoption of FIN 48	—	—	—	—	—	—	1,422	—	1,422
Balance at August 31, 2008	48,232	$502	13,750	$138	$422,998	$(102,931)	$550,939	$(16,363)	$855,283

See accompanying notes.

IHS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.              Basis of Presentation and Significant Accounting Policies

Nature of Operations

IHS Inc. (IHS, the Company, we, our, or us) is a publicly traded Delaware corporation. IHS is a leading provider and comprehensive source of Critical Information and Insight in a sizable and growing global market. Our customers rely on our products and services to facilitate crucial decision-making, support key processes, and improve productivity. At the heart of our products and services is data obtained from public sources, third parties, and our own proprietary databases. We transform that data into Critical Information and Insight that is both useful to our customers and available where and when they make critical business decisions. The data becomes Critical Information when we combine it with our proprietary and third-party technology to create graphical user interfaces, search and navigation tools, and online delivery systems or we deliver as individual documents. We further transform that information into Insight products and services with analysis and interpretation from our teams of experts.

We serve some of the world’s largest corporations across multiple industries, as well as governments and other organizations, in more than 100 countries. Our primary operations outside the United States are in the United Kingdom, Canada and Switzerland.  We have structured our business around our customers and the geographies in which they reside. This allows us to tailor and expand the solutions we offer to meet the unique needs of our customers both globally and in local markets.

In addition to structuring our business around the regions, we have targeted four specific information “domains”—Energy, Product Lifecycle, Security, and Environment. Since these four information domains represent areas where our customers have needs for critical information and insight, we use these domains to set priorities and design our business objectives.  The information that our customers need to address their complex business issues continues to converge at the intersection of the information domains that we serve.  As we continue to deliver Critical Information and Insight in those four information domains, we prepare and analyze our financial reports to include our three geographic reportable segments: Americas, including the United States, Canada and Latin America; Europe, Middle East and Africa (EMEA) and Asia Pacific.

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

Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The accompanying condensed consolidated financial statements include our accounts and the accounts of our majority-owned domestic and foreign subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended November 30, 2007.  The results of operations for the three and nine months ended August 31, 2008, are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

The year-end condensed consolidated balance sheet data was derived from the audited November 30, 2007, balance sheet.

IHS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Our effective tax rate for the third quarter of 2008 was 18.7% compared to 30.6% for the prior year period.  Our effective tax rate for the nine months ended August 31, 2008 was 28.7% compared to 31.9% for the prior year period.  The 2008 rate reflects the positive impact from our recent internal legal entity reorganization within EMEA.

On December 1, 2007 we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 (FIN 48).  Upon adoption, we recognized a $1.4 million decrease in liabilities on uncertain tax positions, resulting in a balance of $1.7 million in unrecognized tax benefits as of December 1, 2007.  Since December 1, 2007, unrecognized tax benefits decreased by $0.2 million.  During the third quarter of 2008, unrecognized tax benefits did not materially change.  As of August 31, 2008, the total amount of unrecognized tax benefits was $1.5 million.  If recognized, essentially all of the unrecognized tax benefits would affect our effective tax rate.

We recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes.  For the nine months ended August 31, 2008, we recognized $0.1 million of net benefit from interest on unrecognized tax benefits.

We are subject to taxation and file income tax returns in the U.S. and in many foreign jurisdictions. For U.S. federal and United Kingdom income tax purposes, effectively all years prior to 2005 are closed.  All years prior to 2007 are effectively closed for Swiss income tax purposes, and for Canadian purposes all years prior to 2004 are effectively closed.

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

IHS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On March 3, 2008, we acquired Prime Publications Limited (Prime), which owns a 50% interest in the Lloyd’s Register-Fairplay Limited (LRF) joint venture, a leading source of global maritime information.  LRF is the pre-eminent brand name in the maritime information industry and the only organization that provides comprehensive details of the current world merchant fleet (tankers, cargo, carrier and passenger ships) and a complete range of products and services to assist the world’s maritime community.  The investment in LRF was the primary asset of Prime.  Lloyd’s Register of London, England is the joint venture partner owning the other 50%.  IHS accounts for the joint venture under the equity method of accounting.  IHS acquired 100 percent of the stock of Prime for approximately £38.0 million, or approximately $74.6 million, which included £10.7 million, or approximately $21.2 million in non-interest bearing seller notes valued at $18.2 million and the remainder was paid in cash.

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

IHS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On March 14, 2008, we acquired the assets of JFA International (JFA), a London, England based provider of strategic analysis to the energy industry’s exploration and production sectors.  JFA was acquired for £2.0 million, or approximately $3.9 million.

These acquisitions were accounted for using the purchase method of accounting. Our consolidated financial statements include all the assets and liabilities acquired and the results of operations from the respective date of acquisition. Pro forma results of the acquired businesses have not been presented as they did not have a material impact on our results of operations.

The purchase prices for these 2008 acquisitions, excluding acquired cash and including acquisition-related costs and notes payable, were initially allocated as follows:

	Prime	McCloskey	All others	Total
	(In thousands)
Assets:
Current assets	$110	$774	$2,944	$3,828
Property and equipment	6	114	741	861
Intangible assets	3,572	8,180	21,755	33,507
Goodwill	687	24,136	34,136	58,959
Equity investment in joint venture	72,271	—	—	72,271
Other long-term assets	—	—	52	52
Total assets	76,646	33,204	59,628	169,478
Liabilities:
Current liabilities	1,079	2,700	4,655	8,434
Deferred taxes	1,000	2,298	3,620	6,918
Other long-term liabilities	—	—	20	20
Total liabilities	2,079	4,998	8,295	15,372
Purchase price	$74,567	$28,206	$51,333	$154,106

3.              Commitments and Contingencies

We are a party to various legal proceedings that arise in the ordinary course of business.  In the opinion of management, none of these actions, either individually or in the aggregate, is expected to have a material adverse affect on our financial condition, liquidity or results of operations.

4.              Other Comprehensive Income (Loss)

Our comprehensive income (loss) was as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2008	2007	2008	2007
	(In thousands)
Net income	$21,024	$21,731	$65,713	$58,690
Other comprehensive income (loss):
Foreign currency translation adjustment	(32,042)	4,160	(37,752)	7,939
Total comprehensive income (loss), net of tax	$(11,018)	$25,891	$27,961	$66,629

5.              Restructuring Charge

During the third quarter of 2008, we executed a restructuring initiative which primarily affected the Americas and EMEA segments.  One-time, involuntary benefit arrangements and other exit costs are accounted for under the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Costs arising under our defined benefit pension plans from providing enhanced benefits are accounted for under the provisions of SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and will be reflected when paid in the fourth quarter of 2008.  Restructuring and related expenses consist of direct and incremental costs associated with restructuring and related activities, including severance, outplacement and other employee related benefits; facility closure including non-cash expenses related to fixed asset and leasehold improvement write-offs; and other expenses include legal expenses associated with employee terminations which were incurred during the quarter.

This initiative was undertaken to further the realignment of our resources around our regional organizational structure and to further transform our knowledge-based data accumulation operations to ensure continuous improvement in

IHS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the quality of the critical information and insight we deliver to our customers.  During the course of the restructuring, we reduced our aggregate workforce by approximately 7%, we eliminated certain contractor positions and we closed certain offices.  As a result of this initiative, we expect to realize an annual improvement to pre-tax income of between $8.0 million and $10.0 million beginning in the fourth quarter of 2008.

The restructuring charge was incurred in its entirety during the third quarter of 2008.  Approximately $5.8 million of the charge related to our Americas segment, $6.3 million pertained to our EMEA segment and $0.4 million related to our shared service segment.  The restructuring charge was comprised of the following (in thousands):

Employee severance and other termination benefits	$11,241
Contract termination costs	639
Other	599
Total	$12,479

A reconciliation of the related accrued restructuring liability as of August 31, 2008 was as follows:

	Employee Severance and Other Termination Benefits	Contract Termination Costs	Other	Total
	(In thousands)
Beginning balance	$—	$—	$—	$—
Add: Restructuring costs incurred	11,241	639	599	12,479
Less: Amount paid during the quarter ended August 31, 2008	(5,028)	(512)	(205)	(5,745)
Balance at August 31, 2008	$6,213	$127	$394	$6,734

6.     Stock-Based Compensation

On August 31, 2008, we had one share-based compensation plan: the Amended and Restated IHS Inc. 2004 Long-Term Incentive Plan (LTIP). The LTIP provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares, cash-based awards, other stock based awards and covered employee annual incentive awards. The 2004 Directors Stock Plan, a sub-plan under the LTIP, provides for the grant of restricted stock and restricted stock units to non-employee directors as defined in that plan. We believe that such awards better align the interests of our employees and non-employee directors with those of our shareholders.

We have authorized a maximum of 11,250,000 shares, less the number of shares relating to any award granted and outstanding.

Stock-based compensation expense that has been charged against income for the plan was as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2008	2007	2008	2007
	(In thousands)
Cost of revenue	$391	$383	$1,078	$839
Selling, general and administrative	9,961	8,759	32,352	21,684
Stock-based compensation expense	$10,352	$9,142	$33,430	$22,523

Total income tax benefit recognized in the income statement for share-based compensation arrangements August 31 was as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2008	2007	2008	2007
	(In thousands)
Income tax benefit	$3,830	$3,383	$12,369	$8,334

IHS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

No compensation cost was capitalized during the nine months ended August 31, 2008 and 2007.

Nonvested Stock.  Share awards generally vest from one to four years. Share awards are generally subject to either cliff vesting or graded vesting. The fair value of nonvested stock is based on the fair value of our common stock on the date of grant. We amortize the value of share awards to expense over the vesting period on a straight-line basis. Approximately half of our outstanding awards are performance based.  For those awards, an evaluation is made each quarter as to the likelihood of the performance criteria being met. Compensation expense is then adjusted to reflect the number of shares expected to vest and the cumulative vesting period met to date.  Additionally, we estimate forfeitures at the grant date and recognize compensation cost based on the number of awards expected to vest. There may be adjustments in future periods if the likelihood of meeting performance criteria changes or if actual forfeitures differ from our estimates. Our forfeiture rate is based upon historical experience as well as anticipated employee turnover considering certain qualitative factors.

Total compensation expense related to nonvested awards, both share awards and stock options, not yet recognized was $67.6 million as of August 31, 2008, with a weighted-average recognition period of less than 2 years.

A summary of the status of our nonvested shares as of August 31, 2008, and changes during the nine months ended August 31, 2008, was as follows:

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands)
Balances, November 30, 2007	2,429	$32.16
Granted	837	$62.23
Vested	(761)	$26.77
Forfeited	(131)	$44.77
Balances, August 31, 2008	2,374	$43.85

The total fair value of stock-based compensation that vested during the three and nine months ended August 31, 2008, was $10.5 million and $48.1 million, respectively, based on the fair value on the vesting date and $5.1 million and $20.4 million, respectively, based on the fair value on the date of grant.

Stock Options.  Option awards are granted with an exercise price equal to the fair market value of our stock at the date of grant. Options outstanding as of August 31, 2008, vest in various ways over a period of 3-to-4 years of continuous service and have 8-year contractual terms. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the plans).

The following table summarizes changes in outstanding stock options during the nine months ended August 31, 2008, as well as options that are vested and expected to vest and stock options exercisable at August 31, 2008:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at November 30, 2007	287	$35.31	2.0	$10,009
Granted	—
Exercised	(9)	37.65		$(271)
Forfeited	(2)			$(53)
Outstanding at August 31, 2008	276	$35.20	1.25	$8,005
Vested and expected to vest at August 31, 2008	276	$35.20	1.25	$8,005
Exercisable at August 31, 2008	28	$37.65	—	$731

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of our common stock on August 31, 2008, which was $64.16, and the exercise price, multiplied by the number of in-the-money stock options as of the same date. This represents the amount that would have been received by the stock option holders if they had all exercised their stock options on August 31, 2008. In future periods, this amount will change depending on fluctuations in our stock price.  No options were exercised in the three months ended August 31, 2008 and the total intrinsic value of stock options exercised during the nine months ended August 31, 2008 was $0.3 million.

IHS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.              Debt

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

As of August 31, 2008, we had no outstanding balance on the Revolver and had letters of credit totaling approximately $0.7 million. We were in compliance with all of the covenants in the agreement.

As of August 31, 2008, we also had $21.2 million of non-interest bearing notes that were issued to the sellers of Prime.  After discounting these notes assuming an annual interest rate at 5.69% and adjusting for foreign currency translation, the recorded balance at August 31, 2008 was $17.2 million.  These notes are due upon demand and are therefore recorded in “Short-term Debt” in the accompanying Consolidated Balance Sheets.

8.              Pensions and Postretirement Benefits

We have defined-benefit plans and defined-contribution plans. Our defined-benefit plans consist of a non-contributory retirement plan for all of our U.S. employees with at least one year of service (U.S. RIP), a pension plan that covers certain employees of one of our United Kingdom-based subsidiaries (U.K. RIP), and a supplemental income plan (SIP) for certain company executives.

Our net periodic pension (income) expense was comprised of the following:

	Three Months Ended August 31, 2008				Three Months Ended August 31, 2007
	U.S. RIP	U.K. RIP	SIP	Total	U.S. RIP	U.K. RIP	SIP	Total
	(In thousands)
Service costs incurred	$1,572	$238	$72	$1,882	$1,569	$293	$48	$1,910
Interest costs on projected benefit obligation	2,999	539	130	3,668	2,720	530	86	3,336
Expected return on plan assets	(5,368)	(566)	—	(5,934)	(5,077)	(458)	—	(5,535)
Amortization of prior service cost	(118)	—	11	(107)	(119)	—	12	(107)
Amortization of actuarial loss	—	—	47	47	375	307	20	702
Amortization of transitional obligation/(asset)	(142)	—	10	(132)	(142)	—	11	(131)
Settlement expense	—	—	—	—	—	—	570	570
Net periodic pension benefit (income) expense	$(1,057)	$211	$270	$(576)	$(674)	$672	$747	$745

IHS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended August 31, 2008				Nine Months Ended August 31, 2007
	U.S. RIP	U.K. RIP	SIP	Total	U.S. RIP	U.K. RIP	SIP	Total
	(In thousands)
Service costs incurred	$4,716	$714	$216	$5,646	$4,707	$867	$144	$5,718
Interest costs on projected benefit obligation	8,997	1,617	358	10,972	8,159	1,569	272	10,000
Expected return on plan assets	(16,097)	(1,690)	—	(17,787)	(15,232)	(1,356)	—	(16,588)
Amortization of prior service cost	(354)	—	33	(321)	(355)	—	34	(321)
Amortization of actuarial loss	—	—	141	141	1,124	909	80	2,113
Amortization of transitional obligation/(asset)	(426)	—	30	(396)	(426)	—	31	(395)
Settlement expense	—	—	—	—	—	—	570	570
Net periodic pension benefit (income) expense	$(3,164)	$641	$778	$(1,745)	$(2,023)	$1,989	$1,131	$1,097

Our net periodic post-retirement income was comprised of the following:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2008	2007	2008	2007
	(In thousands)
Service costs incurred	$25	$34	$75	$103
Interest costs	158	148	474	444
Amortization of prior service amounts	(807)	(808)	(2,419)	(2,422)
Amortization of net actuarial loss	118	138	354	413
Net periodic post-retirement benefit income	$(506)	$(488)	$(1,516)	$(1,462)

9.              Earnings per Share

Earnings per common share (EPS) are computed in accordance with SFAS No. 128, Earnings per Share. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common shares.

Our authorized capital stock consisted of 80,000,000 shares of Class A common stock and 13,750,000 shares of Class B common stock.  These classes had equal dividend rights and liquidation rights. However, the holders of our Class A common stock were entitled to one vote per share and holders of our Class B common stock were entitled to ten votes per share on all matters to be voted upon by the stockholders. Each share of Class B common stock was convertible at any time at the option of the holder into one share of Class A common stock and would automatically convert, without any action by the holder, upon the earlier of the occurrence of specified events or November 16, 2009.

On September 18, 2008, the holders of our 13,750,000 Class B common stock converted it to 13,750,000 Class A common shares.  With this conversion, the ten to one vote of the Class B shares is eliminated.  In exchange for this conversion, the number of allowable demand registrations has increased from two to four times.

We use the two-class method for computing basic and diluted EPS amounts. We calculated undistributed earnings as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2008	2007	2008	2007
	(In thousands)
Net income	$21,024	$21,731	$65,713	$58,690
Less: dividends	—	—	—	—
Undistributed earnings	$21,024	$21,731	$65,713	$58,690

IHS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Weighted average common shares outstanding are calculated as follows:

	Three Months Ended August 31,
	2008		2007
	Class A	Class B	Class A	Class B
	(In thousands)
Weighted average common shares outstanding:
Shares used in basic per-share calculation	48,142	13,750	47,367	13,750
Effect of dilutive securities:
Deferred stock units	39	—	20	—
Restricted shares	762	—	1,039	—
Options	77	—	21	—
Assumed conversion of Class B shares	13,750	—	13,750	—
Shares used in diluted per-share calculation	62,770	13,750	62,197	13,750

	Nine Months Ended August 31,
	2008		2007
	Class A	Class B	Class A	Class B
	(In thousands)
Weighted average common shares outstanding:
Shares used in basic per-share calculation	48,278	13,750	44,954	13,750
Effect of dilutive securities:
Deferred stock units	39	—	5	—
Restricted shares	808	—	899	—
Options	72	—	8	—
Assumed conversion of Class B shares	13,750	—	13,750	—
Shares used in diluted per-share calculation	62,947	13,750	59,616	13,750

Undistributed earnings and calculated basic and diluted EPS amounts are calculated as follows:

	Three Months Ended August 31,
	2008		2007
	Class A	Class B	Class A	Class B
	(In thousands)
Basic
Weighted average shares outstanding	48,142	13,750	47,367	13,750
Divided by: Total weighted average shares outstanding (Class A and Class B)	61,892	61,892	61,117	61,117
Multiplied by: Undistributed earnings	$21,024	$21,024	$21,731	$21,731
Subtotal	$16,353	$4,671	$16,842	$4,889
Divided by: Weighted average shares outstanding	48,142	13,750	47,367	13,750
Earnings per share	$0.34	$0.34	$0.36	$0.36

Diluted
Weighted average shares outstanding	62,770	13,750	62,197	13,750
Divided by: Total weighted average shares outstanding (Class A and Class B)	62,770	62,770	62,197	62,197
Multiplied by: Undistributed earnings	$21,024	$21,024	$21,731	$21,731
Subtotal	$21,024	$4,605	$21,731	$4,804
Divided by: Weighted average shares outstanding	62,770	13,750	62,197	13,750
Earnings per share	$0.33	$0.33	$0.35	$0.35

IHS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended August 31,
	2008		2007
	Class A	Class B	Class A	Class B
	(In thousands)
Basic
Weighted average shares outstanding	48,278	13,750	44,954	13,750
Divided by: Total weighted average shares outstanding (Class A and Class B)	62,028	62,028	58,704	58,704
Multiplied by: Undistributed earnings	$65,713	$65,713	$58,690	$58,690
Subtotal	$51,146	$14,567	$44,943	$13,747
Divided by: Weighted average shares outstanding	48,278	13,750	44,954	13,750
Earnings per share	$1.06	$1.06	$1.00	$1.00

Diluted
Weighted average shares outstanding	62,947	13,750	59,616	13,750
Divided by: Total weighted average shares outstanding (Class A and Class B)	62,947	62,947	59,616	59,616
Multiplied by: Undistributed earnings	$65,713	$65,713	$58,690	$58,690
Subtotal	$65,713	$14,354	$58,690	$13,536
Divided by: Weighted average shares outstanding	62,947	13,750	59,616	13,750
Earnings per share	$1.04	$1.04	$0.98	$0.98

Share Repurchase Program

During 2006, our board of directors approved a program to reduce the dilutive effects of employee equity grants, by allowing employees to surrender shares back to the company for a value equal to their statutory tax liability.  IHS then pays the statutory tax on behalf of the employee.  Later in 2006, our board of directors approved an additional program—a stock buyback program—whereby IHS may acquire up to one million shares per year in the open market to more fully offset the dilutive effect of our employee equity programs. This program was renewed by the board of directors in late 2007 for fiscal year 2008.  During the three months ended August 31, 2008, we repurchased 577,566 shares of our Class A common stock for approximately $35.0 million, or $60.60 per share, pursuant to the stock buyback program and 51,445 shares for approximately $3.2 million, or $62.65 per share, related to shares withheld for taxes.  During the nine months ended August 31, 2008, we repurchased 671,766 shares of our Class A common stock for approximately $40.5 million, or $60.36 per share, pursuant to the stock buyback program and 261,701 shares for approximately $16.3 million, or $62.44 per share, related to shares withheld for taxes.  Since the inception of these programs, we have repurchased 1,361,728 shares of our Class A common stock for approximately $69.7 million, or $51.20 per share, pursuant to the stock buyback program and 644,514 shares for approximately $33.2 million, or $51.53 per share, related to shares withheld for taxes.

10.  Goodwill and Intangible Assets

The following table presents details of our intangible assets, other than goodwill, as of August 31, 2008:

	Useful Life	Gross	Accumulated Amortization	Net
	(Years)		(In thousands)
Intangible assets subject to amortization:
Information databases	5-15	$149,993	$(26,326)	$123,667
Customer relationships	2-15	48,472	(11,065)	37,407
Non-compete agreements	5	5,865	(3,781)	2,084
Developed computer software	5	15,621	(3,667)	11,954
Other	3-11	5,421	(1,724)	3,697
Total		225,372	(46,563)	178,809
Intangible assets not subject to amortization:
Trademarks		32,885	—	32,885
Perpetual licenses		1,362	—	1,362
Total		34,247	—	34,247
Total intangible assets		$259,619	$(46,563)	$213,056

IHS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents details of our intangible assets, other than goodwill, as of November 30, 2007:

	Useful Life	Gross	Accumulated Amortization	Net
	(Years)		(In thousands)
Intangible assets subject to amortization:
Information databases	5-15	$137,317	$(14,926)	$122,391
Customer relationships	2-15	45,650	(7,981)	37,669
Non-compete agreements	5	5,514	(2,889)	2,625
Developed computer software	5	15,036	(2,527)	12,509
Other	3-11	1,009	(984)	25
Total		204,526	(29,307)	175,219
Intangible assets not subject to amortization:
Trademarks		29,602	—	29,602
Perpetual licenses		1,538	—	1,538
Total		31,140	—	31,140
Total intangible assets		$235,666	$(29,307)	$206,359

The estimated amortization expense of intangible assets for business combinations completed as of August 31, 2008 for each of the next five years is as follows:

Year	Amount
(In thousands)
Remainder 2008	$6,024
2009	22,312
2010	19,986
2011	18,832
2012	17,443

Amortization expense of intangible assets was $6.2 million and $3.2 million for the three months ended August 31, 2008 and August 31, 2007, respectively.  Amortization expense of intangible assets was $18.2 million and $9.1 million for the nine months ended August 31, 2008 and August 31, 2007, respectively.

Changes in our goodwill from November 30, 2007 to August 31, 2008 were primarily the result of the McCloskey, ESP, Dolphin and JFA acquisitions (see Note 2) and foreign-currency exchange-rate fluctuations.

11.  Segment Information

We prepare and analyze our financial reports to include our three reportable geographic segments: Americas, EMEA and Asia Pacific.  Prior to the third quarter of 2008, we reported as two segments: Energy and Engineering.  However, we have recently reorganized our management structure to a geographic focus, the point of contact with our customers. This new integrated global organization will make it easier for our customers to do business with us by providing a more cohesive, consistent, and effective sales and marketing approach in each region. By structuring our business around our geographic segments, we are able to tailor and expand the solutions we offer to meet the unique needs of our customers both globally and in local markets.  We are also able to manage our Critical Information and Insight activities according to the best practices of each.  This new structure provides a solid foundation for growth in each market for all of our capabilities. It allows us a more efficient method of bringing new products and services to customers, and supports growth in existing accounts and with new customers and markets.

Information as to the operations of our three segments is set forth below based on the nature of the offerings. Our Chairman and Chief Executive Officer represents our chief operating decision maker, and he evaluates segment performance based primarily on revenue and operating profit of these three segments.  In addition, he also reviews revenue for the domains and critical information and insight offerings. The accounting policies of our segments are the same as those described in the summary of significant accounting policies (see Note 2 to our consolidated financial statements included in our 2007 Form 10-K).

No single customer accounted for 10% or more of our total revenue for the three or nine months ended August 31, 2008. There are no material inter-segment revenues for any period presented.

IHS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As shown below, certain corporate transactions are not allocated to the reportable segments. Amounts not allocated include, but are not limited to, such items as, stock-based compensation expense, net periodic pension and post-retirement benefits income, corporate-level impairments, and gain (loss) on sales of corporate assets.

	Americas	EMEA	Asia Pacific	Shared Services	Consolidated Total
	(In thousands)
Three Months Ended August 31, 2008
Revenue	$128,936	$64,665	$13,833	$—	$207,434
Segment operating income (loss)	37,160	6,301	4,167	(23,537)	24,091
Depreciation and amortization	5,502	3,321	29	823	9,675
Three Months Ended August 31, 2007
Revenue	$112,208	$58,043	$13,105	$—	$183,356
Segment operating income (loss)	35,209	7,636	3,327	(16,700)	29,472
Depreciation and amortization	3,766	2,723	31	598	7,118

	Americas	EMEA	Asia Pacific	Shared Services	Consolidated Total
	(In thousands)
Nine Months Ended August 31, 2008
Revenue	$376,328	$195,022	$42,054	$—	$613,404
Segment operating income (loss)	115,164	28,705	11,927	(67,956)	87,840
Depreciation and amortization	15,780	10,008	101	2,292	28,181
Nine Months Ended August 31, 2007
Revenue	$308,139	$146,938	$35,800	$—	$490,877
Segment operating income (loss)	94,346	24,235	8,315	(45,655)	81,241
Depreciation and amortization	10,345	4,492	90	1,692	16,619

Revenue by information domain was as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2008	2007	2008	2007
	(In thousands)
Energy revenue	$107,605	$93,486	$327,555	$269,061
Product Lifecycle revenue	72,518	74,216	214,355	206,162
Security revenue	20,346	15,654	56,112	15,654
Environment revenue	6,965	—	15,382	—
Total revenue	$207,434	$183,356	$613,404	$490,877

Revenue by product category was as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2008	2007	2008	2007
	(In thousands)
Critical Information Products revenue	$141,509	$129,665	$411,001	$363,580
Critical Information Services revenue	14,501	10,677	39,945	30,709
Insight Products revenue	40,523	29,537	113,316	55,848
Insight Services revenue	10,901	13,477	49,142	40,740
Total revenue	$207,434	$183,356	$613,404	$490,877

12.  Subsequent Events

On September 4, 2008, we acquired Documental Solutions LLC for approximately $24.5 million in cash.  Documental Solutions is a leading provider of market intelligence and analysis tools for the defense and aerospace industry.

On September 5, 2008, we acquired the product portfolio of Divestco USA Inc., a strategic provider of comprehensive data and analytical tools for the oil and gas industry, for approximately $3.0 million in cash.

IHS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On September 18, 2008, we announced the signing of a definitive agreement to acquire Global Insight, Inc. (Global Insight), with products and services focusing on economic and financial analysis, forecasting and marketing.  With a purchase price of $200.0 million, the acquisition is pending regulatory review and closing procedures and is expected to close in October 2008.  The $200.0 million purchase price will be funded 60% by cash payment and 40% through the issuance of non-registered IHS Class A common shares.  The seller will receive $80.0 million of IHS Class A common stock valued at an average of the closing price for the ten days prior to closing, with a maximum value of $65.50 per share and a minimum value of $60.50 per share.  The shares issued are subject to a lock-up whereby 10% of the shares are restricted from sale for a period of one year from closing, 50% are restricted from sale for two years from the closing and 40% are restricted from sale for three years from the closing.  We plan to borrow funds through the Revolver for most of the cash portion of the purchase price.

As previously discussed, our board of directors approved programs for fiscal years 2007 and 2008 under which we were authorized to purchase up to one million shares per year in the open market. Through August 31, 2008, we purchased 671,766 shares under this program.  Effective September 22, 2008, our board of directors has approved an expansion of our repurchase program for the remainder of fiscal year 2008 under which we may invest up to $25.0 million to repurchase additional shares.

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

Overview

Results of Operations

IHS Inc. is a publicly traded Delaware corporation. IHS is a leading provider and comprehensive source of Critical Information and Insight in a sizable and growing global market. Our customers rely on our products and services to facilitate crucial decision-making, support key processes, and improve productivity. At the heart of our products and services is data obtained from public sources, third parties, and our own proprietary databases. We transform that data into Critical Information and Insight that is both useful to our customers and available where and when they make critical business decisions. The data becomes Critical Information when we combine it with our proprietary and third-party technology to create graphical user interfaces, search and navigation tools, and online delivery systems or we deliver as individual documents. We further transform that information into Insight products and services with analysis and interpretation from our teams of experts.

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

We serve some of the world’s largest corporations across multiple industries, as well as governments and other organizations, in more than 100 countries. Our primary operations outside the United States are in the United Kingdom, Canada and Switzerland. We have structured our business around our customers and the geographies in which they reside. This allows us to tailor and expand the solutions we offer to meet the unique needs of our customers both globally and in local markets.

We have targeted four specific information “domains”—Energy, Product Lifecycle, Security, and Environment. Since these four information domains represent areas where our customers have needs for Critical Information and Insight, we use these domains to set priorities and design our business strategies. As we continue to deliver Critical Information and Insight in those four information domains, we prepare and analyze our financial reports to include our three reportable geographic segments: Americas, including the United States, Canada and Latin America, Europe, Middle East and Africa (EMEA) and Asia Pacific.  As the information that our customers need to address their complex business issues continues to converge at the intersection of the information domains that we serve, we have reorganized our management structure to a geographic focus, the point of contact with our customers. This new integrated global organization will make it easier for our customers to do business with us by providing a more cohesive, consistent, and effective sales and marketing approach in each region. By structuring our business around customers and the geographies in which they reside, we are able to tailor and expand the solutions we offer to meet the unique needs of our customers both globally and in local markets.  We are also able to better manage our Critical Information and Insight activities according to the best practices of each.  This new structure provides a solid foundation for growth in each market for all of our capabilities. It allows us a more efficient method of bringing new products and services to customers, and supports growth in existing accounts and with new customers and markets. As a result of this transformation, our defined operating segments changed to geographic segments during the third quarter of 2008.

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

Our current initiatives are designed to focus on three key areas: our customers, financial model and operational improvements.  One of the key initiatives is our global information operations, formerly called data accumulation, process improvement initiative which includes combining our global information operations into a shared service to enhance our ability to work across all geographies.  In addition, we have partnered with a third party to focus on quality and process improvement within our global information operations function.  As a result of this initiative and the move to further the realignment of our resources around our regional organizational structure, we incurred a restructuring charge of $12.5 million in the third quarter of 2008.

Segment Information

	Three Months Ended August 31,		Nine Months Ended August 31,
	2008	2007	2008	2007
	(In thousands)
Americas revenue	$128,936	$112,208	$376,328	$308,139
EMEA revenue	64,665	58,043	195,022	146,938
Asia Pacific revenue	13,833	13,105	42,054	35,800
Total consolidated revenue	$207,434	$183,356	$613,404	$490,877

Americas operating income	$37,160	$35,209	$115,164	$94,346
EMEA operating income	6,301	7,636	28,705	24,235
Asia Pacific operating income	4,167	3,327	11,927	8,315
Shared services expenses	(23,537)	(16,700)	(67,956)	(45,655)
Consolidated operating income	$24,091	$29,472	$87,840	$81,241

Revenue by information domain was as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2008	2007	2008	2007
	(In thousands)
Energy revenue	$107,605	$93,486	$327,555	$269,061
Product Lifecycle revenue	72,518	74,216	214,355	206,162
Security revenue	20,346	15,654	56,112	15,654
Environment revenue	6,965	—	15,382	—
Total revenue	$207,434	$183,356	$613,404	$490,877

Revenue by product category was as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2008	2007	2008	2007
	(In thousands)
Critical Information Products revenue	$141,509	$129,665	$411,001	$363,580
Critical Information Services revenue	14,501	10,677	39,945	30,709
Insight Products revenue	40,523	29,537	113,316	55,848
Insight Services revenue	10,901	13,477	49,142	40,740
Total revenue	$207,434	$183,356	$613,404	$490,877

Three Months Ended August 31, 2008 Compared to the Three Months Ended August 31, 2007

Revenue.  Revenue was $207.4 million for the three months ended August 31, 2008, compared to $183.4 million for the three months ended August 31, 2007, an increase of $24.0 million or 13%. The increase in revenue was driven by acquisitions which contributed $17.2 million and organic growth which contributed $6.0 million.  Organic revenue growth was held down by a once-every-three-year release of a certain engineering standard which was released in the third quarter of 2007.  Revenue recorded for this standard was $6.0 million for the third quarter of 2007.  The impact of foreign currency added $0.8 million.

Revenue from products was $182.0 million for the third quarter of 2008, up $22.8 million or 14% compared to the same quarter of 2007. Revenue from services was $25.4 million for the third quarter of 2008, up $1.2 million or 5% compared to the same quarter of 2007.  Service revenue for the first half of 2008 grew 35% over the same period in 2007.  The decrease in growth rate experienced in the third quarter of 2008 is principally due to a decrease in consulting services revenue which is a component of our Insight Services offerings.

        Revenue for the Energy domain was $107.6 million for the quarter ended August 31, 2008, and increase of $14.1 million, or 15% over the third quarter ended August 31, 2007.  This increase was primarily due to an increase in the Critical Information sales.  Product Lifecycle domain revenue was $72.5 million for the quarter ended August 31, 2008, a decrease of $1.7 million, or 2% from the third quarter ended August 31, 2007.  This decrease was due to the once-every-three-year release of a certain engineering standard which was released in the third quarter of 2007.  Revenue recorded for this standard was $6.0 million for the third quarter of 2007.  Without this timing related difference, revenue growth for the Product Lifecycle domain would have been $4.3 million, or 6%.  Revenue for the Security domain was $20.3 million for the quarter ended August 31, 2008, and increase of $4.7 million, or 30% over the third quarter ended August 31, 2007.  This increase was primarily due to an increase in revenue from Janes offerings.  Environment domain revenue was $7.0 million for the quarter ended August 31, 2008 and was from acquisitions made within the last twelve months.

Revenue for our Americas segment was $128.9 million for the three months ended August 31, 2008, compared to $112.2 million for the three months ended August 31, 2007, an increase of $16.7 million or 15%. The increase in revenue was driven by acquisitions which contributed $10.9 million and organic growth which contributed $5.1 million. Favorable foreign currency rates added $0.7 million. Organic growth during the third quarter of 2008 was driven by price increases and growth in certain critical information subscription products.  Organic revenue growth was partially offset by a once-every-three-year release of a certain engineering standard which was released in the third quarter of 2007.  Revenue recorded for this standard was $2.9 million for the third quarter of 2007. Revenue from products was $111.2 million for the third quarter of 2008, up $15.1 million or 16% compared to the same quarter of 2007.  Revenue from services was $17.8 million for the third quarter of 2008, up $1.6 million or 10% compared to the same quarter of 2007.

Revenue for our EMEA segment was $64.7 million for the three months ended August 31, 2008, compared to $58.0 million for the three months ended August 31, 2007, an increase of $6.7 million or 11%. The increase in revenue was driven primarily by acquisitions which contributed $5.8 million.  Organic growth increased $0.8 million.  Foreign currency rates had a minimal impact for the quarter.  Organic growth was driven by price increases and growth in certain critical information subscription products.  Organic revenue growth was partially offset by a once-every-three-year release of a certain engineering standard which was released in the third quarter of 2007.  Revenue recorded for this standard was $2.9 million for the third quarter of 2007. Revenue from products was $58.1 million for the third quarter of 2008, up $6.5 million or 13% compared to the same quarter of 2007. Revenue from services was $6.5 million for the third quarter of 2008, up $0.1 million or 1% compared to the same quarter of 2007.  Service revenue for the first half of 2008 grew 71% over the same period in 2007.  The decrease in growth rate experienced in the third quarter of 2008 is principally due to a decrease in consulting services revenue which is a component of our Insight Services offerings.

Revenue for our Asia Pacific segment was $13.8 million for the three months ended August 31, 2008, compared to $13.1 million for the three months ended August 31, 2007, an increase of $0.7 million or 6%. The increase in revenue was driven in part by acquisitions which contributed $0.4 million and in part by organic growth which contributed $0.2 million.  Foreign currency rates had a $0.1 million favorable impact for the three months ended August 31, 2008.

Cost of Revenue.  Cost of revenue was $91.3 million for the three months ended August 31, 2008, compared to $83.0 million for the three months ended August 31, 2007, an increase of $8.3 million or 10%. As a percentage of revenue, cost of revenue decreased to 44.0% from 45.3%. Margins as a percentage of revenue within our Americas segment increased to 59.6% from 56.6% with increased sales in our critical information products which have a relatively fixed-cost base.  Margins as a percentage of revenue within our EMEA segment decreased to 50.2% from 52.1%, principally due to a change in product mix.  Margins as a percentage of revenue within our Asia Pacific segment increased to 58.6% from 52.8%, principally due to an increase in the sale of higher margin Insight products.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (SG&A) were $73.0 million for the three months ended August 31, 2008, compared to $66.5 million for the three months ended August 31 2007, an increase of $6.5 million or 10%. Stock-based compensation expense included in SG&A increased $1.2 million. As a percentage of revenue and excluding stock-based compensation expense, SG&A was 30.4% for the three months ended August 31, 2008, down from 31.5% for the three months ended August 31, 2007.  Organic SG&A increased by $0.8 million as we incurred costs related to our quote-to-cash system implementation, however, we have been able to maintain lower organic SG&A growth elsewhere by leveraging the cost base in back-office functions.  Acquisitions contributed $4.7 million of the increase. Foreign-currency movements decreased SG&A by $0.1 million.

Restructuring Charge.  During the third quarter of 2008, we executed a restructuring initiative which primarily affected the Americas and EMEA segments.  This initiative was undertaken to further the realignment of our resources around our regional organizational structure and to further transform our knowledge-based data accumulation operations to ensure continuous improvement in the quality of the critical information and insight we deliver to our customers.  During the course of the restructuring, we reduced our aggregate workforce by approximately 7%, we eliminated certain contractor positions and we closed certain offices. The restructuring charge of $12.5 million was incurred in its entirety during the third quarter of 2008 and was comprised primarily of employee severance and termination benefits.  Approximately $5.8 million of the charge related to our Americas segment, $6.3 million pertained to our EMEA segment and $0.4 million related to corporate costs.

Depreciation and Amortization Expenses.  Depreciation and amortization expenses were $9.7 million for the three months ended August 31, 2008, compared to $7.1 million for the three months ended August 31, 2007, an increase of $2.6 million or 37%. The increase was primarily due to acquisitions.

Operating Income.  Operating income was $24.1 million for the three months ended August 31, 2008, compared to $29.5 million for the three months ended August 31, 2007, a decrease of $5.4 million or 18%. As a percentage of revenue, operating income decreased to 11.6% for the three months ended August 31 2008 from 16.1% for the three months ended August 31 2007.

Operating income for our Americas segment was $37.2 million for the three months ended August 31, 2008, compared to $35.2 million for the three months ended August 31, 2007, an increase of $2.0 million or 6%. The increase was principally due to the additional revenue discussed above coupled with our ability to leverage a relatively fixed-cost structure with our subscriptions-based products.  This was mostly offset by the restructuring charge of $5.8 million in the third quarter of 2008.  As a percentage of revenue, Americas operating income decreased to 28.8% for the three months ended August 31, 2008 from 31.4% for the three months ended August 31, 2007, primarily due to the restructuring charge.

Operating income for our EMEA segment was $6.3 million for the three months ended August 31, 2008, compared to $7.6 million for the three months ended August 31, 2007, a decrease of $1.3 million or 17%. Operating income decreased due to the restructuring charge of $6.3 million in 2008.  This was partially offset by the increased revenue in our subscriptions-based products.  As a percentage of revenue, EMEA operating income decreased to 9.7% for the three months ended August

31, 2008 from 13.2% for the three months ended August 31, 2007.  This decrease is primarily related to the restructuring charge incurred in 2008.

Operating income for our Asia Pacific segment was $4.2 million for the three months ended August 31, 2008, compared to $3.3 million for the three months ended August 31, 2007, an increase of $0.9 million or 27%. Operating income increased due to increased sales in our higher margin subscriptions-based businesses.  As a percentage of revenue, Asia Pacific operating income increased to 30.1% for the three months ended August 31, 2008 from 25.4% for the three months ended August 31, 2007.

Operating expenses for our shared services were $23.5 million for the three months ended August 31, 2008, compared to $16.7 million for the three months ended August 31, 2007, an increase of $6.8 million or 41%.  The increase in costs is principally due to higher stock-based compensation as well as our quote-to-cash system implementation and our ongoing transformational initiatives.

Provision for Income Taxes.  Our effective tax rate for the three months ended August 31, 2008 was 18.7%, compared to 30.6% for the three months ended August 31, 2007. The 2008 rate reflects the impact of our recent internal legal entity reorganization within EMEA.  The cumulative year-to-date impact of this benefit is reflected in the third quarter.  This reorganization will reduce our effective tax rate for the foreseeable future.  Specifically, our annual tax rate is expected to be below 30% for 2009.

Nine Months Ended August 31, 2008 Compared to the Nine Months Ended August 31, 2007

Revenue.  Revenue was $613.4 million for the nine months ended August 31, 2008, compared to $490.9 million for the nine months ended August 31, 2007, an increase of $122.5 million or 25%. This increase was driven in part by acquisitions which contributed $81.7 million and organic growth which contributed $33.2 million.  The impact of foreign currency added $7.6 million.

Revenue from products was $524.3 million for the first nine months of 2008, up $104.9 million or 25% compared to the same quarter of 2007. Revenue from services was $89.1 million for the third quarter of 2008, up $17.6 million or 25% compared to the same quarter of 2007.  Service revenue for the first half of 2008 grew 35% over the same period in 2007.  The decrease in growth rate experienced in the third quarter of 2008 is principally due to a decrease in consulting services revenue which is a component of our Insight Services offerings.

Revenue for the Energy domain was $327.6 million for the three quarters ended August 31, 2008, and increase of $58.5 million, or 22% over the three quarters ended August 31, 2007.  This increase was primarily due to an increase in the Critical Information sales.  Product Lifecycle domain revenue was $214.4 million for the three quarters ended August 31, 2008, an increase of $8.2 million, or 4% from the three quarters ended August 31, 2007.  This increase was due increases in Critical Information products but was held down by the once-every-three-year release of a certain engineering standard which was released in the third quarter of 2007.  Revenue recorded for this standard was $6.0 million for the third quarter of 2007.  Revenue for the Security domain was $56.1 million for the three quarters ended August 31, 2008, and increase of $40.5 million over the three quarters ended August 31, 2007.  This increase was primarily due to an increase in revenue from Janes offerings which was acquired in June 2007.  Environment domain revenue was $15.4 million for the three quarters ended August 31, 2008 and was from acquisitions made within the last twelve months.

Revenue for our Americas segment was $376.3 million for the nine months ended August 31, 2008, compared to $308.1 million for the nine months ended August 31, 2007, an increase of $68.2 million or 22%.  This increase was driven in part by acquisition revenue of $42.4 million and organic growth which contributed $20.7 million.  Favorable foreign currency rates added $5.1 million of revenue growth.  Organic growth during the first half of 2008 was driven by price increases and growth in certain critical information subscription products.  Revenue from products was $318.6 million for the first nine months of 2008, up $57.6 million or 22% compared to the same quarter of 2007. Revenue from services was $57.7 million for the third quarter of 2008, up $10.6 million or 22% compared to the same quarter of 2007.

Revenue for our EMEA segment was $195.0 million for the nine months ended August 31, 2008, compared to $146.9 million for the nine months ended August 31, 2007, an increase of $48.1 million or 33%. This increase was driven in part by acquisitions which contributed by $34.1 million and organic growth which contributed $12.0 million. Favorable foreign currency rates contributed $2.0 million of revenue growth.  Organic growth was driven primarily by price increases and growth in certain critical information subscription products in addition to higher revenue from our consulting business in the region.  Revenue from products was $166.9 million for the first nine months of 2008, up $39.0 million or 31% compared to the same quarter of 2007.  Revenue from services was $28.1 million for the third quarter of 2008, up $9.1 million or 48% compared to the same quarter of 2007.  Service revenue for the first half of 2008 grew 71% over the same period in 2007.  The decrease in growth rate experienced in the third quarter of 2008 is principally due to a decrease in consulting services revenue which is a component of our Insight Services offerings.

Revenue for our Asia Pacific segment was $42.1 million for the nine months ended August 31, 2008, compared to $35.8 million for the nine months ended August 31, 2007, an increase of $6.3 million or 17%. This increase was driven in part by acquisitions which contributed by $5.2 million and organic growth which contributed $0.5 million.  Foreign currency rates resulted in a slight favorable increase of $0.5 million of revenue.  Organic growth was driven primarily by increased sales in our specifications-and-standards offerings in 2008.

Cost of Revenue.  Cost of revenue was $273.7 million for the nine months ended August 31, 2008, compared to $216.5 million for the nine months ended August 31, 2007, an increase of $57.2 million or 26%. As a percentage of revenue, cost of revenue increased to 44.6% from 44.1%.  Margins as a percentage of revenue within our Americas segment increased to 58.0% from 57.3% with increased sales in our critical information products which have a relatively fixed-cost base.  Margins as a percentage of revenue within our EMEA segment decreased to 51.5% from 53.6%, principally due to an increase in lower margin services. Margins as a percentage of revenue within our Asia Pacific segment increased to 57.7% from 55.0% principally due to an increase in the sale of higher margin Insight products.

Selling, General and Administrative Expenses.  SG&A expenses were $217.8 million for the nine months ended August 31, 2008, compared to $181.0 million for the nine months ended August 31, 2007, an increase of $36.8 million or 20%.  Stock-based compensation expense included in SG&A increased $10.7 million to $32.4 million.  As a percentage of revenue and excluding stock-based compensation expense, SG&A was 30.2% for the nine months ended August 31, 2008, down from 32.5% for the nine months ended August 31 2007.  Organic SG&A increased by $3.7 million as we incurred costs related to our quote-to-cash system implementation, however we have been able to maintain a lower organic SG&A growth by leveraging the cost base in back-office functions.  Acquisitions contributed $21.3 million of the increase.  Foreign-currency movements increased SG&A by $1.2 million.

Restructuring Charge.  During the third quarter of 2008, we executed a restructuring initiative which primarily affected the Americas and EMEA segments.  This initiative was undertaken to further the realignment of our resources around our regional organizational structure and to further transform our knowledge-based data accumulation operations to ensure continuous improvement in the quality of the critical information and insight we deliver to our customers.  During the course of the restructuring, we reduced our aggregate workforce by approximately 7%, we eliminated certain contractor positions and we closed certain offices. The restructuring charge of $12.5 million was incurred in its entirety during the third quarter of 2008 and was comprised primarily of employee severance and termination benefits.  Approximately $5.8 million of the charge related to our Americas segment, $6.3 million pertained to our EMEA segment and $0.4 million related to corporate costs.

Depreciation and Amortization Expenses.  Depreciation and amortization expenses were $28.2 million for the nine months ended August 31, 2008, compared to $16.6 million for the nine months ended August 31, 2007, an increase of $11.6 million or 70%. The increase was primarily due to acquisitions.

Operating Income.  Operating income was $87.8 million for the nine months ended August 31, 2008, compared to $81.2 million for the nine months ended August 31, 2007, an increase of $6.6 million or 8%. As a percentage of revenue, operating income decreased to 14.3% for the nine months ended August 31, 2008 from 16.6% for the nine months ended August 31, 2007.

Operating income for our Americas segment was $115.2 million for the nine months ended August 31, 2008, compared to $94.3 million for the nine months ended August 31, 2007, an increase of $20.9 million or 22%. The increase was principally due to the additional revenue discussed above coupled with our ability to leverage a relatively fixed-cost structure with our subscriptions-based products.  This was partially offset by an increase in amortization of assets related to our acquisitions as well as the restructuring charge in 2008.  As a percentage of revenue, Americas operating income remained flat at 30.6%.

Operating income for our EMEA segment was $28.7 million for the nine months ended August 31, 2008, compared to $24.2 million for the nine months ended August 31, 2007, an increase of $4.5 million or 19%.  Operating income increased due to increased sales from both organic growth and acquisition revenue.  This was partially offset by higher amortization of assets related to our acquisitions as well as the restructuring charge in 2008.  As a percentage of revenue, EMEA operating income decreased to 14.7% for the nine months ended August 31, 2008 from 16.5% for the nine months ended August 31, 2007.

Operating income for our Asia Pacific segment was $11.9 million for the nine months ended August 31, 2008, compared to $8.3 million for the nine months ended August 31, 2007, an increase of $3.6 million or 43%.  Operating income increased due to increased sales in our higher margin subscriptions-based products.  As a percentage of revenue, Asia Pacific operating income increased to 28.4% for the nine months ended August 31, 2008 from 23.2% for the nine months ended August 31, 2007.

Operating expenses for our shared services were $68.0 million for the nine months ended August 31, 2008, compared to $45.7 million for the nine months ended August 31, 2007, an increase of $22.3 million or 49%.  Stock-based compensation increased $10.9 million.  The increase in costs is also due to our quote-to-cash system implementation and our ongoing transformational initiatives.

Provision for Income Taxes.  Our effective tax rate for the nine months ended August 31, 2008 was 28.7%, compared to 31.9% for the nine months ended August 31, 2007. The 2008 rate reflects the impact of our recent internal legal entity reorganization within EMEA.  This reorganization will reduce our effective tax rate for the foreseeable future.  Specifically, our annual tax rate is expected to be below 30% for 2009.

Financial Condition

Accounts Receivable.  Accounts receivable has decreased by $28.5 million, or 16%, to $147.0 million compared to $175.5 million as of November 30, 2007. The decrease is primarily attributable to seasonal declines partially offset by organic and acquisition related growth.

Accrued Compensation.  Accrued compensation was $24.7 million as of August 31, 2008, compared to $37.0 million as of November 30, 2007, a decrease of $12.3 million, or 33%.  The decrease is primarily due to the disbursement of annual incentive bonuses during the first quarter of 2008.

Deferred Revenue.  Deferred revenue was $264.0 million as of August 31, 2008, compared to $239.4 million as of November 30, 2007, an increase of $24.6 million, or 10%. After eliminating the impact of acquisitions and foreign currency, our deferred revenue growth was 13% over August 31, 2007.

Liquidity and Capital Resources

As of August 31, 2008, we had cash and cash equivalents of $87.5 million and $17.2 million of short-term debt. We have generated strong cash flows from operations over the last few years. As a result of these factors, as well as the availability of funds under our credit facility, we believe we will have sufficient cash to meet our working capital and capital expenditure needs.

Our future capital requirements will depend on many factors, including the timing and extent of spending to support product development efforts, acquisitions, our share buyback program, the expansion of sales and marketing activities, the timing of introductions of new products, changing technology, and the continued market acceptance of our offerings. We could be required, or could elect, to seek additional funding through public or private equity or debt financing for any possible future acquisitions. Additional funds may not be available on terms acceptable to us or at all. We expect our capital expenditures, excluding potential acquisitions, to be less than $15 million for 2008.

Cash Flows

Net cash provided by operating activities was approximately $138.1 million for the nine months ended August 31, 2008, compared to $88.8 million for the nine months ended August 31, 2007, an increase of $49.3 million. The increase was principally due to the profitable growth year over year, primarily due to increased pricing, an expanding subscription base, increased sales and the positive impact of our acquisitions.  Our subscription-based business model typically generates a high rate of cash flow and is aided by the following:

•                  Relatively low levels of required capital expenditures;

•                  Positive working capital characteristics that do not generally require substantial working capital increases to support our growth;

•                  A cash-for-tax rate that continues to trend lower than our effective tax rate; and

•                  Our well-capitalized balance sheet.

The positive cash flow impact of our growing business in the first three quarters of 2008 was partially offset by the annual bonus payments, which are accrued throughout the year and substantially paid in the first quarter each year and were approximately $6.4 million higher in 2008 than in 2007.  In addition, we had payments of $5.7 million related to our restructuring charge in the third quarter of 2008.

It is expected that the majority of the $6.7 million remaining balance of the restructuring charge will be paid in the fourth quarter of 2008.

Net cash used in investing activities was approximately $138.1 million for the nine months ended August 31, 2008, compared to $110.3 million for the nine months ended August 31, 2007. The increase is driven primarily by acquisitions.  In 2008, we disbursed $134.9 million for the purchase of intangible assets and five businesses. In the first three quarters of 2007, we disbursed approximately $87.3 million for acquisitions.

Net cash used in financing activities was $58.5 million for the nine months ended August 31, 2008 compared to $25.2 million during the nine months ended August 31, 2007.  This increase was primarily due to repurchases of our common stock of $56.9 million in 2008.  During 2008, we borrowed $50.0 million on our Revolver which was used to fund acquisitions.  By August 31, 2008, there was no balance outstanding on the Revolver.  We anticipate borrowing from the Revolver during the fourth quarter of 2008 to fund a portion of the purchase price for the pending Global Insight acquisition and to facilitate activity related to our share buyback program.

Share Repurchase Program

During 2006, our board of directors approved a program to reduce the dilutive effects of employee equity grants, by allowing employees to surrender shares back to the company for a value equal to their statutory tax liability.  IHS then pays the statutory tax on behalf of the employee.  Later in 2006, our board of directors approved an additional program—a stock buyback program—whereby IHS may acquire up to one million shares per year in the open market to more fully offset the dilutive effect of our employee equity programs. This program was renewed by the board of directors in late 2007 for fiscal year 2008.  During the three months ended August 31, 2008, we repurchased 577,566 shares of our Class A common stock for approximately $35.0 million, or $60.60 per share, pursuant to the stock buyback program and 51,445 shares for approximately $3.2 million, or $62.65 per share, related to shares withheld for taxes.  During the nine months ended August 31, 2008, we repurchased 671,766 shares of our Class A common stock for approximately $40.5 million, or $60.36 per share, pursuant to the stock buyback program and 261,701 shares for approximately $16.3 million, or $62.44 per share, related to shares withheld for taxes.  Since the inception of these programs, we have repurchased 1,361,728 shares of our Class A common stock for approximately $69.7 million, or $51.20 per share, pursuant to the stock buyback program and 644,514 shares for approximately $33.2 million, or $51.53 per share, related to shares withheld for taxes.

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

As of August 31, 2008, we were in compliance with all of the covenants in the agreement. We had letters of credit totaling approximately $0.7 million as of August 31, 2008.  On March 3, 2008, we borrowed $50.0 million under the Revolver at an annual rate of 3.6% to fund acquisitions.  As of August 31, 2008, this had been paid down and the outstanding balance was zero.  The use of the Revolver allows us to maintain cash levels to fund the ongoing operational needs of the business and has tax benefits as we may not have to repatriate cash from foreign locations to fund the acquisitions.

We expect to borrow on the Revolver in the fourth quarter upon closing of the Global Insight, Inc., acquisition previously described and to facilitate activity related to our share buyback program.

Capital Structure

On September 18, 2008, the holders of our 13,750,000 Class B common stock converted it to 13,750,000 Class A common shares.  In exchange for this conversion, the number of allowable demand registrations has increased from two to four times.

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

Item 3.           Quantitative and Qualitative Disclosure About Market Risk

For information regarding our exposure to certain market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2007 Form 10-K. There were no material changes to our market risk exposure during the first nine months of 2008.

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

Our growth strategy involves enhancing our offerings to meet our customers’ needs.  Our success in meeting these needs depends in large part upon our ability to deliver consistent, high-quality, and timely offerings covering issues, developments, and trends that our customers view as important.  In addition, we plan to grow by achieving our strategy of being the leading source of Critical Information and Insight in our targeted information domains through profitable organic growth and acquisitions.  We are investing in our growth strategy and it may take a considerable amount of time and expense to fully execute it or benefit from it.  If we are unable to execute our growth strategy, or if we do so less capably than our competitors, our operating performance including our ability to generate additional revenues on a profitable basis may be adversely affected.

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

We operate in over 100 countries around the world and a significant part of our revenue comes from international sales.  In the first three quarters of 2008, we generated approximately half of our revenues from sales outside the United States and we expect to increase our international presence over time.  Operations outside of the United States may be affected by changes in trade protection laws, policies, and measures as well as other regulatory requirements affecting trade and investment; unexpected changes in regulatory requirements; social, political, labor, or economic conditions in a specific country or region; and difficulties in staffing and managing foreign operations.  In addition, we must manage the uncertainties of obtaining data and creating solutions that are relevant to particular geographic markets; the complexity of maintaining and monitoring effective policies and procedures in locations around the world; differing levels of intellectual property protection in various jurisdictions; and restrictions or limitations on the repatriation of funds.

Significant fluctuations in exchange rates between the U.S. dollar and foreign currencies may adversely affect our net revenues.  Our primary operations outside the United States are in the United Kingdom, Canada, and Switzerland.  Our operating profit outside the United States has historically exceeded our domestic operating profit.

We are expanding our sales and marketing efforts in certain emerging markets.  Expanding our business into emerging markets may present additional risks beyond those associated with more developed international markets.  In any emerging market, we may face additional risks, including cash-based economies, inconsistent government policies, and sudden currency revaluations.

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

We obtain some of our critical information from independent contractors, particularly in our Energy segment and for certain offerings of our Jane’s business.  In addition, we rely on a network of dealers to sell our offerings in locations where we do not maintain a sales office or sales teams.  These independent contractors and dealers are not employees of our company.  As a result, we are limited in our ability to monitor and direct their activities.  The loss of a significant number of these independent contractors could disrupt our information-gathering efforts or our sales, marketing, and distribution activities.  In addition, if any actions or business practices of these individuals or entities violate our policies or procedures or are otherwise deemed inappropriate or illegal, we could be subject to litigation, regulatory sanctions, or reputation damage, any of which could adversely affect our business.

As part of our strategic business model, we outsource certain operations and engage independent contractors to perform work in various locations around the world.  Examples include “back office” services such as payroll as well as highly technical services such as data entry, programming, indexing, and testing.  By entering into these independent contractor arrangements, we face risks that one or more independent contractors may unexpectedly cease operations, that they may perform work that deviates from our standards, that events in a given region may disrupt the independent contractor’s operations, or that we may not be able to adequately protect our intellectual property.  If these risks were to occur, they could adversely affect our business.

We are affected by conditions and trends in our targeted industries, which may inhibit our ability to grow or otherwise adversely affect our business.

Our business, financial condition, and results of operations depend upon conditions and trends affecting the industries in which our customers do business.  Examples of such industries include energy, defense, aviation, and manufacturing.  It is possible that a global economic decline or a decline in several of our customers’ industries, for any reason, could adversely impact our customers and thus reduce our revenues.  Our ability to grow will depend in part upon the growth of these industries as well as our ability to increase sales of our offerings to customers in these industries.  It is possible that, if we fail to manage our sales and marketing efforts, consolidation of businesses could reduce our current and potential customers and could have a material adverse effect on our business.  Moreover, the larger organizations resulting from consolidation could have greater bargaining power, which could adversely affect the pricing of our offerings.  Factors that adversely affect revenues and cash flows in our customers’ industries, including operating results, capital requirements, regulation, and litigation, could reduce the funds available to them to purchase our offerings.

We depend on content obtained through agreements with third parties, including Standards Development Organizations (SDOs) for offerings in our Product Lifecycle domain, and the failure to maintain these agreements on commercially reasonable terms could prove harmful to our business.

Certain of our offerings in the Engineering segment (particularly our Specs and Standards offerings in the Product Lifecycle information domain) include content that is either purchased or licensed from third parties, including SDOs.  Offerings that rely upon SDO information accounted for approximately 27% of our total revenue in 2007.  We believe that the content licensed from many of these third parties, particularly the SDOs referred to above, cannot be obtained from alternate sources on favorable terms, if at all.  Our license agreements with these third parties are generally nonexclusive and many are terminable on less than one year’s notice. In addition, many of these third parties compete with one another and us.  As a result, we may not be able to maintain or renew these agreements at cost-effective prices, and these third parties might restrict or withdraw their content from us for competitive or other reasons.  When SDO royalty payments increase, our operating margins may decline.  If we are unable to maintain or renew a significant number of these third party content agreements, particularly those we have with SDOs, or if we renew a significant number of these agreements on terms that are less favorable to us, the quality of our offerings and our business, operating results, and financial condition may be adversely affected.

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

Sales of substantial amounts of the Class A common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of the shares.  As of September 18, 2008, there were 63,870,075 shares of Class A common stock and no shares of Class B common stock outstanding.  Through its subsidiary, Urvanos Investments Limited, TBG Holdings N.V. indirectly owned an aggregate of 14,708,859 shares of Class A common.  In addition, investment entities affiliated with General Atlantic LLC owned 2,735,409 shares of Class A common stock and Woodbridge International Holdings S.A. owned 4,399,000 shares of Class A common stock.

TBG and Woodbridge are entitled to require us to register their shares under the Securities Act under certain conditions.  For rights and conditions applicable to TBG see “Selling Stockholders—Registration Rights Agreements” under our post-effective amendment to a registration statement dated May 21, 2007 as well as our Form 8-K dated September 18, 2008, in which we announced an agreement to increase TBG’s demand registration rights from two to four.  For rights and conditions applicable to Woodbridge, see the Jane’s Information Group Stock Purchase Agreement included as an exhibit to our report on Form 10-Q for the quarter ended August 31, 2007.  The sale by us or any of these stockholders of shares of common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our shares.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and (b) are inapplicable.

(c)	The following table provides a month-to-month summary of the share repurchase activity under the current stock repurchase program during the nine months ended August 31, 2008:

Period	Total Number of Shares Purchased	Average Fair Market Value per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
December 1 — December 31, 2007	—	$—	—		1,000,000
January 1 — January 31, 2008	66,300	$58.41	66,300		933,700
February 1 — February 29, 2008	200	$60.02	200		933,500
March 1 – March 31, 2008	27,700	$60.00	27,700		905,800
April 1 – April 30, 2008	—	—	—		905,800
May 1 – May 31, 2008	—	—	—		905,800
June 1 – June 30, 2008	244,146	$58.82	244,146		661,654
July 1 – July 31, 2008	302,572	$61.94	302,572		359,082
August 1 – August 31, 2008	30,848	$61.53	30,848		328,234
Total	671,766	$60.36	671,766	(1)	328,234	(1)

(1)

During 2006, our board of directors authorized the repurchase of up to one million IHS shares of Class A common stock per year to more fully offset the dilutive effect of our employee equity programs. Effective September 22, 2008, our board of directors has approved an expansion of our repurchase program for the remainder of fiscal year 2008 under which we may invest up to $25 million to repurchase additional shares. Repurchases will be made from time to time in the open market. This table does not include the surrender of common shares by employees to the company to cover taxes due by employees upon the vesting of employee-equity awards.

Item 6.	Exhibits

(a)	Index of Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description
31.1*	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act.

31.2*	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Agreement and Plan of Merger by and among IHS, Global Insight, et al., dated as of September 18, 2008.

*                 Filed electronically herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 30, 2008.

IHS INC.

By:	/s/ Heather Matzke-Hamlin
	Name:	Heather Matzke-Hamlin
	Title:	Senior Vice President and Chief Accounting Officer