Form 10-K
period 2008-11-30
IHS Inc.
filed 2009-01-23
CIK 1316360

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Mark One)
For the fiscal year ended November 30, 2008
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES    ☐ NO

         Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ YES    ☒ NO

         The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the closing price for the Common Stock as reported on the New York Stock Exchange composite tape on the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $2,156 million. All executive officers, directors, and holders of 5% or more of the outstanding Common Stock of the registrant have been deemed, solely for purposes of the foregoing calculation, to be "affiliates" of the registrant.

         As of December 31, 2008, there were 64,798,001 shares of the registrant's Class A Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Part III of the Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 13, 2009, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant's fiscal year.

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

        Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward- looking statements. You should not rely upon forward-looking statements as predictions of future events.

        We are under no duty to update any of these forward-looking statements after the date of this Form 10-K to conform our prior statements to actual results or revised expectations.

* * * *

  Fiscal Year End

        Our fiscal years end on November 30 of each year. Unless otherwise indicated, references in this Annual Report to an individual year means the fiscal year ended November 30. For example, "2008" refers to the fiscal year ended November 30, 2008.

ii

PART I

Item 1.    Business

  Overview

        IHS is a leading provider and comprehensive source of Critical Information and Insight in a sizable and growing global information market. Our customers rely on our products and services to facilitate crucial decision-making, support key processes, and improve productivity. We provide Critical Information and Insight to meet our customers' needs, which include providing insight into global energy market movements, managing product lifecycles, meeting growing environmental challenges, assessing national or corporate security issues, and forecasting the broad economic outlook across the globe. IHS customers range from governments and large multinational corporations to small companies and technical professionals, doing business in more than 180 countries.

        At the heart of our Critical Information products and services is data obtained from public sources, third parties, and our own proprietary databases. We transform that data into Critical Information and Insight that is both useful to our customers and available where and when they need it by combining data with our proprietary and third-party technology to create graphical user interfaces, interactive search and navigation tools, and online databases. Customers access these products primarily through Internet-based applications and portals. In many cases, the combination of our data with these Internet-based tools provides the customer with a unique solution. Some products are also delivered through traditional media such as print and DVD. We further transform our Critical Information into Insight products and services with analysis from our teams of experts.

        IHS has a leading position in attractive markets. We sell our offerings primarily though online subscriptions to our numerous databases of critical information, software tools, search interfaces and other useful applications residing on top of the data, and analytical services. As a result of our subscription- based business model and historically high renewal rates, we generate recurring revenue and cash flow. IHS also has a scalable operating model that we believe offers significant operating leverage. Our compelling strategies, discussed later, combined with an experienced management team continue to drive profitable growth. IHS was organized as a Delaware corporation in 1994. IHS is celebrating its 50th anniversary in 2009 and employs approximately 3,800 people in 20 countries.

  Vision

        Our vision is to be the Source for Critical Information and Insight. When Critical Information or Insight—or both—are mission-critical to our customers in achieving their business goals anywhere around the globe, we intend to be the source that they trust, rely upon, and come to first. Over many years, we have established our reputation for providing valuable solutions to customers' information needs. In recent years, we have executed a shift to Internet-based tools and portals that better meet the demands of our customers' businesses.

        Detailed below is a description of how we intend to achieve our vision. We have outlined a set of four corporate goals to ensure that we have a compass to guide us in the pursuit of our vision. We then established a primary corporate strategy to ensure that we successfully achieve our goals. And finally, we aligned our company structure to follow our strategy—with three customer-facing regions, global product teams, and shared corporate services, all in full support of our strategy.

  Corporate Goals

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

        We are committed to measuring our progress on these four goals using quantifiable, objective metrics. For instance, to measure Customer Delight and colleague success, we use third-party surveys and set goals based on those metrics. In 2009, our goal is to improve both of those measures by a minimum of ten percent. Our commitment to deliver profitable growth will be evident in each of our quarterly and annual reports to our shareholders. Our measure of shareholder success relative to our peer group will be derived from our peers' publicly reported financial results as compared to our own performance each year.

  Corporate Strategy—our Information Domains

        Our primary strategy is to continue to improve our leadership position for Information and Insight across four targeted information "domains"—Energy, Product Lifecycle, Security, and Environment. We target the information needs of our customers by focusing on these four specific information domains where we believe we have the best opportunity to be the Source for our customers.

        Each of these four strategic information domains represents a significant market opportunity. Our goal is to be the leading source of Critical Information and Insight in each of them. In addition, these domains are often inter-related and inter-linked; thus the intersections between them represent areas of critical interest for our customers and a further market opportunity for IHS.

        We are in an ideal position to serve the broad strategic information and insight needs of our customers as well as their detailed needs in each of the four information domains where we specialize. We are at the center of many critical business decisions for our customers, whether they are of a strategic, investment, or policy-making level or critical decisions of an operating or technical nature.

  Structure

        To accommodate our strategic focus on customers, we shifted to a geographic structure that allows us to better serve our customers. We prepare our financial reports and analyze our business in accordance with our internal structure and how we run our business. Our three reportable geographic segments are: Americas, which includes the United States, Canada, and Latin America; EMEA, which includes Europe, the Middle East, and Africa, and India; and APAC, or Asia Pacific.

        This new integrated global organization makes it easier for our customers to do business with us by providing a more cohesive, consistent, and effective sales-and-marketing approach in each geography. By structuring our business around customers and the regions in which they reside, we are better able to tailor and expand our offerings to meet the unique needs of our customers both globally and in local markets. We are also able to better manage our Critical Information and Insight activities according to the best practices of each. This new structure provides a solid foundation for profitable growth in each market for all of our capabilities. It allows us a more efficient method of bringing new products and services to customers, and supports growth in existing accounts and with new customers and markets. As a result of this transformation, our defined operating segments changed to geographic segments during the third quarter of 2008.

  Information Domains and the Intersection of Domains

  Energy

        The Energy domain encompasses exploration and production of hydrocarbons through to distribution, power generation, and consumption. Examples of Critical Information and Insight in the Energy domain that are accessed through Internet-based tools and portals include:

  •
  energy activity data that consists of comprehensive current and future seismic, drilling, and development activities;

  •
  production data that tracks information on more than 90% of the world's oil and gas production;

  •
  oil and gas well data that includes comprehensive geological information on over four million current and historic wells around the world;

  •
  reservoir and basin data providing geological formation data used by customers to assess drilling feasibility;

  •
  strategic advisory services to assess energy markets, strategies, and industry trends; and

  •
  coal industry market activity and price information.

  Product Lifecycle

        The Product Lifecycle domain contains information required to take a product from conception to research and development on through to production, maintenance, and disposal. Examples of Critical Information and Insight tools accessed online through our portal in the Product Lifecycle domain include:

  •
  industry specifications and standards to aid in all phases of a product's lifecycle;

  •
  technical attributes and lifecycle information on component parts to drive part selection decisions;

  •
  design methods to aid in complex and capital-intensive research and development; and

  •
  services supporting the management of parts information in factories and plants, critical for maintaining plant uptime.

  Security

        The Security domain contains information and insight to assist in security planning, from preparation through to crisis response and military action. Examples of Critical Information and Insight on our online "intelligence center" that include analytical tools on an Internet-based portal in the Security domain include:

  •
  comprehensive information on defense, aerospace, and weapon systems world-wide;

  •
  analysis and insight on terrorist activities; and

  •
  insight supporting risk assessment on regions and supply chains.

  Environment

        The Environment domain contains information and tools that support compliance with environmental regulations and related issues. Examples of Critical Information and Insight in the Environment domain include:

  •
  interactive tools to track hazardous materials through a facility, critical for complying with federal and local regulations;

  •
  information and insight on hazardous materials in products and parts;

  •
  environmental standards to aid in the design process;

  •
  information solutions to help customers manage their corporate sustainability programs;

  •
  tools to assist customers in managing the lifecycle of chemicals; and

  •
  design methods to improve energy efficiency.

  Intersection of the Domains

        While each of our domains represents a significant market opportunity on a stand-alone basis, we believe we have a unique competitive advantage and an even greater market opportunity at the intersection of these domains. The needs of our customers have expanded due to increasing globalization and the challenging economy, which creates a need to integrate decision-making across geopolitical, economic, environmental, regulatory and value chain issues. In response, we are deepening our domain expertise in our four domains and developing integrated offerings across and at the intersection of the domains. As a case in point, the acquisition of IHS Global Insight has created a platform to deliver unparalleled market outlook and forecasting capabilities for our business across ALL domains, increasing our cross-selling opportunities.

        For example, in the intersection between the Security and Product Lifecycle domains, we believe we have an opportunity to help customers manage product cost with a better understanding of security related issues that may impact the sourcing of materials and products. Similarly, at the intersection of the Security and Energy information domains, we believe that we can help customers understand and manage security issues as a significant driver of cost in exploring for, producing, and delivering energy around the world.

        At the intersection of the Energy and Environment information domains, we plan to help customers with their growing need for information and insight as they manage the increasingly important issue of environmental impact from energy exploration, production, and delivery. In addition, between the Environment and Product Lifecycle domains, we see an opportunity to help a wide range of customers understand and manage the cost of both regulatory compliance and the actual environmental impact in their manufacturing processes.

        In all of these cases, our breadth of macroeconomic and cross-industry insights further deepens the quality of support we can offer our customers. We have the ability to offer customers products and services that span their detailed information needs by domain, their needs for broad perspectives about countries and industries around the globe, and their needs for real-time assistance in some of the most pressing and complicated issues they face; all of which provides customers with unparalleled offerings to their business decision-making needs. For example, we can help a wide variety of customers address the topic of "clean energy"—a widely recognized issue of concern for customers and non-customers alike—by offering Critical Information and Insight to help our customers understand and apply economic factors, regulations, energy sources, markets (including new markets such as carbon credits), and technology (including new and developing technologies, such as those employed in hybrid vehicles). After almost fifty years as a leading provider of information, we believe that we are ideally positioned to be the leading provider of Critical Information and Insight to customers facing new challenges in a rapidly changing world.

  Critical Information and Insight

        We deliver our products and services through a combination of Critical Information and Insight. At the heart of our Critical Information products and services is data obtained from public sources, third parties, and our own proprietary databases. We transform that data into Critical Information and Insight that is both useful to our customers and available where and when they need it by combining data with our proprietary and third-party technology to create graphical user interfaces, interactive search and navigation tools, and online databases. We deliver these products primarily through Internet-based applications and portals. In many cases, the combination of our data with these Internet-based tools provides the customer with a unique solution. Some products are also delivered through traditional media such as print and CD-ROMs. We further transform our Critical Information into Insight products and services with analysis from our teams of experts.

  Critical Information

        We provide Critical Information—a comprehensive collection of current and historical technical and business information that is highly relevant to customers in the information domains we serve—through our proprietary user interfaces and technology-driven offerings. We continually augment, update, organize, and refine this information for breadth, depth, usability, currency, and accuracy in order to deliver it according to industry requirements and customer needs. In addition, we offer our customers interactive tools, Internet-based portals, and user interfaces designed to enable informed and effective decisions in each customer's business. For instance, some of our portals provide interactive tools that produce graphical renditions of data or intuitive navigation systems that make data manageable. While we still offer customers some products on less robust media such as DVDs or print media, our goal is to offer the most useful and capable offerings possible using online technology. See below for specific examples of some of our technology.

        Our Critical Information is gathered from various sources, including through our global network of industry sources and our longstanding relationships with government agencies, manufacturers, distributors, standard development organizations (SDOs), editors and freelance contributors from all around the world. Additionally, specific to some of our Energy and Security information domain offerings, we employ a network of independent contractors who each utilize an informal network of industry and government sources to obtain data. Each of these independent contractors has entered into a written agreement with IHS to follow our standards and applicable laws in the course of obtaining data. Several of our Energy products and several products in our IHS Jane's business rely heavily upon the work product of these independent contractors.

        Our largest acquisition to date, IHS Global Insight, also enhanced our critical information capabilities. IHS Global Insight maintains one of the largest privately available time-series data collections in the world, covering macro and regional economic indicators, industry-specific statistics and metrics, financial market and securities indicators, and international trade data. Some clients purchase only historical databases; however, the majority of IHS Global Insight's customers use this raw data in conjunction with our value-added forecasts of key indicators and in the context of our analytical discussion of the importance and relevance of this information.

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

        We offer this information to our customers in a timely and user-friendly manner primarily through online subscriptions. To a lesser extent, we may offer our information products on CD-ROM, DVD, or print media. Most of our Critical Information offerings are interactive software tools. Depending on the terms of a customer's subscription, they can be made available through Internet-based portals, installed on the customer's network for local access, or reproduced for local distribution and access.

        We integrate Critical Information with technology and applications to meet the needs of a range of users across our four targeted information domains (Energy, Product Lifecycle, Security, and Environment) and from IHS Global Insight for macroeconomic and financial information. These tools enable our customers to integrate our information and their proprietary information within their workflows and business processes. Our decision-support tools range from easy-to-use "browse and search" applications, which are interfaces that allow customers to browse through all available information and search terms to locate specific information, to more sophisticated analytic systems. The underlying information could consist of a single database or multiple collections of information, depending on the subscription selected by the customer. In our more advanced decision-support tools, we strive to maintain a simple interface on the user's computer, but we design them to draw upon multiple sources of information and manipulate and organize the information into models, estimates, and other highly organized output. For example, within the energy information domain, our sophisticated engineering, cost analysis, and economics tools can help a customer estimate drilling costs, assess project economics, optimize exploration and production activities, and improve production yields.

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

        We provide our Insight to governments around the globe, major energy producers, security and defense agencies, and corporations in a wide range of industries. Our customers rely on the advantage of IHS thought leadership that results from transforming nearly 50 years of Critical Information management into vital Insight. Using our Insight products and services, our customers are better able to serve their customers, compete in global markets, and understand geopolitical and economic conditions.

        With the acquisition of IHS Global Insight, we now have an additional set of broader, strategic insights based on its macroeconomic forecasts regarding over 200 countries and almost 200 industries. Through IHS Global Insight offerings, we provide those forecasts to a broad array of government and corporate clients. By blending our deep insight in our four traditional domains with the broad macroeconomic capabilities of IHS Global Insight, we have created a unique position in the information world. For example, our product lifecycle domain is further strengthened by the addition of price and sales forecasts for key industrial inputs and commodities as well as their production cost. IHS Global Insight's offerings are particularly relevant in our current environment of economic uncertainty, as its products and services are designed to guide businesses to accurate and realistic expectations for the future.

        IHS Global Insight's services are available through subscriptions or projects, and delivered through our website, printed publications, conferences, reports, and presentations. Through its predecessor companies, IHS Global Insight founded the modern economic forecasting industry more than 40 years ago. Always a leader in modeling and forecasting, IHS Global Insight has combined its analytical capabilities with the deep experience of industry professionals to provide unparalleled coverage in automotive, energy, agriculture, steel, telecommunications, trade, tourism, healthcare, construction, and many others. IHS Global Insight provides comprehensive economic, financial, and political coverage of countries, regions, and industries using a unique combination of expertise, models, data, and software within a common analytical framework to support planning and decision making.

        Most of the IHS Global Insight offerings and the associated revenues exist at the intersection of our four domains—not fitting into any single one of domain, but supporting and addressing customer needs at the intersection of one or more. As examples, offerings within IHS Global Insight are grouped into categories that cover more than one domain: Country Intelligence; Sovereign Risk; Detailed North American Economic Analysis; Scenario Services; Pricing and Purchasing; World and U.S. Industry Analysis; Automotive; and Consulting.

        The IHS focus on both broad economic Insight and the four information domains where our customers have critical business needs (Energy, Product Lifecycle, Security, and Environment) enables us to deliver Insight to customers not only within those domains, but also where those domains intersect and overlap. We believe that IHS is uniquely positioned within and across those four information domains to deliver Critical Information and Insight to our customers around the world.

  Information Domains

  Energy Information Domain

        We are one of the leading global providers of Critical Energy Information and Insight. For more than four decades, we have provided comprehensive information to energy organizations around the world. We develop and deliver critical oil and gas industry data on exploration, development, production, and transportation to major oil and gas companies, national oil companies, electric power companies, financial institutions, and governments. We also provide operational, research, and strategic advisory services to these customers and to utilities and transportation, petrochemical, coal, and power companies.

        We complement this information with economic, political, fiscal, and regulatory analysis, as well as operational, research, and strategic advisory services. By integrating our offerings, we help energy organizations and those for whom energy is a key cost factor analyze their operations and make better use of information, which we believe enhances their ability to effectively evaluate investment opportunities, reduce operating costs, and increase their productivity.

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

        Research and expert analysis.    Through our research offerings, we provide customers with insight and analysis into challenges facing the energy industry, including economic, geopolitical, financial, technological, regulatory, environmental, and managerial matters. Our research helps customers anticipate trends in the industry in order to make informed strategic, investment, and market decisions. For example, both energy companies and financial institutions use research and analysis from IHS CERA to make informed decisions about energy investments and markets.

        IHS CERA offers syndicated research services, each focusing on different combinations of segments and regions in the energy industry, as well as custom consulting. Examples of such research offerings include Global Oil, European Gas, China Energy, and Global Liquefied Natural Gas. In addition to these syndicated research offerings, we have engaged in a number of multi-client research studies, such as Securing the Future: Making Russian-European Gas Interdependence Work, Fueling the Dragon: China's Energy Future, The Next Prize: Strategic Positioning for a Global Gas Price, and Rising to the Challenge: A Study of North American Gas Supply to 2018.

        We also develop and organize executive research summits where high level industry, financial, and governmental decision makers interact with our senior research experts and discuss energy industry trends and market dynamics. These events provide a significant opportunity for our experts and customers to exchange knowledge and ideas. We conduct more than 75 events each year, including our premier event, CERAWeek. CERAWeek is an annual executive conference that has been addressing challenges facing international energy markets and companies for 28 years. Attracting more than 1,600 of the energy industry's leading executives and companies, financial executives, and policymakers annually, it is considered to be the most important meeting of its kind and ranked one of the top five CEO-level conferences in the world. In addition to CERAWeek, other examples of our executive research summits are the Global Power Forum, Eurasia Transportation Forum and the Capital Cost Analysis Forum at the "East Meets West" conference in Istanbul.

        Strategic advisory services.    We assist customers in assessing their strategic options by providing the Critical Information and Insight required for sound decision-making. Our services focus on a range of key issues, such as global oil and gas planning, exploration and production issues, alternative business line assessments, scenario planning and facilitation, market analysis, renewable energy, and corporate facilitation. For example, we recently completed a Russian and Ukrainian Power market Entry strategy. Other current projects include a North American regional Upstream Capital Cost Index comparing across six regions in North America. Most of these services are provided through the IHS CERA business.

        The Chairman of IHS CERA is its co-founder, Dr. Daniel Yergin, who is a member of the Board of the United States Energy Association and the U.S. National Petroleum Council. He is also a Trustee of the Brookings Institution, the only foreign member of the Russian Academy of Oil and Gas, and chaired the US Department of Energy's Task Force on Strategic Energy Research and Development. Dr. Yergin is the author of the Pulitzer Prize-winning book titled The Prize: The Epic Quest for Oil, Money and Power.

        Company financial and operational analysis.    IHS Herold holds a leading position in energy company financial and operational analyses. IHS Herold, founded in 1948, is a uniquely positioned information services company, providing online transaction databases and deal analyses essential to understanding and executing energy mergers and acquisitions and capital markets transactions. Its client base is comprised of virtually every major oil and gas company, the world's leading commercial and investment banks, and top institutional and investment money managers. IHS Herold also serves clients with focused consulting services and the highly regarded annual Pacesetters Energy Conference.

        Coal industry Insight.    Our McCloskey publications keep our customer base of coal producers, traders, shippers, and coal consumers informed via eight print and online publications as well annual conferences and consulting services. Our goal is to be the reference point for information on the coal markets. For example, major transactions in the coal markets and steam coal deals in Europe are executed with McCloskey publications price information as their reference. Our McCloskey publication's leading role in global coal markets is highly complementary to our overall position in the Energy domain, aligning closely with the focus on data, markets, and fundamental analysis in the petroleum markets.

  Product Lifecycle Information Domain

        IHS is one of the leading providers of Critical Information and Insight supporting the product lifecycle from upfront R&D through design, production, maintenance, and obsolescence management. Our products and services are used by our customers in their workflows to enhance quality, reduce costs, and improve productivity.

        We have been providing product lifecycle information for almost five decades, and through this have built deep, trusted relationships with our customers globally. Through these offerings, we touch most industries and segments, with particularly large presences in the aerospace, defense, electronics, telecommunications, construction, energy and automotive industries.

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

        Our SDO (Standards Developing Organization) relationships are critical to our specifications and standards business. SDOs generally consist of manufacturer, service provider, and laboratory representatives who establish compliance guidelines, or specifications and standards, for an industry. Most engineering work is governed by a wide array of specifications and standards that are designed to ensure that products and component parts conform to generally accepted design practices, performance criteria, and quality, safety, and reliability requirements. We enter into licensing agreements with SDOs, including the SDOs that publish the most commonly used specifications and standards, to distribute this information to customers.

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

        Electronic components parts information.    The IHS electronic components eCatalog is one of the leading sources of information for this critical component category. With our product, companies can instantly access product critical component information, including component alternates, part status, manufacturer documentation, datasheets, application notes, timing diagrams, and product change notifications (PCNs). This product also provides direct access to analytical predictive lifecycle information and alert part notifications, allowing users to proactively identify and quickly minimize lifecycle management challenges, accelerating ROI.

        Obsolescence management tools.    Utilizing the information in our electronic components parts product, IHS offers a tool for our customers to help them manage parts obsolescence. Bill of materials (BOM) or component manufacturer part number lists are imported and then automatically matched against our industry-reference component database. Provided for each matched manufacturer part number is current manufacturer availability, suggested Form-Fit-Function (FFF) alternate part numbers and our proprietary life cycle modeling and part availability predictive data.

        Government parts information.    IHS offers a parts and logistics management system, centered on parts procured by the U.S. government. We provide crucial integrated and interoperable logistics information so that processes can be automated, labor and research costs may be reduced and new levels of efficiency and return on investment can be realized. This product contains information on more than 100 million items in the U.S. Federal Supply Catalog and over 40 U.S. Army, Navy, Air Force, and related military databases. Access to the National Forging Tooling Database (NFTD) provides visibility to spare parts and tooling. Superior search engine capabilities enable users to search by a wide range of criteria, databases, or other commands to returns relevant results in seconds.

        Fasteners parts information.    The IHS Fasteners eCatalog provides decision support for the identification, specification and sourcing of Aerospace & Defense standard fasteners such as bolts, screws, nuts, washers, rivets, and studs. Designed with the engineering workflow in mind, the IHS Fasteners eCatalog helps solve time-consuming challenges that engineers experience when navigating through various "flat" standards. It simplifies the human element of incorporating approved standard parts into drawings and empowers the engineer with the ability to search for fasteners by part number, document number or parametric, based on the proprietary normalization and categorization of fastener physical and mechanical attributes.

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

  Security Information Domain

        Security needs of our customers are highly diverse, including support around key areas such as equipment, military forces, organizations, businesses, markets and geopolitics. In our increasingly competitive and uncertain world, planning for effective security protection in any realm begins with a full understanding of the types and sources of risk that organizations face to stay ahead of potential threats.

        IHS Jane's provides the most up-to-date security information and intelligence so that our customers can accurately assess strength and vulnerability when making a security analysis. From its inception in 1898, IHS Jane's has built a global brand by providing impartial, accurate and reliable security information and insight to leading corporations, governments and agencies around the world. With a large team of dedicated editors, researchers, and analysts monitoring, evaluating, and reporting developments, IHS Jane's offerings blend public data, media content, and professional and academic sources with expert analysis to provide insight on global developments and trends. A variety of electronic and print formats are available for seamless integration into our customers' own intelligence and decision-making processes.

        In 2008, IHS acquired a 50 percent investment in a joint venture with Lloyd's Register, the world's oldest international ship classification society. That joint venture, Lloyd's Register—Fairplay, supplies maritime information publications and electronic products to the world's maritime industry and maritime regulatory authorities. Regulatory bodies that rely upon Lloyd's Register—Fairplay include government agencies such as customs, military, and coast guards. Sophisticated computer databases developed by Lloyd's Register—Fairplay, including unique coding systems covering ship types, ports, and shipbuilders, cover the full life cycle (from creation to destruction) of all known, propelled, sea-going merchant ships in the world fleet of 100 gross tonnage and above. In 2008, this comprised over 100,000 ships. Detailed information includes full registration and technical details, ownership, construction, reported fixtures, Port State Control detentions, photographs, historic movements, and casualties and demolitions.

  Critical Information

        IHS Jane's.    IHS Jane's collects critical information relating to national and international security, defense intelligence, terrorism and insurgency, transportation, law enforcement and public safety. However, to create IHS Jane's offerings, our staff of editors and experts interprets and enhances the information. Accordingly, we consider all of the IHS Jane's security solutions today to be under our Insight umbrella, as listed below.

        Ports and terminals.    The LRF Ports and Terminals database contains comprehensive details of over 10,000 ports and terminals worldwide. Customers can access AISLive for real time and historic ship movements. This covers Europe as well as regions in the Americas, the Caribbean, Mediterranean and Far East.

        Print publications.    The flagship publication "Lloyd's Register of Ships" (first edition 1764) is published annually by Lloyd's Register—Fairplay. The weekly magazine "Fairplay International" and a host of other print products and statistical publications make the Lloyd's Register—Fairplay catalog of publications a critical source for customers with maritime interests throughout the world.

        Defense forecasting.    DS Forecast is our electronic subscription tool that forecasts defense equipment procurement 10 years into the future for 19 global defense and aerospace markets. DS Forecast provides users the capability to manipulate data and perform graphical analyses to develop relevant conclusions from the data. Users can analyze market share, market growth rates, track competitors, and identify opportunities, among other attributes.

        Custom publications.    Certain electronic data products may be customized specifically for individual client in-house systems. Included in these customer-designed services to major clients are joint-products with specialized software suppliers. These products are sold to most sectors of maritime business and government. The databases are used within business or regulatory processes and also by agencies engaged in maritime security, protection and law enforcement. The benefits in obtaining this information from Lloyd's Register—Fairplay is the convenience of standardized data coding within an aggregated database product as well as the independent checking of the data by its expert analysts.

  Insight

        Comprehensive coverage.    IHS Jane's provides a broad array of content coverage including: worldwide news and features; reference content, images and video; company/organizations (profiles, capabilities, people, capacity, culture, strategy, performance and prospects); equipment (specifications, utilization, markets, inventories, manufacturers and forecasts); markets (demographics, history, current status and developments, trends and forecasts, and future opportunities); governments (the political parties, people, policies and budgets that underpin the national standing); countries (demographics, military forces, state stability, international relations, proliferation and procurement, risk assessments, terrorism, and other threats); and events (tracking the events, incidents and announcements that occur every day around the world).

        National and international security.    We conduct analyses of the internal and external dynamics of almost every country in the world and how their military and political environments and relationships influence the landscape, including major developments in the world's trouble spots and their predicted outcomes; accurate pinpointing and prediction of geopolitical threats and risk around the world; analysis on a country's sphere of influence, ambitions and risk levels; and assessments of military strength and vulnerability for threat analysis and strategy development.

        Defense intelligence.    Analysis on the latest defense equipment and technology, emerging systems and industry developments, including developments, programs, specifications on all currently operational defense equipment systems and armament; world renowned orders-of-battle breakdowns for most of the armies, navies and air forces around the world. The acquisition of Documental Solutions has enabled us to create the market-leading market intelligence tool for business development professionals in the commercial defense industry.

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

        Law enforcement.    IHS Jane's is a global resource on police and security equipment, including news and analysis on current UK policing issues and policy matters; product and service reference on equipment, armament, and personal protection for law enforcement personnel; and procedure, use, and technologies behind less-lethal weapons.

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

        Strategic advisory services.    IHS Jane's Strategic Advisory Services provide strategic consulting services to governments and businesses to carry out detailed, specialist research into key areas of concern, and to prepare reports to feed into customers strategic planning processes. A global network of expert analysts provides extensive experience in aerospace and defense, national security, geopolitics, threat/risk analysis, and corporate strategy development. Practice areas are split between Corporate and Government & Public Policy services. Corporate services include market forecasting, competitive analysis, customer analysis, program tracking and opportunity identification. In addition, a Mergers and Acquisitions service provides investment and divestment screening, M&A impact analysis, transactions support, due diligence, and regulatory risk analysis. The Government and Public Policy service offers training, collection and analysis of open source intelligence; special studies in the areas of threat assessments, policy analysis, order of battle studies, and regional/country assessments; procurement support in the way of technology assessments, budget and funding analysis, RFP support and bid analysis; as well as workshops and gaming exercises.

        Maritime consulting.    Lloyd's Register—Fairplay provides maritime consultancy services through its specialist staff in Gothenburg, Sweden. As with IHS consulting, the Lloyd's Register—Fairplay advisory offering are supported by a deep store of critical information and expertise developed through many years of experience in the industry.

  Environment Information Domain

        Drawing on our successes and experience in the other three domains, IHS is building a leading presence in providing Critical Information and Insight supporting decisions around the environment. With the acquisition of Dolphin Software, Inc and Environmental Software Providers (ESP) in 2008, we believe IHS is uniquely positioned to deliver a comprehensive environmental solution especially in the areas of climate change, environmental information management, and sustainability reporting and chemical lifecycle management.

  Critical Information

        Climate change, green house gas and sustainability information.    We have a leading position in enterprise information solutions to help companies manage their corporate wide sustainability programs. Our solutions include greenhouse gas, air and water emissions management as well as the management of emissions allowances and credit portfolios. These tools are critical in the growing areas of corporate sustainability, green house gas and climate change.

        Supply chain greening information.    We offer valuable tools and information for the growing area of supply chain greening. We provide a comprehensive solution that allows companies to reduce costs and regulatory risk while improving worker safety and reducing environmental impact by selecting less hazardous chemicals for their operations.

        Chemical management information.    Our chemical management tools and MSDS database information provide the foundation for companies, from single site to global enterprise, to move from basic compliance toward total chemical management. These tools are critical to maintain compliance with various regulations.

        Hazardous materials compliance.    We provide a hazardous materials management systems (HMMS). This tool allows facilities managers and compliance officers to track hazardous materials from the point they enter a facility, through usage, to disposal. This tool is critical to maintain compliance with reporting regulations.

        Restriction of hazardous substances (RoHS) product data information.    As a critical addition to our electronic parts database, we track and maintains content around several critical hazardous materials that may be found in certain electronic components. Certain regions forbid the importation and sales of products containing these materials, and our database is critical to ensure compliance with local regulations.

        Product environmental compliance tool.    We offer a tool that allows our customers to quickly match their component list against our list of hazardous materials, and offers suitable substitutions that allow our customer to remain compliant with local regulations

        Hazardous materials parts management.    We collect and standardize HAZMAT data according to a customer's specific requirements and compliance obligations, such as those cited in the EU RoHS/WEEE directives, in addition to other safety and regulatory requirements. We also provide services and software for integration into enterprise/parts management applications and ongoing maintenance systems. In support of our solution, we can provide a HAZMAT information database available to current and future customers.

  Insight

        Environmental consulting.    We currently provide Environmental Insight primarily through consulting engagements. These engagements leverage our knowledge of the environmental and carbon emissions markets. Examples of the types of engagement include: assessment of voluntary carbon emissions markets; carbon emission policy analyses; market strategies for clients affected by new environmental policies; and corporate investment strategies in light of the changing environmental laws and regulations.

  Critical Information and Insight at the Intersection of the Domains

        As detailed earlier, we provide certain offerings that cannot be classified into a single Information Domain, but rather exist at the immediate intersection of the domains. Many of these offerings are part of IHS Global Insight and allow us to provide capabilities that uniquely position IHS to provide Critical Information and Insight on increasingly complex issues where the Domains intersect.

        Country intelligence.    A full range of country intelligence products cover over 200 countries, providing objective and up-to-the-minute analysis of the key factors driving country, regional, and global markets. These factors include economic analysis, data, and forecasts; political analysis; regulatory analysis; tax laws and their impacts; operational conditions; and security risk analysis—all through the prism of a daily-updated risk assessment model. On a daily basis, clients receive event-driven updates of our country risk analysis and ratings, expert analysis of key economic and political developments, and forecasts and perspectives for planning and decision making. Country Intelligence services deliver daily Same-Day Analysis articles via e-mail alerts, comprehensive country reports and country risk assessments updated as events dictate, and detailed economic forecasts.

        Sovereign risk.    IHS Global Insight's Sovereign Risk Service provides a unique assessment of sovereign credit risk for over 200 countries worldwide. Sovereign ratings are generated in a systematic and consistent manner using a transparent analytical model based on the experiences of global lending institutions. The ratings are derived principally from a detailed examination of each country's key liquidity and solvency ratios. The assessment process also incorporates the current condition and outlook for each country's economy and political situation into the ratings, including public sentiments and policymakers' attitudes toward foreign creditors.

        Detailed North American economic analysis.    IHS Global Insight's U.S. Macroeconomic Service provides in-depth forecasts and analyses on the dynamics shaping the U.S. economy—the largest economy in the world. We monitor and forecast all economic sectors and the forces that drive them, providing daily analysis and interpretation of key economic data releases and events, likely impacts of proposed policy changes—from an unbiased source, and anticipated changes in interest rates, exchange rates, and inflation. The Canadian economy is also covered in similar detail. The U.S. Regional Service provides analysis and forecasts for each state and metropolitan statistical area, and the U.S. Industry Services provides detailed forecasts for revenues, output, costs, and profitability for about 170 industries.

        Scenario services.    While most of IHS Global Insight's economic forecasting products include evaluation of alternative scenarios, the Global Executive Strategy Council focuses a small group of clients on the implications of long-term strategic issues. The Global Scenario Model provides the framework for quantification of the likely outcomes of the various what-if exercises that the Council identifies.

        Pricing and purchasing.    Pricing and Purchasing services cover more than 750 commodities and global wage and manufacturing costs, helping clients to improve the management of supply chains and negotiate better contracts. This service is used to benchmark commodity buys versus market averages, evaluate supplier quotes, quantify the sources of price changes, identify the best time to buy, negotiate contract escalator terms, and develop budgets, compensation plans, and COLAs (Cost of Living Adjustments).

        World and U.S. industry analysis.    The World Industry Service and the more detailed U.S. Industry and Risk Service are key tools for market sizing, covering 94 industries in more than 70 countries and 170 industries in the U.S. Used in sales and strategic planning functions, the service helps users to identify risk and opportunities across countries and sectors, develop sales and product plans, minimize credit risk, benchmark company and sector performance, and allocate resources effectively.

        Automotive.    IHS Global Insight's deepest industry coverage is in the automotive industry. We provide industry analysis, forecasts, data, and consulting services for manufacturers, component suppliers, financial organizations, transportation companies, and government agencies. Automotive products and services include global and regional analysis and forecasting, vehicle and component-level data, automotive same-day analysis, market profiles and monthly reports, manufacturer and supplier profiles, sustainable mobility, automotive conferences and seminars, and multi-client studies focused on the supplier industry through our SupplierBusiness Limited subsidiary. Clients use this information to evaluate a market's potential, risk, and opportunity; quantify market-segmentation shifts; analyze competitors' product, market, and manufacturing strategies; check the accuracy of internal and customer forecasts; and assess technology-related risks and opportunities.

        Other "Intersection" offerings.    In addition to our thorough global industry analysis and detailed U.S. Industry coverage, IHS Global Insight also has separate practices covering all major industries, with special emphasis and dedicated staff providing in-depth coverage of: agriculture, construction, consumer markets, information technology, steel, trade and transportation, and tourism. In five industries—automotive, banking energy, health care, and telecommunications—Same-Day Analysis provides a daily-update framework to country reports, regulatory analysis, and company reports.

        Consulting service.    IHS Global Insight's consulting services leverage our wealth of business, financial, and economic information to analyze problems and provide solutions. We apply the insight and expertise of our forecasting and analytical services to advise clients on specific issues that affect their competitive position, investment strategy, or policy positions by investigating marketplace and global economic dynamics; identifying the external market forces that will shape potential growth; and providing clear, concise recommendations to help maximize opportunity and mitigate risk.

  Acquisitions

        Since acquisitions play a key role in expanding our information domain leadership and driving profitable growth, we emphasize strategy and discipline in determining which targets to pursue and ultimately acquire. Our acquisition strategy is guided by our need to serve our customers most pressing business issues at both the strategic and operating level as well as our goal to deepen our expertise in our four targeted information domains (Energy, Product Lifecycle, Security, and Environment) and the intersection opportunities between the domains such as the area of supply chain management. To maintain a disciplined approach to acquisitions, we have established a set of guiding principles. In general, an acquisition should:

  •
  provide a strategic/synergistic fit by filling gaps within our targeted information domains, adding capabilities to our suite of technologies and online tools, and enhancing our portfolio of products and services;

  •
  offer an opportunity to drive more customer value or product continuity with other offerings;

  •
  add a differentiated value proposition that would be difficult for us to replicate organically;

  •
  provide the opportunity to add to our human capital depth;

  •
  share our core values and have a culture complementary to ours;

  •
  be accretive over a reasonable period of time; and

  •
  meet our financial criteria.

        We have completed 23 acquisitions over the last three years. Some were relatively large, others were small, but they all filled a strategic need. Our larger acquisitions enable us to achieve greater reach in a given or multiple domains—IHS Global Insight, for instance. Similarly, our "bolt-on" or "tuck-in" acquisitions, while generally smaller, tend to consist of databases or datasets (such as the acquisition from Divestco USA Inc.) that provide a strategic broadening of our Critical Information offerings. These bolt-on acquisitions often come with little to no overhead and deliver higher incremental margins than larger acquisitions.

        During 2008, we made the following acquisitions:

  •
  Global Insight, Inc (Global Insight).  In October 2008, we completed our acquisition of Global Insight, Inc. based in Lexington, Massachusetts—now called IHS Global Insight—the recognized leader in providing the most comprehensive global economic information, analysis and consulting services to corporations, financial institutions and governments around the world. The acquisition closed for $117.2 million in cash and approximately 1.3 million shares of IHS common stock, which were valued at $44.3 million based on the closing price of IHS on Oct. 10, 2008. Terms of the transaction included a lock-up agreement restricting the salability of IHS shares with 10 percent of the shares restricted for one year, 50 percent for two years and 40 percent for three years.

  •
  Divestco USA Inc. (Divestco).  In September 2008, we acquired the product portfolio of Divestco, a strategic provider of comprehensive data and analytical tools for the oil and gas industry, for approximately $3.0 million in cash.

  •
  Documental Solutions LLC (Documental Solutions).  In September 2008, we acquired Documental Solutions LLC of Falls Church, Virginia for approximately $22.2 million in cash. Documental Solutions is a leading provider of market intelligence and analysis tools for the defense and aerospace industry.

  •
  JFA International (JFA).  In March 2008, we acquired the assets of JFA, a London, England based provider of strategic analysis to the energy industry's exploration and production sectors. JFA was acquired for £2.0 million, or approximately $3.9 million based on the exchange rate as of the date of acquisition.

  •
  Environmental Software Providers (ESP).  In March 2008, we acquired Environmental Software Providers, the business name for Electric Software Products, Inc., based in Mountain View, California, for approximately $18.7 million in cash. ESP is a provider of enterprise information solutions used by companies to assist in managing their environmental sustainability programs.

  •
  Dolphin Software, Inc. (Dolphin).  In March 2008, we acquired Dolphin of Lake Oswego, Oregon for approximately $23.7 million in cash. Dolphin is a leader in developing and using chemical data information and software used by companies to record and track chemicals stored and used in their facilities.

  •
  Prime Publications Limited (Prime).  In March 2008, we acquired Prime, which owns a 50% interest in the Lloyd's Register-Fairplay Limited joint venture, a leading source of global maritime information. The investment in Lloyd's Register-Fairplay was the primary asset of Prime. Lloyd's Register of London, England is the joint venture partner owning the other 50%. IHS accounts for the joint venture under the equity method of accounting. IHS acquired 100 percent of the stock of Prime for approximately £38.0 million, or approximately $76.1 million based on the exchange rate as of the date of acquisition, which included £10.7 million, in non-interest bearing seller notes valued at $16.0 million as of November 30, 2008, and the remainder was paid in cash.

  •
  McCloskey Group Limited (McCloskey).  In December 2007, we acquired McCloskey, the leading provider of news, Critical Information and Insight on the international coal markets located near London, England. We acquired McCloskey for £13.9 million, or approximately $28.2 million as of the date of acquisition, using cash on hand.

  Our History

        IHS has been a trusted name in the business of managing technical information since 1959. Over the years, we have expanded our offerings from a catalog database for aerospace engineers to become one of the leading providers of Critical Information and Insight in the Energy, Product Lifecycle, Security, and Environment information domains. In the late 1990s, we acquired several established energy information providers. The group that now comprises our Energy information domain offerings have accumulated and developed well production and geological information from industry and government sources dating back to the nineteenth century. With the evolution of new technologies, we transitioned our delivery methods from microfilm to the Internet and other electronic media. As our offerings have developed over the years, we have remained committed to providing our customers with solutions that facilitate decision-making, support key processes, and improve productivity.

  Product Development and Technology

        Our product development efforts and use of technology focus on the collection, management, and delivery of Critical Information and Insight to our customers through our offerings. We manage our comprehensive collection of critical technical information through what we refer to as our "strategic content framework." The data itself is stored in a network of information repositories, many of which are linked directly to our strategic content framework. The development, management, and expansion of our framework and information repositories are central to our product development efforts. We continuously update and enhance our strategic content framework and repositories through proprietary methods and the use of technology encompassing the following steps:

  •
  we gather raw data from thousands of sources around the world;

  •
  we transform raw data into Critical Information and Insight through a series of proprietary, knowledge-based workflows and rule-driven technologies;

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

        Our strategic content framework and other information management tools allow content to be identified by a variety of search and cross-reference methods. We use proprietary and non-proprietary technologies that index Critical Information in a variety of ways, such as broad field categories, document type, document title, and industry segment. We employ robust, redundant storage technology to ensure that our Critical Information is highly available. Our processes allow for updating as soon as new and relevant information becomes available.

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

        We use a series of digital rights management methods and technologies to preserve our intellectual property rights and the intellectual property rights of third-party licensors. These methods and technologies (for certain of which we have patent applications pending) involve applying and tracking the license rights granted to a given customer, while simultaneously assuring that Critical Information outside of a customer's licensed rights is not accessible. They also permit customers to download files or produce hard copies that are "watermarked" with license information and security codes designed to discourage unauthorized distribution of the content. See "Risk Factors—We may not be able to protect intellectual property rights."

        Our strategic content framework is driven by industry standard technologies. In addition, we have standardized hardware, decision-support tools, and application platforms from industry- leading companies. We also have proprietary technology to support our strategic content framework, information repositories, and offerings.

        As a global company, we seek cost-efficient and technologically advanced locations for our data centers, data entry, quality assurance, and development functions. To that end we have established "Centers of Excellence" (COEs) to serve as our primary sites for handling data and technology. These COEs are located in the United States, the United Kingdom, Canada, India, and Malaysia. Our COEs are supported by "Off-Shore Development Centers" in India, China, and Eastern Europe.

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

  Sales and Marketing

        Our sales and marketing teams are organized to support our three geographic segments. Thus, our customer facing efforts are aligned with our customers and their local markets to best serve them and their needs. "Customer First," our program to understand both current customer satisfaction levels and opportunities to be addressed, provides additional direction to sales and marketing about key areas of focus.

        Within each of our geographic segments, our sales force is generally organized based on the size of our customers and our expertise in key customer industries. Our global account management teams address the needs of our largest customers. As the account size becomes progressively smaller, we organize sales and renewal efforts around field sales, inside sales (telesales or e-commerce), and our dealer network.

        Each global account team is comprised of a global account manager and product/solution experts. The global account manager is responsible for harnessing the knowledge of our product specialists bring the right IHS expertise to the customer's business needs. Teams range in size from eight to fifteen members. Senior executives at IHS are assigned to, and personally engage with, global accounts to understand needs and concerns.

        We train all of our sales colleagues using a third-party sales methodology that is designed to facilitate revenue growth while improving sales productivity. This methodology includes account planning, managing complex sales opportunities, and effective sales calls. The account planning process is a continuous evaluation of customer business needs with the goal of retaining and extending the business relationship that we have with each customer. Our sales methodology facilitates revenue growth while improving sales productivity. Sales incentive compensation is based on renewing and growing accounts, winning new accounts, cross-selling additional products, and selling new products to additional customers.

        New customer acquisition is largely conducted by our dedicated new business team. This team systematically identifies potential new customer opportunities and the sales approach for larger new business opportunities. Our inside sales team also pursues smaller new customer opportunities. We supplement our sales efforts with e-commerce capabilities, which enable customers to purchase offerings online.

        We use an extensive dealer network to reach customers in locations where it is not cost-effective to use our sales teams or maintain a sales office. We have approximately 60 dealers that are independent contractors, each employing from one to five sales persons. Some dealers are focused on only our offerings, but many dealers provide other products and services as part of a broad array of information offerings for their customers in their select geography. Revenue generated by dealers represents less than 5% of our total revenue.

        We review, on an annual basis, our go-to-market sales strategy. We do this to optimize the allocation of our sales resources across customer size and industries, to capture the most attractive new business opportunities, and to grow our customer base.

        Our marketing teams are organized at the corporate, regional, and product levels. Our corporate team provides strategic marketing programs and training resources while also focusing on new directions for the product line-up. These teams are also responsible for overall coordination across marketing groups. Corporate marketing works closely with corporate communications and branding experts in continuing to raise the visibility of IHS products and services to new and continuing customers. Our regional marketing teams work alongside and support our regional sales teams both by driving brand awareness and demand generation at the local level. We tailor marketing programs by target audience and regionally leverage a marketing mix of events, e-marketing, advertising, sales collateral, and public relations.

        Our product marketing teams are primarily responsible for ensuring that our offerings are meeting the needs of our customers. These teams conduct ongoing market research to understand changing needs within our targeted industries and customer types. They analyze industry investment patterns, competitive offerings, and work with our product development teams to ensure that we are creating Critical Information and Insight offerings that are relevant and deliver customer value. These teams also study industries we do not currently target to determine if there are potential users that could benefit from our offerings.

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

        Starting in 2007, we initiated a companywide priority that puts our customers at the forefront of everything we do. Called "Customer First," this initiative utilizes detailed customer surveys using third party methodologies to assess customer sentiment, resulting in an overall "Customer Delight" score that we measure and track annually. The surveys also are used to determine priorities for product and service improvements in the coming year. Beginning in 2008, every IHS employee was given a personal objective tied to improving this score. Improvements made against this "Customer Delight" score correlate to a portion of each employee's annual salary adjustment. Between 2007 and 2008, we improved our "Customer Delight" score by ten percent, meeting the objective set at the beginning of the year by our Chief Executive Officer. For 2009, we have set a goal of improving that score by another ten percent.

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

        In our Energy information domain, our U.S. well and production data offerings compete with offerings from TGS-NOPEC Geophysical Company and DrillingInfo, Inc., in addition to smaller companies. Certain of our Energy offerings compete with products from Wood Mackenzie Ltd. and Geologic Data Systems, Inc., in addition to other specialized companies. Our Energy domain's advisory services compete with PFC Energy in addition to other smaller consulting companies.

        In the Product Lifecycle, Security, and Environment information domains, we compete against a fragmented set of companies. In the Product Lifecycle information domain, we compete with SAI Global's ILI, Thomson Corporation's Techstreet™, United Business Media's Barbour, and some of the SDOs. Also within that domain, our parts offerings compete with products from PartMiner, Inc., SAI Global's ILI, Total Parts Plus, Inc., GlobalSpec, and Thomas Publishing Company, among others. In the

Security information domain, we compete against large publishers such as McGraw-Hill, and Gannett, and smaller niche players such as Armada International, Forecast International, Control Risks, and JSA Partners, among others. The Environment information domain is highly fragmented. Primary competition in this marketplace comes from internal customer resources, as well as small niche players. Our IHS Global Insight business competes with a variety of niche players as well as with the Economist Intelligence Unit.

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

  Employees

        As of November 30, 2008, we had approximately 3,800 employees, of which approximately 2,100 were located in the United States and approximately 1,700 were located abroad. None of our employees are represented by a collective bargaining agreement and we consider our employee relations to be good.

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

        We routinely post other important information on our website under the "Investor Relations" link, so please check www.ihs.com.

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

        We intend to continue to selectively pursue acquisitions to complement our organic growth. There can be no assurance that we will be able to identify suitable candidates for successful acquisitions at acceptable prices. In addition, our ability to achieve the expected returns and synergies from our past and future acquisitions and alliances depends in part upon our ability to integrate the offerings, technology, administrative functions, and personnel of these businesses into our business in an efficient and effective manner. We cannot assure you that we will be successful in integrating acquired businesses or that our acquired businesses will perform at the levels we anticipate. In addition, our past and future acquisitions may subject us to unanticipated risks or liabilities or disrupt our operations and divert management's attention from our day-to-day operations.

If we are unable to consistently renew subscriptions for our offerings, our results could weaken.

        In 2008, we derived approximately 75% of our revenues from subscriptions to our offerings. These subscriptions are generally for a term of one year. Our results depend on our ability to achieve and sustain high annual renewal rates on existing subscriptions and to enter into new subscription arrangements on commercially acceptable terms. Our failure to achieve high annual renewal rates on commercially acceptable terms would have a material adverse effect on our business, financial condition, and operating results.

Our international operations are subject to exchange rate fluctuations and other risks relating to non-U.S. operations.

        We operate in over 100 countries around the world and a significant part of our revenue comes from international sales. In 2008, we generated approximately half of our revenues from sales outside the United States, and we expect to increase our international presence over time. Operations outside of the United States may be affected by changes in trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment; unexpected changes in regulatory requirements; social, political, labor or economic conditions in a specific country or region; and difficulties in staffing and managing foreign operations. In addition, we must manage the uncertainties of obtaining data and creating solutions that are relevant to particular geographic markets; the complexity of maintaining and monitoring effective policies and procedures in locations around the world; differing levels of intellectual property protection in various jurisdictions; and restrictions or limitations on the repatriation of funds.

        Significant fluctuations in exchange rates between the U.S. dollar and foreign currencies may adversely affect our net revenues and operating profit. Our primary operations outside the United States are in the United Kingdom, Canada, and Switzerland.

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

Continued disruption in credit markets and governmental policy changes may adversely affect our business, financial condition, and results of operations.

        Recent disruptions in the financial and credit markets may adversely affect our business and our financial results. The tightening of credit markets may reduce the funds available to our customers to buy our products and services for an unknown, but perhaps lengthy, period. It may also result in customers extending times for payment and may result in our having higher customer receivables with increased default rates. General concerns about the fundamental soundness of domestic and foreign economies may also cause customers to reduce their purchases from us even if they have cash or if credit is available to them. If for any reason we lose access to our currently available lines of credit, or if we are required to raise additional capital, we may be unable to do so in the current credit and stock market environment, or we may be able to do so only on unfavorable terms.

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

        We obtain some of our critical information from independent contractors, particularly in our Energy domain and for certain offerings of our IHS Jane's business. In addition, we rely on a network of dealers to sell our offerings in locations where we do not maintain a sales office or sales teams. These independent contractors and dealers are not employees of our company. As a result, we are limited in our ability to monitor and direct their activities. The loss of a significant number of these independent contractors or dealers could disrupt our information-gathering efforts or our sales, marketing, and distribution activities. In addition, if any actions or business practices of these individuals or entities violate our policies or procedures or are otherwise deemed inappropriate or illegal, we could be subject to litigation, regulatory sanctions, or reputation damage, any of which could adversely affect our business.

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

        Our business, financial condition, and results of operations depend upon conditions and trends affecting the industries in which our customers do business. Examples of such industries include energy, defense, aviation, and manufacturing. It is possible that the global economic decline or a decline in several of our customers' industries, for any reason, could adversely impact our customers and thus reduce our revenues. Our ability to grow will depend in part upon the growth of these industries as well as our ability to increase sales of our offerings to customers in these industries. It is possible that, if we fail to manage our sales and marketing efforts, consolidation of businesses could reduce our current and potential customers and could have a material adverse effect on our business. Moreover, the larger organizations resulting from consolidation could have greater bargaining power, which could adversely affect the pricing of our offerings. Factors that adversely affect revenues and cash flows in our customers' industries, including operating results, capital requirements, regulation, and litigation, could reduce the funds available to them to purchase our offerings. Our failure to maintain our revenues or margins could have a material adverse effect on our business, financial condition, and operating results.

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

        Some of the critical information we use in our offerings is publicly available in raw form at little or no cost. The Internet and other electronic media have simplified the process of locating, gathering, and disseminating information. If users choose to obtain the critical information they need from our competitors, content providers such as standards bodies, or public sources, our business, financial condition, and results of operations could be adversely affected.

We could experience property damage, system failures, or capacity constraints, which could interrupt the delivery of our offerings to customers and ultimately cause us to lose customers.

        Our ability to protect our data centers against damage from interruptions or breach of information systems security, fire, power loss, sabotage, telecommunications failure, or other accidents or disasters is critical. Material delays or failures in our systems or errors in the technology that we use to store and deliver our content to customers could harm our business. The growth of our customer base may also strain our systems in the future. In addition, our products could be affected by failures of third-party technology used in our products and we could have no control over remedying these failures. Material failures or problems with our systems or offerings could force us to incur significant costs to remedy the failures or problems, decrease customer demand for our products, tarnish our reputation, and harm our business.

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

        Certain of our offerings—particularly our Specs and Standards offerings in the Product Lifecycle information domain—include content that is either purchased or licensed from third parties, including SDOs. Offerings that rely upon SDO information accounted for approximately 20% of our total revenue in 2008. We believe that the content licensed from many of these third parties, particularly the SDOs referred to above, cannot be obtained from alternate sources on favorable terms, if at all. Our license agreements with these third parties are generally nonexclusive and many are terminable on less than one year's notice. In addition, many of these third parties compete with one another and us. As a result, we may not be able to maintain or renew these agreements at cost-effective prices, and these third parties might restrict or withdraw their content from us for competitive or other reasons. If we are unable to maintain or renew a significant number of these third party content agreements, particularly those we have with SDOs, or if we renew a significant number of these agreements on terms that are less favorable to us, the quality of our offerings and our business, operating results, and financial condition may be adversely affected.

The price of our common stock may be volatile and may be affected by market conditions beyond our control.

        Our share price is likely to fluctuate in the future because of the volatility of the stock market in general and a variety of factors, many of which are beyond our control. Sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of the shares.

        Market fluctuations could result in volatility in the price of shares of our common stock, which could cause a decline in the value of your investment. In addition, if our operating results fail to meet the expectations of stock analysts or investors, we may experience an immediate and significant decline in the trading price of our common stock.

Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable.

        Certain provisions in our governing documents could make a merger, tender offer, or proxy contest involving us difficult, even if such events would be beneficial to the interests of our stockholders. These provisions include our classified board, our supermajority voting requirements, and our adoption of a rights agreement, commonly known as a "poison pill." In addition, we are subject to certain Delaware anti-takeover provisions. Under Delaware law, a corporation may not engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Accordingly, our board of directors could rely upon these or other provisions in our governing documents and upon Delaware law to prevent or delay an acquisition of us.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

Facilities

        We own two office buildings in Englewood, Colorado, which comprise our headquarters, and other office buildings in London and Tetbury, England; Geneva, Switzerland; and Johannesburg, South Africa. We lease space for a total of 76 offices in 24 countries, including offices in Cambridge and Lexington, Massachusetts; Dallas, Grapevine, Midland, Onalaska, and Houston, Texas; Salt Lake City, Utah; Arlington, Virginia; Tulsa and Oklahoma City, Oklahoma; Mountain View and San Francisco, California; New York, New York; Denver, Colorado; Norwalk, Connecticut; Washington, D.C.; Miami, Florida; Troy, Michigan; Lake Oswego, Oregon; Eddystone, Pennsylvania; Alexandria, Virginia; Moscow, Russia; Rio de Janeiro, Brazil; Stockholm, Sweden; Eastwood, Australia; Copenhagen, Denmark; Milan, Italy; and Gdansk, Poland. We also lease space at six locations in Canada, eleven locations in the United Kingdom, two locations in Germany, two locations in South Africa, two locations in Mexico, two locations in Malaysia, four locations in China, two locations in France, three locations in India, two locations in Japan, two locations in Singapore, and two locations in the United Arab Emirates. We believe that our properties, taken as a whole, are in good operating condition, are suitable and adequate for our current business operations, and that additional or alternative space will be available on commercially reasonable terms for future use and expansion.

        Our ownership and operation of real property and our operation of our business is subject to various environmental protection and health and safety laws and regulations around the world. Some environmental laws hold current and previous owners and operators of businesses and real property liable for contamination on owned or operated property and on properties at which they disposed of hazardous waste, even if they did not know of and were not responsible for the contamination, and for claims for property damage or personal injury associated with the exposure to or the release of hazardous or toxic substances. We have not incurred and do not currently anticipate incurring any material liabilities in connection with such environmental laws.

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

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our Class A common stock is quoted on the New York Stock Exchange under the symbol "IHS." The following table sets forth for the indicated periods the high and low sales prices per share for our Class A common stock on the New York Stock Exchange:

Fiscal Year 2008 Quarters Ended:	High	Low
February 29, 2008	$72.19	$54.73
May 31, 2008	71.59	58.72
August 31, 2008	70.94	56.08
November 30, 2008	64.64	29.12

Fiscal Year 2007 Quarters Ended:	High	Low
February 28, 2007	$41.42	$34.96
May 31, 2007	45.02	35.91
August 31, 2007	51.77	39.74
November 30, 2007	70.49	49.94

        We have been advised by our transfer agent, American Stock Transfer, that we had 15 holders of record of our Class A Common Stock as of January 16, 2009. Based on reports of security position listings compiled for the 2008 annual meeting of shareholders, we believe we may have in excess of 3,300 beneficial holders of our Class A Common Stock.

        Our authorized capital stock consisted of 80,000,000 shares of Class A common stock. The holders of our Class A common stock are entitled to one vote per share. Until September 2008, our capital stock also included 13,750,000 shares of Class B common stock. On September 18, 2008, the holders of those Class B shares converted them to 13,750,000 Class A common shares.

Dividend Policy

        We currently anticipate that we will retain all available funds for use in the operation and expansion of our business, and we do not anticipate paying any dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table sets forth information as of the end of the fiscal year 2008 with respect to compensation plans under which equity securities are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)		Weighted- average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands)
	(a)		(b)		(c)
Equity compensation plans approved by security holders	2,583	(1)	$35.18	(2)	4,720
Equity compensation plans not approved by security holders	N/A		N/A		N/A
Total:	2,583		$35.18		4,720

(1)
Includes 2.4 million restricted stock units and deferred stock units payable over the next four years that were issued to employees and directors with no exercise price or other consideration. Performance-based units are reported at maximum payout levels. Excludes 109,993 restricted stock awards issued to employees that are currently counted in our total shares of Class A common stock. As of November 30, 2008, there were 0.3 million stock options outstanding under our equity compensation plans approved by stockholders.

(2)
Calculation of the weighted-average exercise price is only applicable for the 0.3 million stock options described in footnote 1 above.

Unregistered Sales of Equity Securities

        The issuances of the securities described in the transactions below were deemed to be exempt from registration under the Securities Act of 1933 in reliance on Rule 701 promulgated under the Securities Act as transactions pursuant to a compensatory benefit plan or a written contract related to compensation.

Issuer Purchases of Equity Securities

        During 2008, we repurchased 1,199,595 shares of our Class A common stock for approximately $65.5 million, or $54.64 per share.

        Repurchases of equity securities during fiscal year 2008 are listed in the following table:

Period	Total Number of Shares Acquired	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
December 1 - December 31, 2007	—	$—	—	1,000,000
January 1 - January 31, 2008	66,300	$58.41	66,300	933,700
February 1 - February 29, 2008	200	$60.02	200	933,500
March 1 - March 31, 2008	27,700	$60.00	27,700	905,800
April 1 - April 30, 2008	—	$—	—	905,800
May 1 - May 31, 2008	—	$—	—	905,800
June 1 - June 30, 2008	244,146	$58.82	244,146	661,654
July 1 - July 31, 2008	302,572	$61.93	302,572	359,082
August 1 - August 31, 2008	30,848	$61.53	30,848	328,234
September 1 - September 30, 2008	378,600	$47.54	378,600		(1)
October 1 - October 31, 2008	149,229	$46.93	149,229		(1)
November 1 - November 30, 2008	—	$—	—		(1)

Total	1,199,595	$54.64	1,199,595	—

(1)
Effective September 22, 2008, our board of directors approved an expansion of our repurchase program for the remainder of fiscal year 2008 under which we were authorized to invest up to $25 million to repurchase additional shares.

        In 2006, we initiated a program to reduce the dilutive effects of employee equity grants, which have consisted primarily of restricted stock. This program continued throughout 2008. We withhold shares to fund employee statutory withholding tax requirements. As shares vest and tax withholdings come due, we withhold enough shares in treasury to cover the tax liability and make a payment to the tax authority out of corporate cash. During the year ended November 30, 2008 we withheld $18.8 million of treasury stock under this program. The table below sets forth the total number of shares withheld and the average fair market value of those shares.

Period	Total Number of Shares Withheld	Average Fair Market Value per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
December 1 - December 31, 2007	7,918	$68.38	—		—
January 1 - January 31, 2008	80,920	$62.79	—		—
February 1 - February 28, 2008	118,988	$61.71	—		—
March 1 - March 31, 2008	175	$62.54	—		—
April 1 - April 30, 2008	1,620	$64.45	—		—
May 1 - May 31, 2008	635	$59.76	—		—
June 1 - June 30, 2008	11,331	$63.07	—		—
July 1 - July 31, 2008	37,528	$62.46	—		—
August 1 - August 31, 2008	2,586	$63.46	—		—
September 1 - September 30, 2008	22,572	$58.79	—		—
October 1 - October 31, 2008	14,052	$38.94	—		—
November 1 - November 30, 2008	18,256	$32.85	—		—

Total	316,581	$59.43	—	(1)	—	(1)

(1)
Since we simply withhold shares, rather than buying them in the open market, we do not consider this a share buyback program. Nevertheless, we anticipate that this program will help reduce the dilutive impact of employee equity awards.

Three-Year Financial Performance Graph: 2005-2008

        The following graph compares our total shareholder return with the Standard & Poors Composite Stock Index (S&P 500) and a peer index representing the total price change of The Advisory Board Committee, The Dun & Bradstreet Corporation, Equifax Inc, The Corporate Executive Board Company, FactSet Research Systems Inc., Fair Isaac Corporation, Gartner, McGraw-Hill, Moody's, Risk Metrics Group, and The Thomson Corporation.

        The graph assumes a $100 cash investment on November 11, 2005 (IHS first trading day as a public company) and the reinvestment of all dividends. This graph is not indicative of future financial performance.

Item 6.    Selected Financial Data

        You should read the following selected consolidated financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes appearing elsewhere in this Form 10-K.

	Years Ended November 30,
	2008	2007	2006	2005	2004
	(In thousands, except per-share amounts)
Statement of Operations Data:
Revenue	$844,030	$688,392	$550,770	$476,117	$393,969
Operating expenses:
Cost of revenue(1)	372,731	302,558	252,423	228,172	184,437
Selling, general and administrative(1)	295,523	249,583	200,719	166,845	152,936
Depreciation and amortization	39,410	25,478	15,714	11,419	9,642
Restructuring and offering charges (credits)	12,089	(154)	3,103	13,703	—
(Gain) loss on sales of assets, net	(328)	(758)	56	(1,331)	(5,532)
Impairment of assets	—	—	—	—	1,972
Net periodic pension and post-retirement benefits	(3,704)	(668)	(2,745)	(3,355)	(5,133)
Other expense (income), net	(5,202)	(4,249)	1,315	(1,188)	2,736

Total operating expenses	710,519	571,790	470,585	414,265	341,058

Operating income	133,511	116,602	80,185	61,852	52,911
Gain on sale of investment in affiliate(2)	—	—	—	—	26,601
Interest income	3,162	6,784	5,974	3,485	1,140
Interest expense	(2,482)	(720)	(847)	(768)	(450)

Non-operating income (expense), net	680	6,064	5,127	2,717	27,291

Income from continuing operations before income taxes, minority interests, and discontinued operations	134,191	122,666	85,312	64,569	80,202
Provision for income taxes	(38,512)	(38,827)	(26,879)	(20,376)	(16,644)

Income from continuing operations before minority interests, equity investment and discontinued operations	95,679	83,839	58,433	44,193	63,558
Income from equity investments	3,327	—	—	—	—
Minority interests	(13)	(64)	(168)	(146)	(275)

Income from continuing operations	98,993	83,775	58,265	44,047	63,283
Discontinued operations:(3)
Loss from discontinued operations, net	—	—	(1,920)	(2,250)	(1,969)

Net income	$98,993	$83,775	$56,345	$41,797	$61,314

Income from continuing operations per share:
Basic (Class A and Class B common stock)	$1.60	$1.41	$1.03	$0.80	$1.15

Diluted (Class A and Class B common stock)	$1.57	$1.39	$1.03	$0.79	$1.15

Net income per share:
Basic (Class A and Class B common stock)	$1.60	$1.41	$1.00	$0.76	$1.11

Diluted (Class A and Class B common stock)	$1.57	$1.39	$0.99	$0.75	$1.11

Balance Sheet Data (as of period end):
Cash and cash equivalents	$31,040	$148,484	$180,034	$132,365	$124,452
Total assets	1,436,180	1,323,807	944,301	807,156	752,644
Total long-term debt and capital leases	—	37	74	262	607
Total stockholders' equity	801,055	840,908	565,191	477,180	421,051

(1)
Includes stock-based compensation expense as follows:

	Years Ended November 30,
	2008	2007	2006	2005	2004
	(In thousands)
Cost of revenue	$1,361	$1,142	$2,882	$551	$4,437
Selling, general and administrative	38,611	29,299	18,820	4,721	17,065
Discontinued operations	—	—	254	—	303

Total stock-based compensation expense	$39,972	$30,441	$21,956	$5,272	$21,805

(2)
Reflects a pretax gain on the sale of our preferred stock investment in TriPoint Global Communications, Inc., a satellite antenna manufacturer, to a subsidiary of TBG.

(3)
Our discontinued operations are shown net of tax benefits of $0.8 million, $1.2 million and $1.2 million for the years ended November 30, 2006, 2005 and 2004, respectively.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

        Some of the information in this Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including, without limitation, certain statements under this "Management's Discussion and Analysis of Financial Condition and Results of Operations," may constitute forward-looking statements. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the headings "Forward-Looking Statements" and "Risk Factors."

        The following discussion of our financial condition and operating results should be read in conjunction with "Selected Financial Data" and our consolidated financial statements and accompanying notes included in this Form 10-K.

Executive Summary

        As discussed more completely in "Business—Overview" above, IHS is a leading provider and comprehensive source of Critical Information and Insight in a sizable and growing global market. Our customers rely on our products and services to facilitate crucial decision-making, support key processes, and improve productivity. At the heart of our products and services is data obtained from public sources, third parties, and our own proprietary databases. We transform that data into Critical Information and Insight that is both useful to our customers and available where and when they make critical business decisions. The data is transformed into Critical Information when we combine it with our proprietary and third-party technology to create graphical user interfaces, search and navigation tools, and online delivery systems or we deliver as individual documents. We further transform that information into Insight products and services with analysis and interpretation from our teams of experts.

        We sell our offerings primarily through subscriptions. As a result of our subscription-based business model and historically high renewal rates, we generate recurring revenue and cash flow. We generally recognize revenue from subscriptions (which are usually for one-year periods) ratably over the term of the subscription. Subscriptions are generally paid in full within one to two months after the subscription period commences. As a result, the timing of our cash flows generally precedes the recognition of revenue and income. Historically, our business has had seasonal aspects. However, with the continued organic growth in our subscription-based business model combined with several acquisitions in recent years, our seasonal aspects have diminished although our fourth quarter revenue and profit tends to be slightly higher than other quarters due to the product mix typically sold in the fourth quarter. Our first quarter also benefits from the inclusion of the results from CERAWeek, an annual energy executive gathering.

        We serve some of the world's largest corporations across multiple industries, as well as governments and other organizations, in more than 100 countries. Our primary operations outside the United States are in the United Kingdom, Canada and Switzerland. We have structured our business around our customers and the geographies in which they reside: Americas (which includes the United States, Canada, and Latin America); EMEA (Europe, the Middle East, and Africa, with India also included in the region), and APAC (the Asia Pacific region, which includes many countries such as China, Japan, South Korea, Malaysia, and Australia). This allows us to tailor and expand the solutions we offer to meet the unique needs of our customers both globally and in local markets.

        We have targeted four specific information "domains"—Energy, Product Lifecycle, Security, and Environment. Since these four information domains represent areas where our customers have needs for Critical Information and Insight, we use these domains to set priorities and design our business strategies. In addition, we have certain product lines that intersect multiple domains. We have categorized these products as Intersection and have not allocated them to any specific domain.

        As we continue to deliver Critical Information and Insight in those four information domains, we prepare our financial reports and analyze our business across our three reportable geographic segments. As the information that our customers need to address their complex business issues continues to converge at the intersection of the information domains that we serve, we have reorganized our management structure in 2008 to a geographic focus, the point of contact with our customers. This new integrated global organization will make it easier for our customers to do business with us by providing a more cohesive, consistent, and effective sales and marketing approach in each region. By structuring our business around customers and the geographies in which they reside, we are able to tailor and expand the solutions we offer to meet the unique needs of our customers both globally and in local markets. We are also able to better manage our Critical Information and Insight activities according to the best practices of each. This new structure provides a solid foundation for growth in each market for all of our capabilities. It allows us a more efficient method of bringing new products and services to customers, and supports growth in existing accounts and with new customers and markets. As a result of this transformation, our defined operating segments changed to geographic segments during the third quarter of 2008.

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

  Segments

        We generate approximately half of our total revenue from outside the United States. Our primary operations outside the United States are in the United Kingdom, Canada, and Switzerland.

        The table below presents the split of revenue by type of offering for each of our three segments:

	Americas			EMEA			APAC
	2008	2007	2006	2008	2007	2006	2008	2007	2006
Critical Information Products	71%	75%	78%	57%	68%	77%	63%	67%	71%
Critical Information Services	9	8	9	2	2	2	1	2	1
Insight Products	14	10	8	29	19	11	28	19	11
Insight Services	6	7	5	12	11	10	8	12	17

Total revenue	100%	100%	100%	100%	100%	100%	100%	100%	100%

        Each of our segments' results from operations is primarily driven by organic growth and acquisitions. Foreign currency also impacts the results of each of the segments. Organic growth is driven by several factors, including our ability to further penetrate existing customers, generate new customers, raise prices, introduce new offerings, update existing offerings, execute our sales and marketing plans, and world economic and other events.

        Within our Insight Services, we deliver consulting services to our customers. Consulting services for the year ended November 30, 2008 represented less than 7% of our total revenue.

  Acquisitions

        We have completed 23 strategic acquisitions over the last three years. Some were relatively large, others were small, but they all filled a strategic need. Our larger acquisitions enable us to achieve greater reach in a given or multiple domains—for example, the Global Insight business. Similarly, our "bolt-on" or "tuck-in" acquisitions, while generally smaller, tend to consist of databases or datasets (such as Divestco USA Inc.) that provide a strategic broadening of our Critical Information offerings. These bolt-on acquisitions often come with little to no overhead and deliver higher incremental margins than larger acquisitions.

        During 2008, we made the following acquisitions:

  •
  Global Insight, Inc (Global Insight).  In October 2008, we completed our acquisition of Global Insight, Inc. based in Lexington, Massachusetts, the recognized leader in providing the most comprehensive global economic information, analysis and consulting services to corporations, financial institutions and governments around the world. The acquisition closed for $117.2 million in cash and approximately 1.3 million shares of IHS common stock, which are valued at $44.3 million based on the closing price of IHS on Oct. 10, 2008. Terms of the transaction include a lock-up agreement restricting the salability of IHS shares with 10 percent of the shares restricted for one year, 50 percent for two years and 40 percent for three years. The acquisition of Global Insight puts IHS at the center of today's most important business decisions and significantly enhances the value of our products and services by adding critical economic-focused offerings to the full range of information and insight IHS already offers. As of November 30, 2008, we have begun the first phase of implementation of a plan to streamline the operations of Global Insight and eliminate redundancies as a result of this acquisition. This plan contemplates certain reductions in personnel as well as certain facility consolidations related to this acquisition. In accordance with this plan and initial implementation, we have recorded severance cost of approximately $8 million and facility consolidation costs of approximately $5 million in the preliminary purchase accounting as assumed liabilities as of November 30, 2008. The cash payments will be incurred at various times through the first nine months of 2009.

  •
  Divestco USA Inc. (Divestco).  In September 2008, we acquired the U.S. product portfolio of Divestco, a strategic provider of comprehensive data and analytical tools for the oil and gas industry, for approximately $3.0 million in cash.

  •
  Documental Solutions LLC (Documental Solutions).  In September 2008, we acquired Documental Solutions LLC of Falls Church, Virginia for approximately $22.2 million in cash. Documental Solutions is a leading provider of market intelligence and analysis tools for the defense and aerospace industry.

  •
  JFA International (JFA).  In March 2008, we acquired the assets of JFA, a London, England based provider of strategic analysis to the energy industry's exploration and production sectors. JFA was acquired for £2.0 million, or approximately $3.9 million based on the exchange rate as of the date of acquisition.

  •
  Environmental Software Providers (ESP).  In March 2008, we acquired Environmental Software Providers, the business name for Electric Software Products, Inc., based in Mountain View, California, for approximately $18.7 million in cash. ESP is a provider of enterprise information solutions used by companies to assist in managing their environmental sustainability programs.

  •
  Dolphin Software, Inc. (Dolphin).  In March 2008, we acquired Dolphin of Lake Oswego, Oregon for approximately $23.7 million in cash. Dolphin is a leader in developing and using chemical data information and software used by companies to record and track chemicals stored and used in their facilities.

  •
  Prime Publications Limited (Prime).  In March 2008, we acquired Prime, which owns a 50% interest in the Lloyd's Register-Fairplay Limited (LRF) joint venture, a leading source of global maritime information. LRF is the pre-eminent brand name in the maritime information industry and the only organization that provides comprehensive details of the current world merchant fleet (tankers, cargo, carrier and passenger ships) and a complete range of products and services to assist the world's maritime community. The investment in LRF was the primary asset of Prime. Lloyd's Register of London, England is the joint venture partner owning the other 50%. IHS accounts for the joint venture under the equity method of accounting. IHS acquired 100 percent of the stock of Prime for approximately £38.0 million, or approximately $76.1 million based on the exchange rate as of the date of acquisition, which included £10.7 million, in non-interest bearing seller notes valued at $16.0 million as of November 30, 2008, and the remainder was paid in cash.

  •
  McCloskey Group Limited (McCloskey).  In December 2007, we acquired McCloskey, the leading provider of news, Critical Information and Insight on the international coal markets located near London, England. We acquired McCloskey for £13.9 million, or approximately $28.2 million based on the exchange rate as of the date of acquisition, using cash on hand.

        Our consolidated financials include the results of operations and cash flows for these acquisitions beginning on their respective dates of acquisition.

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

  Global operations

        We serve some of the world's largest corporations across multiple industries, as well as governments and other organizations, in more than 100 countries. We generated revenue of $430.2 million of revenue outside the United States during the year ended November 30, 2008, which represented slightly more than half of our total revenue. Our primary operations outside the United States are in the United Kingdom, Canada, and Switzerland.

        Our international operations expose us to foreign-currency risk. Fluctuations in foreign currency rates (decreased) increased our revenues by $(2.6) million, $15.0 million and $0.1 million for the years ended November 30, 2008, 2007 and 2006, respectively, and increased (decreased) our operating income by $1.0 million, $4.4 million and $(3.3) million for the same respective periods. See "Qualitative and Quantitative Disclosures About Market Risk—Foreign Currency Risk."

  Restructuring and offering charges

        During the third quarter of 2008, we executed a restructuring initiative that primarily affected the Americas and EMEA segments. One-time, involuntary benefit arrangements and other exit costs are accounted for under the provisions of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Costs arising under our defined benefit pension plans from providing enhanced benefits are accounted for under the provisions of SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." Restructuring and related expenses consist of direct and incremental costs associated with restructuring and related activities, including severance, outplacement, and other employee related benefits; facility closure including non-cash expenses related to fixed asset and leasehold improvement write-offs; and other expenses include legal expenses associated with employee terminations that were incurred during the quarter.

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

        During the fourth quarter of 2006, we executed a restructuring initiative. This initiative was undertaken to further focus on offerings with the most growth potential, but it also had the added benefit of trimming the cost structure. During the course of the restructuring, we reduced our aggregate workforce by approximately 40 employees. The $2.5 million restructuring charge was incurred in its entirety during the fourth quarter of 2006 and comprised entirely of employee severance and other termination benefits costs.

        We also incurred $0.8 million of costs associated with our 2006 secondary offering. We were required to expense these costs since we did not issue any shares in connection with the offering; rather, all shares in that offering were sold by existing shareholders.

  Other items

        Cost of operating our business.    We incur our cost of revenue primarily to acquire, manage, and deliver our Critical Information and Insight. These costs include personnel, information technology, and occupancy costs related to these activities, as well as royalty payments to third-party information providers. Royalty payments generally vary based on subscription sales from certain product offerings. Our cost of revenue for our services offerings is primarily comprised of personnel costs. Our selling, general, and administrative expenses primarily include wages and other personnel costs, commissions, corporate occupancy costs, and marketing costs.

        A large portion of our operating expenses are not directly variable with volume sold, particularly in our subscription based business. Within certain product offerings, a portion of our Critical Information revenue is driven from the sale of specifications and standards, the content for which is obtained from SDOs.

        Stock-based compensation expense.    We have issued equity-based compensatory awards, primarily restricted stock units, for which we will record the cost over its vesting period. The typical vesting period is three years, and none of the grants exceed five years. As of November 30, 2008, we had approximately 2.4 million stock-based awards outstanding, of which approximately 1.3 million were performance-based awards, assuming maximum potential payout of the performance awards. For our highest-ranking employees, 100 percent of their annual grants are typically performance-based awards. The vesting of the performance shares granted to date is principally based on achieving certain financial performance levels during the fiscal years 2009 and 2010.

        As of November 30, 2008, we have estimated that the maximum number of shares issuable for the 2009 fiscal year will vest, and that the target number of shares issuable for the 2010 and 2011 fiscal years will vest. Using these estimates, projected share-based compensation expense for 2009 is estimated at $55 -$60 million, and incorporates these grants. A change in the actual performance levels achieved by the Company could result in a change in the actual amount of stock based compensation that we recognize. For example, in the event we do not achieve the projected performance metrics for 2009, 2010 or 2011, our stock based compensation expense would decrease.

        Pension and post-retirement benefits.    We have one defined benefit plan that covers the majority of our employees in the U.S. (US RIP), and another defined benefit plan that covers a limited number of our employees in the U.K. (UK RIP). Both of these plans were overfunded as of November 30, 2008. We also have postretirement plans in the U.S. that provide medical benefits for certain retirees and eligible dependents. Lastly, we have an unfunded Supplemental Income Plan (SIP), which is a non-qualified pension plan, for certain company personnel.

        Net periodic pension and post-retirement benefits are historically comprised of U.S. pension income, U.K. pension expense, U.S. post-retirement benefit income and SIP expense shown on a net basis. Net periodic pension and post-retirement benefits income were comprised of the following:

	Years Ending November 30,
	2008	2007	2006
	(In thousands)
Net pension (income) expense	$(1,681)	$1,281	$(1,596)
Post-retirement benefit income	(2,023)	(1,949)	(1,149)

Net periodic pension and post-retirement benefits income	$(3,704)	$(668)	$(2,745)

        Provision for income taxes.    Our effective tax rate was 28.7%, 31.7%, and 31.5% in the years ended November 30, 2008, 2007, and 2006, respectively. We expect our fiscal year 2009 effective tax rate to be comparable to the fiscal year 2008 rate. See our consolidated financial statements included elsewhere in this Form 10-K.

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

  Revenue Recognition

        The majority of our offerings are provided under agreements containing standard terms and conditions. In our non-standard agreements, we make judgments to determine how to appropriately account for them. These judgments generally involve assessments regarding matters such as:

  •
  whether sufficient legally binding terms and conditions exist,

  •
  whether customer acceptance has been achieved, and

  •
  progress on certain consulting projects where revenue is recognized on a proportional performance basis.

        We evaluate the binding nature of the terms and conditions of our agreements, as well as whether customer acceptance has been achieved, and evaluate progress on deliverables based on management's judgments, and as appropriate, advice from legal counsel.

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

We also assess the economic life of the assets and amortize the assets over these periods. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial results.

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

  •
  If necessary, in the second step, we allocate the fair value of the reporting unit to the assets and liabilities of the reporting unit as if it had just been acquired in a business combination and as if the purchase price was equivalent to the fair value of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is referred to as the implied fair value of goodwill. We then compare that implied fair value of the reporting unit's goodwill to the carrying value of that goodwill. If the implied fair value is less than the carrying value we recognize an impairment loss for the excess.

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

        On December 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Income Taxes (FIN No. 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon adoption of FIN No. 48, we recorded a cumulative effect adjustment of $1.4 million to increase beginning retained earnings. Following adoption of FIN No. 48, we include accrued interest and accrued penalties related to amounts accrued for unrecognized tax benefits in our provision for income taxes. We had previously included interest and penalties in interest income (expense) and other income (expense), respectively.

        If actual results differ from estimates we have used, or if we adjust these estimates in future periods, our operating results and financial position could be materially affected.

Pension and Postretirement Benefits

        We have defined benefit plans that cover the majority of our employees in the U.S. and some employees in the U.K. We also have postretirement plans in the U.S. that provide medical benefits for certain retirees and eligible dependents. The accounting for these plans is subject to the guidance provided in SFAS No. 87, Employers' Accounting for Pensions, and SFAS No. 106, Employers' Accounting for Postretirement Benefits Other than Pensions, and SFAS No. 158, Employers' Accounting for Defined Benefit Plans and Other Postretirement Plans. These statements require that management make certain assumptions relating to the long-term rate of return on plan assets, discount rates used to measure future obligations and expenses, salary increases, inflation, health-care-cost-trend rates and other assumptions. We believe that the accounting estimates related to our pension and postretirement plans are critical accounting estimates because they are highly susceptible to change from period to period based on market conditions.

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

  •
  The IHS subsidy is capped at different rates per month depending on individual retirees' Medicare eligibility.

        Depending on the assumptions and estimates used, our net periodic pension and postretirement benefit income could vary within a range of outcomes and have a material impact on our financial results.

        Discount rates and expected rates of return on plan assets are selected at the end of a given fiscal year and impact expense in the subsequent year. A fifty-basis-point decrease in certain assumptions made at the beginning of 2008 would have had the following effects on 2008 pension expense:

	Impact to Pension Results—U.S. Plan
Change in Assumption	Increase/(Decrease) on 2008 Pre-Tax Expense	Increase/(Decrease) on November 30, 2008 PBO
	(In thousands)
50-basis-point decrease in discount rate	$646	$8,778
50-basis-point increase in discount rate	$(19)	$(8,100)
50-basis-point decrease in expected return on assets	$1,302	$—
50-basis-point increase in expected return on assets	$(1,301)	$—

	Impact to Pension Results—U.K. Plan
Change in Assumption	Increase/(Decrease) on 2008 Pre-Tax Expense	Increase/(Decrease) on November 30, 2008 PBO
	(In thousands)
50-basis-point decrease in discount rate	£119	£1,849
50-basis-point increase in discount rate	£(113)	£(1,620)
50-basis-point decrease in expected return on assets	£87	£—
50-basis-point increase in expected return on assets	£(87)	£—

Stock-Based Compensation

        We have one share-based compensation plan, the Amended and Restated IHS Inc. 2004 Long-Term Incentive Plan (the "2004 Long-Term Incentive Plan"), that provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares, cash-based awards, other stock- based awards, and covered employee annual incentive awards. Our Amended and Restated IHS Inc. 2004 Directors Stock Plan, a sub-plan under our 2004 Long-Term Incentive Plan, provides for the grant of restricted stock and restricted stock units to non-employee directors as defined in that plan.

        As of November 30, 2008, we had approximately 2.4 million stock-based awards outstanding, of which approximately 1.3 million were performance-based awards, assuming maximum potential payout of the performance awards.

        As of November 30, 2008, we have estimated that the maximum number of shares issuable for the 2009 fiscal year will vest, and that the target number of shares issuable for the 2010 and 2011 fiscal years will vest. Using these estimates, projected share-based compensation expense for 2009 is estimated at $55 -$60 million, and incorporates these grants. A change in the actual performance levels achieved by the Company could result in a change in the actual amount of stock based compensation that we recognize. For example, in the event we do not achieve the projected performance metrics for 2009, 2010 or 2011, our stock based compensation expense would decrease.

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

        Given that we only had 0.3 million options outstanding as of November 30, 2008, changes in these assumptions were not likely to materially affect our financial results. However, if the number of options granted materially increases in the future, the likelihood that changes in our valuation assumptions could materially impact our financial results also increases.

Results of Operations

        Set forth below are our results of operations expressed as a percentage of revenue.

	Years Ended November 30,
	2008	2007	2006
Revenue:
Products	86%	86%	86%
Services	14	14	14

Total revenue	100	100	100
Operating expenses:
Cost of revenue	44	44	46
Selling, general and administrative	35	36	37
Depreciation and amortization	5	4	3
Restructuring and offering charges	1	—	—
Gain on sales of assets, net	—	—	—
Net periodic pension and post-retirement benefits	—	—	(1)
Other expense, net	(1)	(1)	—

Total operating expenses	84	83	85

Operating income	16	17	15
Interest income	—	1	1
Interest expense	—	—	—

Non-operating income, net	—	1	1

Income from continuing operations before income taxes and minority interests	16	18	16
Provision for income taxes	(4)	(6)	(5)

Income from continuing operations before minority interests	12	12	11
Minority interests	—	—	—
Income from equity-method investment	—	—	—

Income from continuing operations	12	12	11

Discontinued operations:
Loss from discontinued operations, net	—	—	(1)

Net income	12%	12%	10%

        Set forth below is our revenue and operating income for our segments for the years ended November 30, 2008, 2007 and 2006. Certain shared-services functions are not allocated to our operating segments. Unallocated amounts include corporate-level restructuring and offering charges, stock-based compensation expense, net periodic pension and post-retirement benefits income, corporate-level impairments, and gains on sales of corporate assets.

	Years Ended November 30,
	2008	2007	2006
	(In thousands)
Americas revenue	$520,925	$428,025	$346,283
EMEA revenue	263,457	210,299	163,624
APAC revenue	59,648	50,068	40,863

Total revenue	$844,030	$688,392	$550,770

Americas operating income	$160,757	$133,785	$91,357
EMEA operating income	44,258	35,200	30,138
APAC operating income	18,098	12,582	8,714
Shared services operating expense	(89,602)	(64,965)	(50,024)

Total operating income	$133,511	$116,602	$80,185

Year Ended November 30, 2008 Compared to the Year Ended November 30, 2007

        Revenue.    Revenue was $844.0 million for the year ended November 30, 2008, compared to $688.4 million for the year ended November 30, 2007, an increase of $155.6 million or 23%. This increase was driven in part by acquisitions which contributed $110.0 million and organic growth which contributed $48.2 million. The negative impact of foreign currency was $2.6 million.

        Revenue for our Americas segment was $520.9 million for the year ended November 30, 2008, compared to $428.0 million for the year ended November 30, 2007, an increase of $92.9 million or 22%. This increase was driven primarily by acquisitions which added $60.4 million and organic growth which contributed $30.1 million. Favorable foreign currency rates added $2.4 million of revenue growth. Organic growth in 2008 was driven by price increases and growth in certain Critical Information subscription products, primarily within the Energy domain. Revenue from products was $440.7 million for 2008, up $76.7 million or 21% compared to 2007. Revenue from services was $80.3 million for 2008, up $16.2 million or 25% compared to 2007.

        Revenue for our EMEA segment was $263.5 million for the year ended November 30, 2008, compared to $210.3 million for the year ended November 30, 2007, an increase of $53.2 million or 25%. This increase was driven primarily by acquisitions which contributed by $42.8 million and organic growth which contributed $15.4 million. Unfavorable foreign currency rates adversely impacted revenue by $5.0 million. Organic growth was driven primarily by price increases and growth in certain critical information subscription products, primarily within the Energy domain. Revenue from products was $227.5 million for 2008, up $45.0 million or 25% compared to 2007. Revenue from services was $35.9 million for 2008, up $8.2 million or 29% compared to 2007.

        Revenue for our APAC segment was $59.6 million for the year ended November 30, 2008, compared to $50.1 million for year ended November 30, 2007, an increase of $9.5 million or 19%. This increase was driven in part by acquisitions which contributed $6.8 million and organic growth which contributed $2.7 million. Foreign currency rates had minimal impact on revenue. Organic growth was driven primarily by increased sales in our specifications-and-standards offerings in 2008.

        Revenue from products was $722.3 million for 2008, up $132.7 million or 23% compared to 2007. This increase was primarily due to Critical Information products, which increased $57.8 million, or 12% in 2008. Revenue from services was $121.7 million for 2008, up $22.9 million or 23% compared to 2007.

Services revenue growth was partly attributable to the acquisition of Global Insight as well as strong organic growth in the first half of 2008.

        Revenue for the Energy domain was $442.9 million for the year ended November 30, 2008, an increase of $69.4 million, or 19% over the year ended November 30, 2007. This increase was primarily due to an increase in the Critical Information sales. Product Lifecycle domain revenue was $290.6 million for the year ended November 30, 2008, an increase of $12.4 million, or 4% over the year ended November 30, 2007. This increase was due to increases in Critical Information products. Revenue for the Security domain was $75.2 million for the year ended November 30, 2008, an increase of $39.9 million over the year ended November 30, 2007. This increase was primarily due to an increase in revenue from IHS Jane's offerings which was acquired in June 2007. Environment domain revenue was $22.5 million for the year ended November 30, 2008 and was from acquisitions made since the fourth quarter of 2007. Intersection revenue, which includes product lines that intersect multiple domains, was $12.8 million in 2008.

        Cost of Revenue.    Cost of revenue was $372.7 million for the year ended November 30, 2008, compared to $302.6 million for the year ended November 30, 2007, an increase of $70.2 million or 23%. As a percentage of revenue, cost of revenue increased to 44.2% from 44.0%. Cost of revenue as a percentage of revenue within our Americas segment decreased to 41.8% from 42.5% resulting from increased sales in our Critical Information products which have a relatively fixed-cost base. Cost of revenue as a percentage of revenue within our EMEA segment increased to 47.9% from 46.2%, principally due to an increase in lower margin services. Cost of revenue as a percentage of revenue within our APAC segment decreased to 41.1% from 45.1% principally due to an increase in the sale of higher margin Insight products.

        Selling, General and Administrative Expenses.    Selling, general and administrative (SG&A) expenses were $295.5 million for the year ended November 30, 2008, compared to $249.6 million for the year ended November 30, 2007, an increase of $45.9 million or 18%. Stock-based compensation expense included in SG&A increased $9.3 million to $38.6 million. Organic SG&A growth was $7.6 million as we incurred costs related to our quote-to-cash system implementation and other initiatives. Acquisitions contributed $31.0 million of the increase. Foreign currency movements decreased SG&A by $2.0 million. As a percentage of revenue and excluding stock-based compensation expense, SG&A was 30.4% for the year ended November 30, 2008, down from 32.0% for the year ended November 30, 2007.

        Restructuring Charge.    During the third quarter of 2008, we executed a restructuring initiative which primarily affected the Americas and EMEA segments. This initiative was undertaken to further the realignment of our resources around our regional organizational structure and to further transform our knowledge-based data accumulation operations to ensure continuous improvement in the quality of the Critical Information and Insight we deliver to our customers. During the course of the restructuring, we reduced our aggregate workforce by approximately 7%, we eliminated certain contractor positions and we closed certain offices. The restructuring charge of $12.5 million was incurred in its entirety during the third quarter of 2008 and was comprised primarily of employee severance and termination benefits and lease termination costs. During the fourth quarter of 2008, $0.4 million of this restructuring charge was reversed resulting in a $12.1 million charge for the full year 2008. Approximately $5.8 million of the charge related to our Americas segment, $5.9 million pertained to our EMEA segment and $0.4 million related to corporate costs.

        Depreciation and Amortization Expenses.    Depreciation and amortization expenses were $39.4 million for the year ended November 30, 2008, compared to $25.5 million for the year ended November 30, 2007, an increase of $13.9 million or 55%. The increase was primarily due to acquisitions.

        Operating Income.    Operating income was $133.5 million for the year ended November 30, 2008, compared to $116.6 million for the year ended November 30, 2007, an increase of $16.9 million or 15%. As a percentage of revenue, operating income decreased to 15.8% for the year ended November 30, 2008 from 16.9% for the year ended November 30, 2007, which was primarily due to the restructuring charge in 2008.

        Operating income for our Americas segment was $160.8 million for the year ended November 30, 2008, compared to $133.8 million for the year ended November 30, 2007, an increase of $27.0 million or 20%. The increase was principally due to the additional revenue discussed above coupled with our ability to leverage a relatively fixed-cost structure with our subscriptions-based products. This was partially offset by an increase in amortization of assets related to our acquisitions as well as the restructuring charge in 2008. As a percentage of revenue, Americas operating income decreased to 30.9% from 31.3% in 2007.

        Operating income for our EMEA segment was $44.3 million for the year ended November 30, 2008, compared to $35.2 million for the year ended November 30, 2007, an increase of $9.1 million or 26%. Operating income increased due to increased sales from both organic growth and acquisition revenue. This was partially offset by higher amortization of assets related to our acquisitions as well as the restructuring charge in 2008. As a percentage of revenue, EMEA operating income remained relatively flat at 16.8% for the year ended November 30, 2008 compared to 16.7% for the year ended November 30, 2007.

        Operating income for our APAC segment was $18.1 million for the year ended November 30, 2008, compared to $12.6 million for the year ended November 30, 2007, an increase of $5.5 million or 44%. Operating income increased due to increased sales in our higher margin subscriptions-based products. As a percentage of revenue, APAC operating income increased to 30.3% for the year ended November 30, 2008 from 25.1% for the year ended November 30, 2007.

        Operating expenses for our shared services were $89.6 million for the year ended November 30, 2008, compared to $65.0 million for the year ended November 30, 2007, an increase of $24.6 million or 38%. As a percentage of revenue, operating expenses for our shared services was 10.6%, up from 9.4% for the year ended November 30, 2007. Stock-based compensation increased $9.5 million to $40.0 million. The increase in costs is also due to our quote-to-cash system implementation and our ongoing transformational initiatives.

        Provision for Income Taxes.    Our effective tax rate for the year ended November 30, 2008 was 28.7%, compared to 31.7% for the year ended November 30, 2007. The 2008 rate reflects the impact of our recent internal legal entity reorganization within EMEA.

Year Ended November 30, 2007 Compared to the Year Ended November 30, 2006

        Revenue.    Revenue was $688.4 million for the year ended November 30, 2007 compared to $550.8 million for the year ended November 30, 2006, an increase of $137.6 million or 25%. The increase was driven by organic growth, which contributed $64.0 million and acquisitions which contributed $58.7 million and the impact of foreign currency contributed $15.0 million.

        Revenue for our Americas segment was $428.0 million for the year ended November 30, 2007, compared to $346.3 million for the year ended November 30, 2006, an increase of $81.7 million, or 24%. The increase in revenue was driven by organic growth which contributed $45.8 million, or 13% and acquisitions which contributed $31.3 million, or 9%. Favorable foreign currency rates added $4.6 million, or 1%. Organic growth during the year ended November 30, 2007 was primarily driven by price increases, growth in certain Critical Information subscription products and Insight products. Organic growth was also partially driven by stronger results from CERAWeek and an increase in consulting related projects.

        Revenue for our EMEA segment was $210.3 million for the year ended November 30, 2007, compared to $163.6 million for the year ended November 30, 2006, an increase of $46.7 million, or 29%. The increase in revenue was driven primarily by acquisitions which contributed $22.9 million, or 14%. Organic growth increased $14.4 million, or 9%. Organic growth was driven by increased sales of our specifications-and-standards and parts-management offerings. Favorable foreign currency rates added $9.4 million, or 6%.

        Revenue for our APAC segment was $50.1 million for the year ended November 30, 2007, compared to $40.9 million for the year ended November 30, 2006, an increase of $9.2 million or 23%. The increase in revenue was driven in part by acquisitions which contributed $4.5 million, or 11% and in part by organic growth which contributed $3.7 million, or 9% due to growth in Energy domain products in the region. Foreign currency rates had a $1.0 million, or 2% favorable impact for the year ended November 30, 2008.

        Revenue from products was $589.6 million for fiscal year 2007, up $114.9 million or 24% compared to 2006. Revenue from services was $98.8 million for 2007, up $22.7 million or 30% over 2006. Product revenue growth was driven by Critical Information subscription product growth as well as Insight product growth. The increase in services revenue was driven primarily by growth in Insight Services and stronger CERAWeek results for 2007.

        Revenue for the Energy domain was $373.5 million for the year ended November 30, 2007, an increase of $79.2 million, or 27% over fiscal year 2006. This increase was primarily due to an increase in the Critical Information sales. Product Lifecycle domain revenue was $278.3 million for the year ended November 30, 2007, an increase of $21.8 million, or 8% over 2006. This increase was primarily due to an increase in sales of specifications and standards products. Revenue for the Security and Environment domains was $35.3 and $1.3 million, respectively for fiscal year 2007 which was the initial year for these domains based on acquisitions made in 2007.

        Cost of Revenue.    Cost of revenue was $302.6 million for the year ended November 30, 2007, compared to $252.4 million for the year ended November 30, 2006, an increase of $50.2 million, or 20%. As a percentage of revenue, cost of revenue improved to 44.0% from 45.8%. As a percentage of revenue, Americas cost of revenue decreased to 42.5% in 2007 from 45.3% in 2006. The decrease was principally due to the additional revenue discussed above coupled with our ability to leverage a relatively fixed-cost structure on the subscription-based products. As a percentage of revenue, EMEA cost of revenue increased to 46.2% in 2007 from 45.6% in 2006. The increase as a percentage of revenue was principally due to products from our IHS Jane's acquisition having lower margins than our overall portfolio and the modification of certain agency relationships in 2007. As a percentage of revenue, APAC cost of revenue increased to 45.1% in 2007 from 44.6% in 2006. The increase as a percentage of revenue was principally due to a higher percentage of revenue coming from lower margin services.

        Selling, General and Administrative Expenses.    SG&A expenses were $249.6 million for the year ended November 30, 2007, compared to $200.7 million for the year ended November 30, 2006, an increase of $48.9 million or 24%. Stock-based compensation expense included in SG&A increased $10.5 million to $29.3 million. Organic SG&A growth was $11.6 million which was due to several factors, including increased selling expense because of higher sales and a revised commission structure, costs associated with our human resources information system implementation and our ongoing transformational initiatives, and merit-based salary increases. Acquisitions contributed $22.8 million of the increase. Foreign currency movements increased SG&A by $4.0 million. As a percentage of revenue, excluding stock-based compensation expense, SG&A was 32.0% for the year ended November 30, 2007, down from 33.0% for the year ended November 30, 2006.

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

        Operating income for our Americas segment was $133.8 million for the year ended November 30, 2007, compared to $91.4 million for the year ended November 30, 2006, an increase of $42.4 million, or 46%. The increase was primarily attributable to increased revenue discussed above coupled with our ability to leverage a relatively fixed-cost structure. As a percentage of revenue, Americas operating income increased to 31.3% for 2007 from 26.4% for 2006.

        Operating income for our EMEA segment was $35.2 million for the year ended November 30, 2007, compared to $30.1 million for the year ended November 30, 2006, an increase of $5.1 million, or 17%. Operating income increased due to increased sales from both organic growth and acquisition revenue. This was partially offset by higher amortization of assets related to our acquisitions in 2007. As a percentage of revenue, EMEA operating income decreased to 16.7% for 2007 from 18.4% for 2006.

        Operating income for our APAC segment was $12.6 million for the year ended November 30, 2007, compared to $8.7 million for the year ended November 30, 2006, an increase of $3.9 million, or 44%. The increase was primarily attributable to increased revenue discussed above coupled with our ability to leverage a relatively fixed-cost structure. As a percentage of revenue, APAC operating income increased to 25.1% for 2007 from 21.3% for 2006.

        Operating expenses for our shared services were $65.0 million for the year ended November 30, 2007, compared to $50.0 million for the year ended November 30, 2006, an increase of $15.0 million, or 30%. Increased stock- based compensation expense contributed $8.5 million. Costs associated with our human resources information system implementation and our ongoing transformational initiatives and merit-based salary increases also contributed to the increase.

        Provision for Income Taxes.    Our effective tax rate for the year ended November 30, 2007 was 31.7%, compared to 31.5% for the year ended November 30, 2006. The effective tax rate for 2007 reflects the benefits from the release of the valuation allowance on certain deferred tax assets, including foreign tax credits and the release of certain tax reserves, offset by the impact from changes to certain estimates. The effective tax rate for 2006 reflects the benefits from the release of certain tax reserves and tax-exempt interest income, offset by an increase in the valuation allowance on the realizability of foreign tax credits.

Financial Condition

        Accounts Receivable.    Accounts receivable has increased by $32.3 million, or 18%, to $207.8 million at November 30, 2008 compared to $175.5 million as of November 30, 2007. The increase is due to organic and acquisition related growth and a slight deterioration in our accounts receivable aging.

        Prepaid Pension Asset.    Prepaid pension asset was $8.8 million as of November 30, 2008, down $82.3 million from $91.1 million at November 30, 2007. The decrease is the result of adverse market conditions impacting the investments of the U.S. pension plan in the second half of 2008. This plan remains overfunded at November 30, 2008.

        Deferred Revenue.    Deferred revenue was $288.1 million as of November 30, 2008, compared to $239.4 million as of November 30, 2007, an increase of $48.7 million, or 20%. After eliminating the impact of acquisitions and foreign currency, our deferred revenue growth was 17%. This increase was primarily due to the increase in subscription-based sales throughout 2008 and to a lesser extent, at the end of 2007, there were more pending renewals which reduced the deferred revenue balance as of November 30, 2007.

Liquidity and Capital Resources

        As of November 30, 2008, we had cash and cash equivalents of $31.0 million and $96.0 million of short-term debt. We have generated strong cash flows from operations over the last few years. As a result of these factors, as well as the availability of funds under our credit facility, we believe we will have sufficient cash to meet our anticipated working capital and capital expenditure needs.

        Our future capital requirements will depend on many factors, including the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products, our ongoing companywide initiatives, changing technology, and the continued market acceptance of our offerings. We could be required, or could elect, to seek additional funding through public or private equity or debt financing for possible future acquisitions. Additional funds may not be available on terms acceptable to us or at all. We expect our capital expenditures, excluding potential acquisitions, to be approximately $20 million for 2009.

  Share Buyback Program

        During 2006, our board of directors approved a program to reduce the dilutive effects of employee equity grants, by allowing employees to surrender shares back to the company for a value equal to their statutory tax liability. IHS then pays the statutory tax on behalf of the employee. Later in 2006, our board of directors approved an additional program—a stock buyback program—whereby IHS was authorized to acquire up to one million shares per year in the open market to more fully offset the dilutive effect of our employee equity programs. This program was renewed by the board of directors in late 2007 for fiscal year 2008. Later in 2008, our board of directors approved an expansion of our repurchase program for the remainder of fiscal year 2008 under which we could invest up to $25.0 million to repurchase additional shares. During the year ended November 30, 2008, we repurchased 1,199,595 shares of our Class A common stock for approximately $65.5 million, or $54.64 per share, pursuant to the stock buyback program and 316,581 shares for approximately $18.8 million, or $59.43 per share, related to shares withheld for taxes.

  Cash Flow

        Net cash provided by operating activities was $189.2 million for the year ended November 30, 2008, compared to $141.7 million for the year ended November 30, 2007. The increase was principally due to our business growing profitably year over year, primarily due to increased pricing, an expanding subscription base, increased sales and the continued positive impact of our acquisitions. Our subscription-based business model typically generates a high rate of cash flow and is aided by the following:

  •
  relatively low levels of required capital expenditures;

  •
  positive working capital characteristics that do not generally require substantial working capital increases to support our growth;

  •
  a cash-for-tax rate that continues to trend lower than our effective tax rate; and

  •
  our well-capitalized balance sheet.

        The positive cash flow impact of our growing business in 2008 was partially offset by the following:

  •
  annual bonus payments, which are paid in the first quarter each year, were approximately $6 million higher in 2008 than in 2007;

  •
  receivable collections were robust at the end of 2007, enhancing cash flow to the detriment of 2008; and

  •
  payments of approximately $11 million related to our third quarter restructuring charge in 2008.

        Net cash provided by operating activities was $141.7 million for the year ended November 30, 2007, compared to $115.7 million for the year ended November 30, 2006. The increase was principally due to our business growing profitably year over year, primarily due to increased pricing, an expanding subscription base, increased sales and the positive impact of our acquisitions.

        Net cash used in investing activities was $284.9 million for the year ended November 30, 2008, compared to $133.8 million for the year ended November 30, 2007. The increase in cash used in investing activities was primarily driven by acquisitions in 2008. In 2008, we used $272.8 million in acquisitions of businesses compared to $114.6 million in 2007.

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

        Net cash used in financing activities was $3.5 million for the year ended November 30, 2008 compared to $38.0 million for the year ended November 30, 2007. The difference in cash flows was primarily caused by the net borrowings of $76.9 million in 2008 which was more than offset by $84.4 million of treasury stock repurchases in 2008.

        Net cash used in financing activities was $38.0 million for the year ended November 30, 2007. Net cash provided by financing activities was $2.8 million for the year ended November 30, 2006. The difference in cash flows was primarily caused by the additional $30.9 million disbursed in 2007 for the buyback of our shares. Additionally, we recognized $9.5 million more tax benefit from equity compensation plans in 2006.

  Credit Facility

        On September 7, 2007, we entered into an amended and restated credit agreement (the "Revolver"). The $385 million unsecured revolving credit agreement allows us, under certain conditions, to increase the facility to a maximum of $500 million. The agreement expires in September 2012.

        The interest rates for borrowing under the Revolver are based upon our Leverage Ratio, which is the ratio of Consolidated Funded Indebtedness to rolling four quarter Consolidated Earnings Before Interest Expense, Taxes, Depreciation, and Amortization (EBITDA), as defined in the Revolver. The rate ranges from the applicable LIBOR plus 50 basis points to 125 basis points or the agent bank's base rate. A commitment fee is payable periodically and ranges from 10 to 25 basis points based upon our Leverage Ratio. The Revolver contains certain financial and other covenants, including limitations on capital lease obligations and maximum Leverage and Interest Coverage Ratios, as defined in the Revolver.

        As of November 30, 2008, we were in compliance with all of the covenants in the agreement and had $80.0 million of outstanding borrowings. In addition, we had outstanding letters of credit totaling approximately $1.2 million as of November 30, 2008.

Off-Balance Sheet Transactions

        We have no off-balance sheet transactions.

Contractual Obligations and Commercial Commitments

        We have various contractual obligations and commercial commitments which are recorded as liabilities in our consolidated financial statements. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our consolidated financial statements but are required to be disclosed. The following table summarizes our contractual obligations and commercial commitments at November 30, 2008, and the future periods in which such obligations are expected to be settled in cash:

	Payment due by period
Contractual Obligations and Commercial Commitments	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
	(In thousands)
Operating leases	$74,987	$15,232	$20,989	$16,553	$22,213
Post-retirement medical-benefit plan contributions	8,163	842	1,667	1,654	4,000
Unconditional purchase obligations	4,369	2,546	1,823	—	—

Total	$87,519	$18,620	$24,479	$18,207	$26,213

        We do not expect any required contributions to the U.S. RIP during 2009. However, we expect to contribute approximately $2.1 million to the UK RIP during 2009. We also expect to contribute approximately $0.5 million to the SIP during 2009. Employer contributions to the post-retirement benefit plan expected to be paid during the year ending November 30, 2009, are approximately $0.8 million.

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Adoption of the provisions of SFAS No. 157 related to non-financial assets and liabilities has been delayed for fiscal years which begin after November 15, 2008. The provisions of SFAS No. 157 relating to financial assets and liabilities are effective for financial statements issued for fiscal years beginning after November 15, 2007. We adopted the provisions relating to financial assets and liabilities as of December 1, 2007 with no material impact on our consolidated financial statements. We are currently evaluating the impact of adopting the provisions within SFAS No. 157 related to non-financial assets and liabilities on our consolidated financial statements.

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

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and how derivatives impact financial statements. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Thus, we are required to adopt this standard on December 1, 2008, the first day of our 2009 fiscal year. SFAS No. 161 will not have a material impact to our consolidated financial statements.

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of General Accepted Accounting Principles. This statement documents the hierarchy of the various sources of accounting principles and the framework for selecting the principles used in preparing financial statements. This statement shall be effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS No. 162 will not have a material impact to our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

  Interest Rate Risk

        As of November 30, 2008, we had no investments other than cash and cash equivalents and therefore we were not exposed to material interest rate risk on investments.

        We may be exposed from time to time to changes in interest rates that may adversely affect our results of operations and financial position related to our debt. A 10% adverse change in interest rates would result in hypothetical increase of $0.3 million in interest expense.

  Foreign Currency Risk

        Our consolidated financial statements are expressed in U.S. dollars, but a portion of our business is conducted in currencies other than U.S. dollars. Changes in the exchange rates for such currencies into U.S. dollars can affect our revenues, earnings, and the carrying values of our assets and liabilities in our consolidated balance sheet, either positively or negatively. Fluctuations in foreign currency rates (decreased) increased our revenues by $(2.6) million, $15.0 million and $0.1 million for the year ended November 30, 2008, 2007 and 2006, respectively, and increased (decreased) our operating income by $1.0 million, $4.4 million and $(3.3) million for the same respective periods. The translation effects of changes in exchange rates in our consolidated balance sheet are recorded within the cumulative translation adjustment component of our stockholders' equity. In 2008, we recorded cumulative translation losses of $97.0 million, reflecting changes in exchange rates of various currencies compared to the U.S. dollar.

        A 10% change in the currencies that we are primarily exposed to would have impacted our 2008 revenue and operating income by approximately $23.8 million and $1.0 million, respectively. Approximately 67% of total revenue was earned in subsidiaries with the U.S. dollar as the functional currency.

  Credit Risk

        We are exposed to credit risk associated with cash equivalents, investments, and trade receivables. We do not believe that our cash equivalents, investments, or foreign currency derivatives present significant credit risks because the counterparties to the instruments consist of major financial institutions that are financially sound or have been capitalized by the U.S. government and we manage the notional amount of contracts entered into with any one counterparty. Substantially all trade receivable balances are unsecured. The concentration of credit risk with respect to trade receivables is limited by the large number of customers in our customer base and their dispersion across various industries and geographic areas. Although we have a large number of customers who are dispersed across different industries and geographic areas, the current economic downturn could increase our exposure to credit risk on our trade receivables. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses.

Item 8.    Financial Statements and Supplementary Data

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of IHS Inc.

        We have audited the accompanying consolidated balance sheets of IHS Inc. as of November 30, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended November 30, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IHS Inc. at November 30, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2008, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), IHS Inc.'s internal control over financial reporting as of November 30, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 20, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado
January 20, 2009

 MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2008, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of November 30, 2008.

        Our management's evaluation did not include assessing the effectiveness of internal control over financial reporting at IHS Global Insight, Inc ("IHS Global Insight"), which was acquired on October 18, 2008. IHS Global Insight was included in our consolidated financial statements and constituted $241.7 million and $168.5 million of total and net assets, respectively, as of November 30, 2008, and $18.5 million and $0.1 million of revenues and net loss, respectively, for the year then ended. The net loss incurred by the IHS Global Insight business includes amortization expense related to the acquired intangible assets.

        Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting. Their report appears on the following page.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Date: January 20, 2009

/s/ JERRE L. STEAD Jerre L. Stead Chairman and Chief Executive Officer
/s/ MICHAEL J. SULLIVAN Michael J. Sullivan Executive Vice President and Chief Financial Officer

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of IHS Inc.

        We have audited IHS Inc.'s internal control over financial reporting as of November 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). IHS Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of IHS Global Insight which was acquired on October 13, 2008, which is included in the 2008 consolidated financial statements of IHS Inc. and constituted $241.7 million and $168.5 million of total and net assets, respectively, as of November 30, 2008 and $18.5 million and $0.1 million of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of IHS Inc. also did not include an evaluation of the internal control over financial reporting of IHS Global Insight.

        In our opinion, IHS Inc. maintained, in all material respects, effective internal control over financial reporting as of November 30, 2008, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of IHS Inc. as of November 30, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended November 30, 2008 and our report dated January 20, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado
January 20, 2009

IHS INC.

CONSOLIDATED BALANCE SHEETS

	As of November 30,
	2008	2007
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$31,040	$148,484
Short-term investments	—	10,518
Accounts receivable, net	207,815	175,542
Deferred subscription costs	35,948	35,910
Deferred income taxes	28,801	17,681
Other	14,213	14,112

Total current assets	317,817	402,247
Non-current assets:
Property and equipment, net	59,578	58,756
Intangible assets, net	285,902	206,359
Equity investments	56,139	—
Goodwill, net	705,077	564,582
Prepaid pension asset	8,768	91,116
Other	2,899	747

Total non-current assets	1,118,363	921,560

Total assets	$1,436,180	$1,323,807

Liabilities and stockholders' equity
Current liabilities:
Short-term debt	$96,020	$3,062
Accounts payable	35,084	37,550
Accrued compensation	39,083	37,014
Accrued royalties	24,769	22,684
Other accrued expenses	58,831	37,435
Income tax payable	3,994	15,255
Deferred subscription revenue	288,145	239,395

Total current liabilities	545,926	392,395
Long-term debt	—	37
Accrued pension liabilities	6,778	11,965
Accrued post-retirement benefits	8,852	10,203
Deferred income taxes	65,749	60,461
Other liabilities	7,820	7,619
Minority interests	—	219
Commitments and contingencies
Stockholders' equity:
Class A common stock, $0.01 par value per share, 80,000,000 shares authorized, 64,090,207 and 49,831,293 shares issued, 62,802,179 and 48,758,518 shares outstanding at November 30, 2008 and 2007, respectively	641	498
Class B common stock, $0.01 par value per share, 13,750,000 shares authorized, issued and outstanding at November 30, 2007	—	138
Additional paid in capital	408,007	381,124
Treasury stock, at cost; 1,288,028 and 1,072,775 shares at November 30, 2008 and 2007	(64,632)	(46,045)
Retained earnings	584,219	483,804
Accumulated other comprehensive (loss) income	(127,180)	21,389

Total stockholders' equity	801,055	840,908

Total liabilities and stockholders' equity	$1,436,180	$1,323,807

See accompanying notes.

IHS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended November 30,
	2008	2007	2006
	(In thousands, except per share amounts)
Revenue:
Products	$722,311	$589,602	$474,705
Services	121,719	98,790	76,065

Total revenue	844,030	688,392	550,770
Operating expenses:
Cost of revenue:
Products	294,929	240,634	189,056
Services	77,802	61,924	63,367

Total cost of revenue (includes stock-based compensation expense at $1,361; $1,142; and $2,882 for the years ended November 30, 2008, 2007 and 2006, respectively)	372,731	302,558	252,423
Selling, general and administrative (includes stock-based compensation expense of $38,611; $29,299; and $18,820 for the years ended November 30, 2008, 2007 and 2006, respectively)	295,523	249,583	200,719
Depreciation and amortization	39,410	25,478	15,714
Restructuring and offering charges (credits)	12,089	(154)	3,103
(Gain) loss on sales of assets, net	(328)	(758)	56
Net periodic pension and post-retirement benefits	(3,704)	(668)	(2,745)
Other (income) expense, net	(5,202)	(4,249)	1.315

Total operating expenses	710,519	571,790	470,585

Operating income	133,511	116,602	80,185
Interest income	3,162	6,784	5,974
Interest expense	(2,482)	(720)	(847)

Non-operating income, net	680	6,064	5,127

Income from continuing operations before income taxes, equity investment and minority interests	134,191	122,666	85,312
Provision for income taxes	(38,512)	(38,827)	(26,879)

Income from continuing operations before minority interests	95,679	83,839	58,433
Income from equity investment	3,327	—	—
Minority interests	(13)	(64)	(168)

Income from continuing operations	98,993	83,775	58,265
Discontinued operations:
Loss from discontinued operations, net	—	—	(1,920)

Net income	$98,993	$83,775	$56,345

Income from continuing operations per share:
Basic (Class A common stock and Class B common stock)	$1.60	$1.41	$1.03

Diluted (Class A common stock and Class B common stock)	$1.57	$1.39	$1.03

Loss from discontinued operations per share:
Basic (Class A common stock and Class B common stock)	$—	$—	$(0.03)

Diluted (Class A common stock and Class B common stock)	$—	$—	$(0.04)

Net income per share:
Basic (Class A common stock and Class B common stock)	$1.60	$1.41	$1.00

Diluted (Class A common stock and Class B common stock)	$1.57	$1.39	$0.99

Weighted average shares:
Basic (Class A common stock and Class B common stock)	62,063	59,463	56,561

Diluted (Class A common stock and Class B common stock)	62,957	60,426	56,656

See accompanying notes.

IHS INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Shares of Class A Common Stock	Class A Common Stock	Shares of Class B Common Stock	Class B Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Total
	(In thousands)
Balance at November 30, 2005	44,078	441	13,750	138	168,196	—	343,684	(10,486)	(24,793)	477,180
Adoption of SFAS No. 123(R)	—	—	—	—	(24,793)	—	—	—	24,793	—
Stock-based award activity	1,188	12	—	—	21,082	—	—	—	—	21,094
Excess tax benefit on vested shares	—	—	—	—	10,542	—	—	—	—	10,542
Repurchases of common stock	(224)	—	—	—	—	(7,551)	—	—	—	(7,551)
Net income	—	—	—	—	—	—	56,345	—	—	56,345
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	—	7,442	—	7,442
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	—	(3,152)	—	(3,152)
Unrealized gains on short-term investments, net of tax	—	—	—	—	—	—	—	28	—	28
Unrealized gains on foreign-currency hedges, net of tax	—	—	—	—	—	—	—	3,263	—	3,263

Comprehensive income, net of tax										63,926

Balance at November 30, 2006	45,042	453	13,750	138	175,027	(7,551)	400,029	(2,905)	—	565,191
Stock-based award activity	102	1	—	—	29,941	(9,318)	—	—	—	20,624
Excess tax benefit on vested shares	—	—	—	—	1,051	—	—	—	—	1,051
Repurchases of common stock	(849)	—	—	—	—	(29,176)	—	—	—	(29,176)
Shares issued for acquisitions	4,464	44	—	—	175,105	—	—	—	—	175,149
Adoption of SFAS No. 158, net of tax	—	—	—	—	—	—	—	(918)	—	(918)
Net income	—	—	—	—	—	—	83,775	—	—	83,775
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	—	18,047	—	18,047
Net pension liability adjustment, net of tax	—	—	—	—	—	—	—	7,165	—	7,165

Comprehensive income, net of tax										108,987

Balance at November 30, 2007	48,759	$498	13,750	$138	$381,124	$(46,045)	$483,804	$21,389	$—	$840,908

Stock-based award activity	192	5	—	—	38,995	(18,817)	—	—	—	20,183
Excess tax benefit on vested shares	—	—	—	—	9,353	—	—	—	—	9,353
Repurchases of common stock	(1,200)	—	—	—		(65,545)	—	—	—	(65,545)
Shares issued for acquisition	1,301	—	—	—	(21,465)	65,775	—	—	—	44,310
Class B shares conversion to Class A shares	13,750	138	(13,750)	(138)	—	—	—	—	—	—
Net income	—	—	—	—	—	—	98,993	—	—	98,993
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	—	(96,977)	—	(96,977)
Net pension liability adjustment, net of tax	—	—	—	—	—	—	—	(51,592)	—	(51,592)

Comprehensive income, net of tax										(49,576)
Adoption of FIN No. 48							1,422			1,422

	62,802	$641	—	$—	$408,007	(64,632)	$584,219	$(127,180)	$—	$801,055

See accompanying notes.

IHS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended November 30,
	2008	2007	2006
	(In thousands)
Operating activities
Net income	$98,993	$83,775	$56,345
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	39,410	25,478	15,714
Stock-based compensation expense	39,972	30,441	21,702
(Gain) loss on sales of assets, net	(328)	(758)	56
Impairment of assets	323	—	—
Impairment of assets of discontinued operations	—	—	1,012
Distributions from equity-method investment	3,924	—	—
Net non-cash periodic pension and post-retirement benefits income	(5,551)	(3,975)	(4,421)
Undistributed earnings of affiliates, net	(3,327)	(31)	—
Minority interests	(202)	(168)	29
Deferred income taxes	4,833	1,614	(7,566)
Change in assets and liabilities:
Accounts receivable, net	(23,944)	(5,545)	(4,687)
Other current assets	(1,314)	(2,084)	1,198
Accounts payable	(4,789)	(15,640)	2,263
Accrued expenses	8,398	4,892	4,476
Income taxes	(3,627)	11,151	3,500
Deferred subscription revenue	36,580	12,587	26,112
Other liabilities	(102)	—	—

Net cash provided by operating activities	189,249	141,737	115,733
Investing activities
Capital expenditures on property and equipment	(13,885)	(11,890)	(10,576)
Intangible assets acquired	(4,000)	—	(3,300)
Change in other assets and liabilities	(3,979)	(1,285)	114
Settlements of forward contracts	(881)	—	—
Purchases of investments	—	(98,975)	(5,351)
Sales and maturities of investments	10,500	90,483	31,012
Acquisitions of businesses, net of cash acquired	(272,844)	(114,626)	(84,454)
Proceeds from sales of assets and investment in affiliate	140	2,461	265

Net cash used in investing activities	(284,949)	(133,832)	(72,290)
Financing activities
Proceeds from borrowings	160,000	—	—
Repayment of borrowings	(83,099)	(537)	(190)
Tax benefit from equity compensation plans	3,952	1,051	10,542
Purchases of treasury stock	(84,362)	(38,494)	(7,551)

Net cash provided by (used in) financing activities	(3,509)	(37,980)	2,801

Foreign exchange impact on cash balance	(18,235)	(1,475)	1,425

Net (decrease) increase in cash and cash equivalents	(117,444)	(31,550)	47,669
Cash and cash equivalents at the beginning of the year	148,484	180,034	132,365

Cash and cash equivalents at the end of the year	$31,040	$148,484	$180,034

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

        We serve some of the world's largest corporations across multiple industries, as well as governments and other organizations, in more than 100 countries. Our primary operations outside the United States are in the United Kingdom, Canada and Switzerland. We have structured our business around our customers and the geographies in which they reside: Americas (which includes the United States, Canada, and Latin America); EMEA (Europe, the Middle East, and Africa, with India also included in the region), and APAC (the Asia Pacific region, which includes many countries such as China, Japan, South Korea, Malaysia, and Australia). This allows us to tailor and expand the solutions we offer to meet the unique needs of our customers both globally and in local markets.

        In addition to structuring our business around the regions, we have targeted four specific information "domains"—Energy, Product Lifecycle, Security, and Environment. Since these four information domains represent areas where our customers have needs for Critical Information and Insight, we use these domains to set priorities and design our business objectives. The information that our customers need to address their complex business issues continues to converge at the intersection of the information domains that we serve. As we continue to deliver Critical Information and Insight in those four information domains, we prepare our financial reports and analyze our business across our three geographic reportable segments: Americas; EMEA, and APAC.

2. Significant Accounting Policies

  Fiscal Year End

        Our fiscal years end on November 30 of each year. References herein to individual years mean the year ended November 30. For example, 2008 means the year ended November 30, 2008.

  Consolidation Policy

        The consolidated financial statements include the accounts of all wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in unconsolidated affiliated companies are accounted for under the equity method and are included in "Equity Investments" in the accompanying Consolidated Balance Sheets. Our proportionate share of income from the unconsolidated affiliates is included in "Income from Equity Investment" in the accompanying Consolidated Statements of Operations. We generally utilize the equity method of accounting when we have a non-controlling ownership interest of between 20% and 50% in an entity, provided we are able to exercise significant influence over the investee's operations.

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

  Concentration of Credit Risk

        We are exposed to credit risk associated with cash equivalents, investments and trade receivables. We do not believe that our cash equivalents or investments present significant credit risks because the counterparties to the instruments consist of major financial institutions that are financially sound or have been capitalized by the U.S. government and we manage the notional amount of contracts entered into with any counterparty. Substantially all trade receivable balances are unsecured. The concentration of credit risk with respect to trade receivables is limited by the large number of customers in our customer base and their dispersion across various industries and geographic areas. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses. The allowance is based upon management's assessment of known credit risks as well as general industry and economic conditions. Specific accounts receivable are written off upon notification of bankruptcy or once it is determined the account is significantly past due beyond the contractual payment terms and collection efforts are unsuccessful.

  Fair Value of Financial Instruments

        The carrying value of our financial instruments, including cash, accounts receivable, accounts payable, and short-term and long-term debt, approximates their fair value.

  Revenue Recognition

        Revenue is recognized when all of the following criteria have been met: (a) persuasive evidence of an arrangement exists, (b) delivery has occurred or services have been rendered, (c) the price to the customer is fixed or determinable, and (d) collectability is reasonably assured. Our revenue recognition policies are based on the guidance in Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, and, where applicable, Statement of Position (SOP) 97-2, Software Revenue Recognition.

  Sales of Critical Information and Insight

        The majority of our revenue is derived from the sale of subscriptions to our Critical Information, which is initially deferred and then recognized ratably as delivered over the subscription period.

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

        Revenue is recognized upon delivery for non-subscription-based sales.

        In certain locations, we use dealers to distribute our Critical Information and Insight. Revenue for products sold through dealers is recognized as follows:

  •
  For subscription-based services, revenue is recognized ratably as delivered to the end user over the subscription period.

  •
  For non-subscription-based products, revenue is recognized upon delivery to the dealer.

        We do not defer the revenue for the limited number of sales of subscriptions in which we act as a sales agent for third parties and we have no continuing responsibility to maintain and update the underlying database. We recognize this revenue upon the sale of these subscriptions and delivery of the information and tools in accordance with Emerging Issues Task Force Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent.

  Services

        We provide our customers with service offerings that are primarily sold on a stand-alone basis and on a significantly more limited basis as part of a multiple-element arrangement. Our service offerings are generally separately priced in a standard price book. For services that are not in a standard-price book, as the price varies based on the nature and complexity of the service offering, pricing is based on the estimated amount of time to be incurred at standard billing rates for the estimated underlying effort for executing the associated deliverable in the contract. Revenue related to services performed under time-and-material-based contracts is recognized in the period performed at standard billing rates. Revenue associated with fixed-price contracts is recognized upon completion of each specified performance obligation or proportionally based upon performance progress under the terms of the contract. See discussion of "multiple-element arrangements" below. If the contract includes acceptance contingencies, revenue is recognized in the period in which we receive documentation of acceptance from the customer.

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

        Identifiable intangible assets with finite lives are amortized on a straight-line basis over their respective lives or other methods if they more accurately portray the proportional value.

        We review the carrying values of identifiable intangible assets with indefinite lives and goodwill at least annually to assess impairment because these assets are not amortized. Additionally, we review the carrying value of any intangible asset or goodwill whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. We assess impairment by comparing the fair value of an indefinite-lived identifiable intangible asset or goodwill with its carrying value. Impairments are expensed when incurred.

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

  Indefinite-lived intangible assets

        In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we perform the impairment test for indefinite-lived intangible assets by comparing the asset's fair value to its carrying value. An impairment charge is recognized if the asset's estimated fair value is less than its carrying value.

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

  Goodwill

        In accordance with SFAS No. 142, we test goodwill for impairment on a "reporting unit" level as defined by reference to SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information on at least an annual basis. A reporting unit is a group of businesses (i) for which discrete financial information is available and (ii) that have similar economic characteristics. We test goodwill for impairment using the following two-step approach:

  •
  We first determine the fair value of each reporting unit. If the fair value of a reporting unit is less than its carrying value, this is an indicator that the goodwill assigned to that reporting unit might be impaired, which requires performance of the second step. We determine the fair value of our reporting units based on projected future discounted cash flows, which, in turn, are based on our views of uncertain variables such as growth rates, anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. There were no impairments in the fiscal years ended November 30, 2008, 2007 and 2006.

  •
  If necessary, in the second step, we allocate the fair value of the reporting unit to the assets and liabilities of the reporting unit as if it had just been acquired in a business combination and as if the purchase price was equivalent to the fair value of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is referred to as the implied fair value of goodwill. We then compare that implied fair value of the reporting unit's goodwill to the carrying value of that goodwill. If the implied fair value is less than the carrying value we recognize an impairment loss for the excess.

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

        On December 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Income Taxes (FIN No. 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon adoption of FIN No. 48, we recorded a cumulative effect adjustment of $1.4 million to increase beginning retained earnings. Following adoption of FIN No. 48, we include accrued interest and accrued penalties related to amounts accrued for unrecognized tax benefits in our provision for income taxes. We had previously included interest and penalties in interest income (expense) and other income (expense), respectively.

  Treasury Stock

        For all IHS stock retention and buyback programs and transactions, we utilize the cost method of accounting. Regarding the inventory costing method for treasury stock transactions, we employ the weighted-average cost method.

  Earnings per Share

        Earnings per common share (EPS) are computed in accordance with SFAS No. 128, Earnings per Share (SFAS No. 128). Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities were exercised or converted into common shares. Prior to September 2008, we used the two-class method for computing basic and diluted EPS amounts as we had both Class A and Class B common stock outstanding. On September 18, 2008, the class B stockholders converted their shares to Class A common stock on a one-for-one basis.

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

        From time to time, we utilize forward-contract instruments to manage market risks associated with fluctuations in certain foreign-currency exchange rates as they relate to specific balances of accounts and notes receivable and payable denominated in foreign currencies. At the end of the reporting

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

period, non-functional foreign-currency-denominated receivable and cash balances are re-measured into the functional currency of the reporting entities at current market rates. The change in value from this re-measurement is reported as a foreign exchange gain or loss for that period in other income (expense) in the accompanying consolidated statements of operations. The resulting gains or losses from the forward foreign currency contracts described above, which are also included in other income (expense), mitigate the exchange rate risk of the associated assets.

  Research and Development

        Costs of research and development, which are included in cost of revenue, are expensed as incurred and amounted to approximately $4.3 million, $5.0 million and $3.1 million for 2008, 2007, and 2006, respectively.

  Impairment of Long-Lived Assets

        We account for long-lived assets, including finite-lived intangibles in accordance with Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We annually review the carrying amounts of long-lived assets to determine whether current events or circumstances warrant adjustment to such carrying amounts. A long-lived asset is considered to be impaired if its carrying value exceeds the estimated future undiscounted cash flows to be derived from it. Any impairment is measured by the amount that the carrying value of such assets exceeds their fair value, primarily based on estimated discounted cash flows. Considerable management judgment is necessary to estimate the fair value of assets. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value, less cost to sell.

  Stock-Based Compensation

        We account for stock-based compensation under SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)) and the related SEC Staff Accounting Bulletin No. 107, Share-Based Payments. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

        SFAS No. 123(R) also requires forfeitures to be estimated at the grant date. Accordingly, compensation cost is recognized based on the number of awards expected to vest. There may be adjustments in future periods if actual forfeitures differ from our estimates. Our forfeiture rate is based upon historical experience as well as anticipated employee turnover considering certain qualitative factors. We amortize the value of nonvested share awards to expense over the vesting period on a straight-line basis. For awards with performance conditions, an evaluation is made each quarter as to the likelihood of the performance criteria being met. Compensation expense is then adjusted to reflect the number of shares expected to vest and the cumulative vesting period met to date. For stock options, we estimate the fair value of awards on the date of grant using the Black-Scholes pricing model. We amortize the value of stock options to expense over the vesting period on a straight-line basis.

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

  New Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Adoption of the provisions of SFAS No. 157 related to non-financial assets and liabilities has been delayed for fiscal years which begin after November 15, 2008. The provisions of SFAS No. 157 relating to financial assets and liabilities are effective for financial statements issued for fiscal years beginning after November 15, 2007. We adopted the provisions relating to financial assets and liabilities as of December 1, 2007 with no material impact on our consolidated financial statements. We are currently evaluating the impact of adopting the provisions within SFAS No. 157 related to non-financial assets and liabilities on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141(R)) and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS Nos. 141(R) and 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Thus, we are required to adopt these standards on December 1, 2009, the first day of our 2010 fiscal year. Earlier adoption is prohibited. We are currently evaluating the impact of adopting SFAS Nos. 141(R) and 160 on our consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS No. 161). SFAS No. 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and how derivatives impact financial statements. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Thus, we are required to adopt this standard on December 1, 2008, the first day of our 2009 fiscal year. The adoption of SFAS No. 161 will not have a material impact on our consolidated financial statements.

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of General Accepted Accounting Principles (SFAS No. 162). This statement documents the hierarchy of the various sources of accounting principles and the framework for selecting the principles used in preparing financial statements. This statement shall be effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS No. 162 will not have a material impact to our consolidated financial statements.

3. Acquisitions

        During 2008, we made the following acquisitions:

        Global Insight, Inc (Global Insight).    In October 2008, we completed our acquisition of Global Insight, Inc. based in Lexington, Massachusetts, now known as IHS Global Insight. The acquisition closed for $117.2 million in cash and approximately 1.3 million shares of IHS common stock, which were valued at $44.3 million based on the closing price of IHS on Oct. 10, 2008. Terms of the transaction include a lock-up agreement restricting the salability of IHS shares with 10 percent of the shares restricted for one year, 50 percent for two years and 40 percent for three years. As of

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Acquisitions (Continued)

November 30, 2008, we have begun the first phase of implementation of a plan to streamline the operations of Global Insight and eliminate redundancies as a result of this acquisition. This plan contemplates certain reductions in personnel as well as certain facility consolidations related to this acquisition. In accordance with this plan and initial implementation, we have recorded severance cost of approximately $8 million and facility consolidation costs of approximately $5 million in the preliminary purchase accounting as assumed liabilities as of November 30, 2008. The cash payments will be incurred at various times through the first nine months of 2009.

        Divestco USA Inc. (Divestco).    In September 2008, we acquired the U.S. product portfolio of Divestco, a strategic provider of comprehensive data and analytical tools for the oil and gas industry, for approximately $3.0 million in cash.

        Documental Solutions LLC (Documental Solutions).    In September 2008, we acquired Documental Solutions LLC of Falls Church, Virginia for approximately $22.2 million in cash. Documental Solutions is a leading provider of market intelligence and analysis tools for the defense and aerospace industry.

        JFA International (JFA).    In March 2008, we acquired the assets of JFA, a London, England based provider of strategic analysis to the energy industry's exploration and production sectors. JFA was acquired for £2.0 million, or approximately $3.9 million based on the exchange rate as of the date of acquisition.

        Environmental Software Providers (ESP).    In March 2008, we acquired Environmental Software Providers, the business name for Electric Software Products, Inc., based in Mountain View, California, for approximately $18.7 million in cash. ESP is a provider of enterprise information solutions used by companies to assist in managing their environmental sustainability programs.

        Dolphin Software, Inc. (Dolphin).    In March 2008, we acquired Dolphin of Lake Oswego, Oregon for approximately $23.7 million in cash. Dolphin is a leader in developing and using chemical data information and software used by companies to record and track chemicals stored and used in their facilities.

        Prime Publications Limited (Prime).    In March 2008, we acquired Prime, which owns a 50% interest in the Lloyd's Register-Fairplay Limited (LRF) joint venture, a leading source of global maritime information. LRF is the pre-eminent brand name in the maritime information industry and the only organization that provides comprehensive details of the current world merchant fleet (tankers, cargo, carrier and passenger ships) and a complete range of products and services to assist the world's maritime community. The investment in LRF was the primary asset of Prime. Lloyd's Register of London, England is the joint venture partner owning the other 50%. IHS accounts for the joint venture under the equity method of accounting. IHS acquired 100 percent of the stock of Prime for approximately £38.0 million, or approximately $76.1 million based on the exchange rate as of the date of acquisition, which included £10.7 million, in non-interest bearing seller notes valued at $16.0 million as of November 30, 2008, and the remainder was paid in cash.

        McCloskey Group Limited (McCloskey).    In December 2007, we acquired McCloskey, the leading provider of news, Critical Information and Insight on the international coal markets located near London, England. We acquired McCloskey for £13.9 million, or approximately $28.2 million based on the exchange rate as of the date of acquisition, using cash on hand.

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Acquisitions (Continued)

        The purchase prices for these 2008 acquisitions, excluding acquired cash and including acquisition-related costs, were initially allocated as follows (in thousands):

	Global Insight(1)	Prime	McCloskey	All others	Total
Assets:
Current assets	$24,413	$110	$774	$3,549	$28,846
Property and equipment	4,130	6	114	771	5,021
Intangible assets	85,000	3,572	8,180	25,601	122,353
Goodwill	125,698	717	24,136	51,657	202,208
Equity investment in joint venture	—	73,822	—	976	74,798
Other long-term assets	1,495	—	—	58	1,553

Total assets	240,736	78,227	33,204	82,612	434,779

Liabilities:
Current liabilities	56,807	50	2,741	7,322	66,920
Deferred taxes	21,267	2,059	2,258	2,870	28,454
Other long-term liabilities	1,183			927	2,110

Total liabilities	79,257	2,109	4,999	11,119	97,484

Purchase price	$161,479	$76,118	$28,205	$71,493	$337,295

(1)
Pending final purchase price allocation.

        During 2007, we made the following acquisitions:

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

3. Acquisitions (Continued)

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

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Acquisitions (Continued)

        During 2006, we made the following acquisitions:

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

        CDS.    During December 2005, we acquired the assets of a content-and-data-services (CDS) business for approximately $33.0 million that serves several of the industries targeted by our Product Lifecycle domain. The core product of this business is an extensive database that includes technical attributes and alternatives for, and obsolescence and environmental data on, electronic component parts.

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

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Restructuring and Offering Charges (Credits)

        A summary of the restructuring and offering charges (credits) follows (in thousands):

	Years Ended November 30,
	2008	2007	2006
Restructuring charges (credits)	$12,089	$(154)	$2,325
Offering costs	—	—	778

Total	$12,089	$(154)	$3,103

  2008 Restructuring

        During the third quarter of 2008, we executed a restructuring initiative which primarily affected the Americas and EMEA segments. One-time, involuntary benefit arrangements and other exit costs are accounted for under the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Costs arising under our defined benefit pension plans from providing enhanced benefits are accounted for under the provisions of SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. Restructuring and related expenses consist of direct and incremental costs associated with restructuring and related activities, including severance, outplacement and other employee related benefits; facility closure including non-cash expenses related to fixed asset and leasehold improvement write-offs; and other expenses include legal expenses associated with employee terminations which were incurred during the third quarter of 2008.

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

        The restructuring charge was incurred in its entirety during the third quarter of 2008. Approximately $5.8 million of the charge related to our Americas segment, $6.3 million pertained to our EMEA segment and $0.4 million related to shared services. The restructuring charge was comprised of the following (in thousands):

Employee severance and other termination benefits	$11,241
Contract termination costs	639
Other	599

Total	$12,479

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Restructuring and Offering Charges (Credits) (Continued)

        A reconciliation of the related accrued restructuring liability as of November 30, 2008 was as follows:

	Employee Severance and Other Termination Benefits	Contract Termination Costs	Other	Total
	(In thousands)
Balance at November 30, 2007	$—	$—	$—	$—
Add: Restructuring costs incurred	11,241	639	599	12,479
Less: Asset write-offs	—	—	(323)	(323)
Less: Amount reversed during the year ended November 30, 2008	(390)	—	—	(390)
Less: Amount paid during the year ended November 30, 2008	(9,936)	(540)	(276)	(10,752)

Balance at November 30, 2008	$915	$99	$—	$1,014

  2006 Restructuring

        During the fourth quarter of 2006, we executed a restructuring initiative to facilitate continued growth through the focus on a narrower group of products and services, exit non-core legacy applications, and improve our operational effectiveness. During the course of the restructuring, we reduced our aggregate workforce by approximately 40 employees.

        The restructuring charge was incurred in its entirety during the fourth quarter of 2006. The restructuring charge was comprised entirely of employee severance and other termination benefits costs.

        A reconciliation of the related accrued restructuring liability as of November 30, 2007 was as follows:

Employee Severance and Other Termination Benefits
(In thousands)
Balance at November 30, 2006	$2,046
Add: Restructuring costs incurred	—
Less: Amount paid during the year ended November 30, 2007	(1,892)
Less: Amount reversed during the year ended November 30, 2007	(154)

Balance at November 30, 2007	$—

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Discontinued Operations

        During 2006, we sold a business to an unrelated third party for approximately $0.3 million and recognized a loss of less than $0.1 million on the sale of the business. The loss on sale of discontinued operations is included in the loss on discontinued operations, net line item on our consolidated statement of operations.

        For all of the periods presented, the related results of operations are shown as a discontinued operation, net of tax, in our consolidated statements of operations and cash flows.

        Operating results of the discontinued operations for the years ended November 30, 2008, 2007 and 2006 were as follows:

	Years Ended November 30,
	2008	2007	2006
	(In thousands)
Revenue	$—	$—	$399

Loss from discontinued operations	$—	$—	$(2,766)
Tax benefit	—	—	846

Loss from discontinued operations, net	$—	$—	$(1,920)

6. Marketable Securities

        At November 30, 2008, we had no short-term investments.

        At November 30, 2007, we owned the following short-term investments which were classified as available-for-sale securities and reported at fair value:

	Gross Amortized Cost	Unrealized Holding Loss	Estimated Fair Value
	(In thousands)
Municipal securities	$10,518	$—	$10,518

        We use the specific identification method to account for gains and losses on securities. Realized gains on sales of marketable securities included within other income (expense) were immaterial for the years ended November 30, 2008, 2007 and 2006.

7. Accounts Receivable

        Our accounts receivable balance consists of the following as of November 30:

	2008	2007
	(In thousands)
Accounts receivable	$212,605	$180,948
Less—accounts receivable allowance	(4,790)	(5,406)

Accounts receivable, net	$207,815	$175,542

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Accounts Receivable (Continued)

        The activity in our accounts receivable allowance consists of the following as of November 30:

	2008	2007	2006
	(In thousands)
Balance at beginning of year	$5,406	$4,551	$4,847
Provision for bad debts	1,967	2,178	1,188
Recoveries and other additions	233	191	297
Write-offs and other deductions	(2,816)	(1,514)	(1,781)

Balance at end of year	$4,790	$5,406	$4,551

8. Property and Equipment

        Property and equipment consists of the following at November 30:

	2008	2007
	(In thousands)
Land, buildings and improvements	$66,459	$67,591
Machinery and equipment	74,925	59,858

	141,384	127,449
Less: accumulated depreciation	(81,806)	(68,693)

	$59,578	$58,756

        Depreciation expense was approximately $13.6 million, $11.4 million and $6.9 million in 2008, 2007 and 2006, respectively.

9. Equity Investment

        In March, 2008, we acquired Prime, which owns a 50% interest in the Lloyd's Register-Fairplay Limited (LRF) joint venture, a leading source of global maritime information. LRF is the pre-eminent brand name in the maritime information industry and the only organization that provides comprehensive details of the current world merchant fleet (tankers, cargo, carrier and passenger ships) and a complete range of products and services to assist the world's maritime community. The investment in LRF was the primary asset of Prime. Lloyd's Register of London, England is the joint venture partner owning the other 50%. IHS accounts for the joint venture under the equity method of accounting. The decrease in the investment balance from the date of acquisition to November 30, 2008 is primarily due to foreign currency exchange rate fluctuations.

        The following table presents the summary balance sheet information for LRF as of November 30, 2008 (in thousands):

Current assets	$8,611
Non-current assets	7,806
Current liabilities	13,751
Non-current liabilities	1,376

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Equity Investment (Continued)

        The following table presents the summary statement of operations for LRF for the period from March 1, 2008 through November 30, 2008 (in thousands):

Revenue	$29,013
Operating expenses	17,057

Operating income	$11,956
Net income	$8,667
50% of net income	$4,334
Amortization expense for purchased tangibles, net of taxes	(1,007)

Income from equity method investment	$3,327

10. Goodwill and Intangible Assets

        The following table presents details of our intangible assets, other than goodwill, as of November 30, 2008:

	Useful Life	Gross	Accumulated Amortization	Net
	(Years)	(In thousands)
Intangible assets subject to amortization:
Information databases	5 - 15	$176,637	$(27,770)	$148,867
Customer relationships	2 - 15	72,596	(12,346)	60,250
Non-compete agreements	5	5,851	(4,098)	1,753
Developed computer software	5	18,700	(4,344)	14,356
Other	3 - 11	5,872	(3,190)	2,682

Total		279,656	(51,748)	227,908
Intangible assets not subject to amortization:
Trademarks		56,844	—	56,844
Perpetual licenses		1,150	—	1,150

Total intangible assets		$337,650	$(51,748)	$285,902

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Goodwill and Intangible Assets (Continued)

        The following table presents details of our intangible assets, other than goodwill, as of November 30, 2007:

	Useful Life	Gross	Accumulated Amortization	Net
	(Years)	(In thousands)
Intangible assets subject to amortization:
Information databases	5 - 15	$137,317	$(14,926)	$122,391
Customer relationships	2 - 15	45,650	(7,981)	37,669
Non-compete agreements	5	5,514	(2,889)	2,625
Developed computer software	5	15,036	(2,527)	12,509
Other	3 - 11	1,009	(984)	25

Total		204,526	(29,307)	175,219
Intangible assets not subject to amortization:
Trademarks		29,602	—	29,602
Perpetual licenses		1,538	—	1,538

Total intangible assets		$235,666	$(29,307)	$206,359

        The estimated future amortization expense of intangible assets is as follows:

Year	Amount
(In thousands)
2009	$30,330
2010	27,962
2011	26,808
2012	25,419
2013	24,255

        Amortization expense of intangible assets was $25.8 million, $14.1 million and $8.7 million for the years ended November 30, 2008, 2007 and 2006, respectively.

        Changes in our goodwill from November 30, 2007 to November 30, 2008 and from November 30, 2006 to November 30, 2007 were the result of acquisitions (see Note 3) and foreign currency exchange rate fluctuations.

11. Debt

        On September 7, 2007, we entered into an amended and restated credit agreement (the Revolver). The $385 million unsecured revolving credit agreement allows us, under certain conditions, to increase the facility to a maximum of $500 million. The agreement expires in September 2012.

        The interest rates for borrowing under the Revolver are based upon our Leverage Ratio, which is the ratio of Consolidated Funded Indebtedness to rolling four quarter Consolidated Earnings Before Interest Expense, Taxes, Depreciation and Amortization (EBITDA), as defined in the Revolver. The rate ranges from the applicable LIBOR plus 50 basis points to 125 basis points or the agent bank's base rate. A commitment fee is payable periodically and ranges from 10 to 25 basis points based upon our Leverage Ratio. The Revolver contains certain financial and other covenants, including limitations

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Debt (Continued)

on capital lease obligations and maximum Leverage and Interest Coverage Ratios, as defined in the Revolver.

        As of November 30, 2008, we were in compliance with all of the covenants in the agreement and had $80.0 million of outstanding borrowings with an annual interest rate of 3.38%. In addition, we had outstanding letters of credit totaling approximately $1.2 million as of November 30, 2008.

        As of November 30, 2008, we also had $16.0 million of non-interest bearing notes that were issued to the sellers of Prime. These notes are due upon demand and are therefore recorded in "Short-term Debt" in the accompanying Consolidated Balance Sheets.

12. Indemnifications

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

13. Taxes on Income

        The amounts of income from continuing operations before income taxes and minority interests by U.S. and foreign jurisdictions follow for the years ended November 30:

	2008	2007	2006
	(In thousands)
U.S.	$23,993	$24,422	$10,948
Foreign	110,198	98,244	74,364

	$134,191	$122,666	$85,312

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Taxes on Income (Continued)

        The provision for income tax expense (benefit) from continuing operations, for the years ended November 30 was as follows:

	2008	2007	2006
	(In thousands)
Current:
U.S.	$8,560	$6,010	$8,666
Foreign	22,321	28,628	23,961
State	2,798	2,575	1,818

Total current	33,679	37,213	34,445

Deferred:
U.S.	6,465	2,943	(9,602)
Foreign	(1,860)	(420)	1,479
State	228	(909)	557

Total deferred	4,833	1,614	(7,566)

Provision for income taxes	$38,512	$38,827	$26,879

        The provision for income taxes from continuing operations recorded within the consolidated statements of operations differs from the provision determined by applying the U.S. statutory tax rate to pretax earnings as a result of the following for the years ended November 30:

	2008	2007	2006
	(In thousands)
Statutory U.S. federal income tax	$46,967	$42,933	$29,858
State income tax, net of federal benefit	1,956	765	1,245
Foreign rate differential	(16,764)	(8,702)	(4,167)
U.S. tax on dividends from foreign affiliates, net of foreign tax credits (FTCs)	7,828	8,304	3,348
Valuation allowance	(1,042)	(2,004)	1,211
Tax-exempt interest	(157)	(1,414)	(1,011)
Change in reserves	147	(1,225)	(917)
Other	(423)	170	(2,688)

Income tax expense	$38,512	$38,827	$26,879

Effective tax rate expressed as a percentage of pretax earnings	28.7%	31.7%	31.5%

        Undistributed earnings of our foreign subsidiaries were approximately $101.0 million at November 30, 2008. Those earnings are considered to be indefinitely reinvested; accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with its hypothetical calculation. Withholding taxes of

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Taxes on Income (Continued)

approximately $2.4 million would be payable upon remittance of all previously unremitted earnings at November 30, 2008.

        The significant components of deferred tax assets and liabilities at November 30 were:

	2008	2007
	(In thousands)
Deferred tax assets:
Accruals and reserves	$4,056	$3,475
Deferred revenue	1,559	463
Depreciation	2,256	1,389
Pension and post retirement benefits	3,233	—
Tax credits	14,952	22,755
Restructure reserves	5,399	—
Deferred equity compensation	17,559	13,245
Loss carryforwards	8,340	6,383
Other	1,056	396

Gross deferred tax assets	58,410	48,106
Valuation allowance	(3,897)	(5,216)

Realizable deferred tax assets	54,513	42,890

Deferred tax liabilities:
Pension and post-retirement benefits	—	(26,288)
Intangibles	(91,461)	(59,382)

Gross deferred tax liabilities	(91,461)	(85,670)

Net deferred tax asset (liability)	$(36,948)	$(42,780)

        As of November 30, 2008, we had loss carryforwards totaling approximately $24.4 million, comprised of $13.8 million of U.S. net operating loss carryforwards, $5.3 million U.S. capital-loss carryforwards, and $5.3 million of foreign loss carryforwards for tax purposes, which will be available to offset future taxable income. If not used, the U.S. net operating loss carryforwards will begin to expire in 2009, the U.S. capital loss carryforwards will expire in 2012, and the foreign tax loss carryforwards generally may be carried forward indefinitely. The U.S. net operating loss carryforwards increased as a result of the IHS Global Insight acquisition. These losses begin to expire in 2009 and are subject to prior Section 382 limits. Only losses deemed more likely than not of being realizable were recorded. The U.S. capital loss was incurred during 2007 as the previously deferred loss on stock investment was realized. We believe the realization of substantially the entire deferred tax assets related to the U.S. capital loss and to foreign net operating losses is not more likely than not to occur, and, accordingly, have placed a valuation allowance on these assets. Additionally, IHS Global Insight has existing foreign net operating losses which are still being analyzed to determine recoverability.

        As of November 30, 2008, we had foreign tax credit (FTC) carryforwards of approximately $9.2 million, research and development (R&D) credit carryforwards of approximately $2.7 million, and Alternative Minimum Tax (AMT) credit carryforwards of approximately $3.1 million, which will be available to offset future U.S. tax liabilities. If not used, the FTC carryforwards will expire between

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Taxes on Income (Continued)

2011 and 2016, and the R&D credit carryforwards will expire between 2008 and 2027. The AMT credit carryforwards may be carried forward indefinitely. We believe that it is more likely than not that we will realize our FTC and AMT tax credit assets. As a result, during 2007 we released the valuation allowance of $1.2 million on the FTC deferred tax asset. We believe that a portion of the R&D tax credits will expire unused.

        The valuation allowance for deferred tax assets decreased by $1.3 million in 2008. The decrease in this allowance was primarily due to a decrease on the allowance of foreign subsidiary deferred tax assets of $1.3 million.

        We have provided what we believe to be an appropriate amount of tax for items that involve interpretation of the tax law. However, events may occur in the future that will cause us to reevaluate our current reserves and may result in an adjustment to the reserve for taxes.

        On December 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Income Taxes (FIN No. 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon adoption of FIN No. 48, we recorded a cumulative effect adjustment of $1.4 million to increase beginning retained earnings. Following adoption of FIN No. 48, we include accrued interest and accrued penalties related to amounts accrued for unrecognized tax benefits in our provision for income taxes. We had previously included interest and penalties in interest income (expense) and other income (expense), respectively.

        A summary of the activities associated with our FIN No. 48 reserve for unrecognized tax benefits, interest and penalties follows:

	Unrecognized Tax Benefits	Interest	Penalties
	(In thousands)
Balance at December 1, 2007	$1,494	$123	$3
Additions:
Acquisition of IHS Global Insight	248	—	—
Current year tax positions	173	—	—
Associated with interest	—	46	—
Decreases
Prior year tax positions	(94)	(29)	—
Settlements	(193)	(31)	—
Lapse of statute of limitations	(5)	(3)	(3)
Impact of exchange rates	(19)	—	—

Balance at November 30, 2008	$1,604	$106	$—

        As of November 30, 2008, the total amount of unrecognized tax benefits was $1.7 million, of which $0.1 million related to interest.

        Changes in the reserve for unrecognized tax benefits associated with current year tax positions were primarily related to uncertain tax filing requirements associated with our acquisition of IHS

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Taxes on Income (Continued)

Global Insight. Changes in the reserve for unrecognized tax benefits associated with prior year tax positions was primarily related to the closing of a foreign audit with no change and changes related to settlements related to a payment on a foreign audit.

        It is reasonably possible that we will experience a $0.1 million decrease in the reserve for unrecognized tax benefits within the next twelve months. We would experience this decrease in relation to uncertainties associated with closing of statutes.

        IHS or its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The tax years for IHS and our significant subsidiaries that remain subject to examination are as follows:

Jurisdiction	Years Under Examination	Additional Open Years
U.S. Federal	—	2005 - 2007
United Kingdom	—	2005 - 2007
Canada	—	2004 - 2007
Switzerland	—	2006 - 2007

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Other Comprehensive Income (Loss)

	Foreign currency translation adjustments	Net pension and postretirement liability adjustment	Unrealized losses on foreign-currency hedges	Unrealized losses on short-term investments	Accumulated other comprehensive income (loss)
	(In thousands)
Balances, November 30, 2005	$(2,011)	$(5,443)	$(3,004)	$(28)	$(10,486)
Foreign currency translation adjustments	7,442	—	—	—	7,442
Changes in unrealized losses on foreign-currency hedges	—	—	3,931	—	3,931
Changes in unrealized losses on short- term investments	—	—	—	46	46
Minimum pension liability adjustment	—	(4,596)	—	—	(4,596)
Foreign currency effect on pension	951	(951)	—	—	—
Foreign currency effect on foreign-currency hedges	312	—	(312)	—	—
Tax benefit on pension	—	1,444	(668)	(18)	758
Foreign currency effect on tax benefit	(338)	285	53	—	—

Balances, November 30, 2006	$6,356	$(9,261)	$—	$—	$(2,905)
Foreign currency translation adjustments	18,047	—	—	—	18,047
Net pension liability adjustment	—	10,243	—	—	10,243
Adoption of SFAS No. 158	—	(1,184)	—	—	(1,184)
Foreign currency effect on pension	546	(546)	—	—	—
Tax provision on pension	—	(2,812)	—	—	(2,812)
Foreign currency effect on tax benefit	(164)	164	—	—	—

Balances, November 30, 2007	$24,785	$(3,396)	$—	$—	$21,389
Foreign currency translation adjustments	(96,977)	—	—	—	(96,977)
Net pension liability adjustment	—	(83,805)	—	—	(83,805)
Foreign currency effect on pension	(884)	884	—	—	—
Tax provision on pension	—	32,213	—	—	32,213
Foreign currency effect on tax benefit	247	(247)	—	—	—

Balances, November 30, 2008	$(72,829)	$(54,351)	$—	$—	$(127,180)

15. Stock-Based Compensation

        As of November 30, 2008, we had one share-based compensation plan: the Amended and Restated IHS Inc. 2004 Long-Term Incentive Plan, which is described further below.

        Stock-based compensation expense for the three years ended November 30 was as follows:

	2008	2007	2006
	(In thousands)
Cost of revenue	$1,361	$1,142	$2,882
Selling, general and administrative expenses	38,611	29,299	18,820
Discontinued operations	—	—	254

Total stock-based compensation expense	$39,972	$30,441	$21,956

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Stock-Based Compensation (Continued)

        Total income tax benefit recognized in the income statement for share-based compensation arrangements for the three years ended November 30 was as follows:

	2008	2007	2006
	(In thousands)
Income tax benefit	$14,790	$11,263	$8,124

        No compensation cost was capitalized during the years ended November 30, 2008, 2007 and 2006.

  Amended and Restated 2004 Long-Term Incentive Plan

        The Amended and Restated 2004 Long-Term Incentive Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares, cash-based awards, other stock based awards and covered employee annual incentive awards. The 2004 Directors Stock Plan, a sub-plan under our Amended and Restated 2004 Long-Term Incentive Plan, provides for the grant of restricted stock and restricted stock units to non-employee directors as defined in that plan. We believe that such awards better align the interests of our employees and non-employee directors with those of our shareholders. We have authorized a maximum of 11.25 million shares.

        Total compensation expense related to nonvested awards, both share awards and stock options, not yet recognized was $56.4 million as of November 30, 2008, with a weighted-average recognition period of approximately one and a half years.

        Nonvested Stock.    Share awards vest from one to four years. Share awards are generally subject to either cliff vesting or graded vesting. The fair value of nonvested stock is based on the fair value of our common stock on the date of grant. We amortize the value of share awards to expense over the vesting period on a straight-line basis. Approximately half of our outstanding awards are performance based. For those awards, an evaluation is made each quarter as to the likelihood of the performance criteria being met. Compensation expense is then adjusted to reflect the number of shares expected to vest and the cumulative vesting period met to date. Additionally, we estimate forfeitures at the grant date and recognize compensation cost based on the number of awards expected to vest. There may be adjustments in future periods if the likelihood of meeting performance criteria changes or if actual forfeitures differ from our estimates. Our forfeiture rate is based upon historical experience as well as anticipated employee turnover considering certain qualitative factors.

        A summary of the status of our nonvested shares as of November 30, 2008, and changes during the year then ended were as follows:

	Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Balances, November 30, 2007	2,429	$32.16
Granted	1,026	$57.26
Vested	(950)	$26.33
Forfeited	(329)	$45.36

Balances, November 30, 2008	2,176	$41.81

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Stock-Based Compensation (Continued)

        The total fair value of nonvested stock that vested during the year ended November 30, 2008, was $55.9 million based on the weighted-average fair value on the vesting date and $25.0 million based on the weighted-average fair value on the date of grant.

        Stock Options.    Option awards are generally granted with an exercise price equal to the fair market value of our stock at the date of grant. Options outstanding as of November 30, 2008, either cliff vest after 4 years of continuous service or vest in a graded fashion over three years of continuous service and have 8-year contractual terms. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the plan). No options were granted in the year ended November 30, 2008.

        The fair value of each option award is estimated on the date of grant using the Black-Scholes pricing model that uses the assumptions noted in the following table:

	Year Ended November 30, 2007	Year Ended November 30, 2006
Dividend yield	0.0%	0.0%
Expected volatility	30.66%	27.83%
Risk-free interest rate	4.92%	5.00%
Expected term (in years)	5.0	6.0
Weighted average fair value of stock options granted	$13.57	$11.77

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

        The following table summarizes changes in outstanding stock options during the year ended November 30, 2008, as well as options that are vested and expected to vest and stock options exercisable at November 30, 2008:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at November 30, 2007	287	$35.29
Granted	—	—
Exercised	(10)	$37.65
Forfeited	(2)	—

Outstanding at November 30, 2008	275	$35.18	0.8	$543
Vested and expected to vest at November 30, 2008	275	$35.18	0.8	$543
Exercisable at November 30, 2008	84	$33.62	—	$272

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Stock-Based Compensation (Continued)

        The aggregate intrinsic value amounts in the table above represent the difference between the closing price of our common stock on November 30, 2008, which was $36.29, and the exercise price, multiplied by the number of in-the-money stock options as of the same date. This represents the amount that would have been received by the stock option holders if they had all exercised their stock options on November 30, 2008. In future periods, this amount will change depending on fluctuations in our stock price. The total intrinsic value of stock options exercised during the year ended November 30, 2008, was $0.3 million.

        During the years ended November 30, 2007 and 2006, we granted 0.2 million options and 0.1 million options with a weighted average grant-date fair value of $13.57 and $11.77, respectively.

16. Employee Retirement Benefits

  Defined Benefit Plans

        We sponsor a non-contributory, defined-benefit retirement plan (the US RIP) for all of our U.S. employees with at least one year of service. We also have a defined-benefit pension plan (the UK RIP) that covers certain employees of a subsidiary based in the United Kingdom. We also have an unfunded Supplemental Income Plan (SIP), which is a non-qualified pension plan, for certain company personnel. Benefits for all three plans are generally based on years of service and average base compensation. Plan funding strategies are influenced by employee benefit laws and tax laws. The UK RIP includes a provision for employee contributions and inflation-based benefit increases for retirees.

        We adopted SFAS No. 158 for the year ending November 30, 2007. The standard, which is an amendment to SFAS Nos. 87, 88, 106, and 132(R), requires an employer to recognize the funded status of any defined benefit pension and/or other postretirement benefit plans as an asset or liability in its statement of financial position.

        Total defined-benefit pension-plan (income) expense was $(1.7) million, $1.3 million and $(1.6) million for the years ending November 30, 2008, 2007, and 2006, respectively.

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

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Employee Retirement Benefits (Continued)

        The following compares target asset allocation percentages as of the beginning of 2008 with actual asset allocations at the end of the 2008:

	US RIP Assets		UK RIP Assets
	Target Allocations	Actual Allocations	Target Allocations	Actual Allocations
Equities	50 - 70%	50%	70%	55%
Fixed Income	25 - 30	31	30	40
Alternatives/Other	0 - 20	19	—	5

        Investment return assumptions for both plans have been determined by obtaining independent estimates of expected long-term rates of return by asset class and applying the returns to assets on a weighted-average basis.

        We do not expect any required contributions to the U.S. RIP during 2009. However, we expect to contribute approximately $2.1 million to the UK RIP during 2009. We also expect to contribute approximately $0.5 million to the SIP during 2009.

        The following table provides the expected benefit payments from our trustees for our pension plans:

	US RIP	UK RIP	SIP	Total
	(In thousands)
2009	$13,095	$652	$486	$14,233
2010	13,512	672	524	14,708
2011	15,134	692	534	16,360
2012	15,064	713	525	16,302
2013	15,476	735	515	16,726
2014 - 2018	94,572	4,019	2,414	101,005

        The following represents our net periodic pension (income) expense:

	Year Ended November 30, 2008
	U.S. RIP	U.K. RIP	SIP	Total
	(In thousands)
Service costs incurred	$6,289	$907	$286	$7,482
Interest costs on projected benefit obligation	11,998	2,055	456	14,509
Expected return on plan assets	(21,470)	(2,141)	—	(23,611)
Amortization of prior service cost (benefit)	(473)	—	44	(429)
Amortization of actuarial loss	—	—	203	203
Amortization of transitional obligation/(asset)	(568)	—	40	(528)
SFAS No. 88 (settlement) expense	693	—	—	693

Net periodic pension benefit (income) expense	$(3,531)	$821	$1,029	$(1,681)

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Employee Retirement Benefits (Continued)

	Year Ended November 30, 2007
	U.S. RIP	U.K. RIP	SIP	Total
	(In thousands)
Service costs incurred	$6,276	$1,165	$190	$7,631
Interest costs on projected benefit obligation	10,879	2,110	355	13,344
Expected return on plan assets	(20,310)	(1,823)	—	(22,133)
Amortization of prior service cost (benefit)	(473)	—	43	(430)
Amortization of actuarial loss	1,499	1,223	100	2,822
Amortization of transitional obligation/(asset)	(568)	—	40	(528)
SFAS No. 88 (settlement) expense	—	—	575	575

Net periodic pension benefit (income) expense	$(2,697)	$2,675	$1,303	$1,281

	Year Ended November 30, 2006
	U.S. RIP	U.K. RIP	SIP	Total
	(In thousands)
Service costs incurred	$4,752	$928	$138	$5,818
Interest costs on projected benefit obligation	10,664	1,548	387	12,599
Expected return on plan assets	(20,253)	(1,475)	—	(21,728)
Amortization of prior service cost (benefit)	(380)	—	814	434
Amortization of actuarial loss	923	589	105	1,617
Amortization of transitional obligation/(asset)	(568)	—	40	(528)
SFAS No. 88 (settlement) expense	—	—	192	192

Net periodic pension benefit (income) expense	$(4,862)	$1,590	$1,676	$(1,596)

        Costs arising under our defined benefit pension plans from providing enhanced benefits related to restructuring activities are accounted for under the provisions of SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Employee Retirement Benefits (Continued)

        The changes in the projected benefit obligation, plan assets and the funded status of the pension plans were as follows:

	November 30, 2008
	Overfunded			Underfunded
	US RIP	UK RIP	Total	SIP	Consolidated
	(In thousands)
Change in projected benefit obligation:
Net benefit obligation at November 30, 2007	$190,898	$37,072	$227,970	$7,144	$235,114
Service costs incurred	6,289	907	7,196	286	7,482
Employee contributions	—	315	315	—	315
Interest costs on projected benefit obligation	11,998	2,055	14,053	456	14,509
Actuarial gain	(17,649)	(9,158)	(26,807)	(1,023)	(27,830)
Gross benefits paid	(12,762)	(781)	(13,543)	(239)	(13,782)
SFAS No. 88 (settlement) expense	693	—	693	154	847
Foreign currency exchange rate change	—	(8,115)	(8,115)	—	(8,115)

Net benefit obligation at November 30, 2008	$179,467	$22,295	$201,762	$6,778	$208,540

Change in plan assets:
Fair value of plan assets at November 30, 2007	$282,014	$32,251	$314,265	$—	$314,265
Actual return on plan assets	(82,352)	(2,529)	(84,881)	—	(84,881)
Employer contributions	—	2,423	2,423	239	2,662
Employee contributions	—	315	315	—	315
Gross benefits and settlements paid	(12,762)	(781)	(13,543)	(239)	(13,782)
Foreign currency exchange rate change	—	(8,049)	(8,049)	—	(8,049)

Fair value of plan assets at November 30, 2008	$186,900	$23,630	$210,530	$—	$210,530

Funded status:
Projected benefit obligation at November 30, 2008	$(179,467)	$(22,295)	$(201,762)	$(6,778)	$(208,540)
Fair value of plan assets at November 30, 2008	186,900	23,630	210,530	—	210,530

Funded status—Overfunded/(Underfunded)	$7,433	$1,335	$8,768	$(6,778)	$1,990

Amounts recognized in the Consolidated Balance Sheets:
Prepaid asset	$7,433	$1,335	$8,768	$—	$8,768
Accrued liability	—	—	—	(6,778)	(6,778)

Net amount recognized at November 30, 2008	$7,433	$1,335	$8,768	$(6,778)	$1,990

Amounts in Accumulated Other Comprehensive Income not yet recognized as components of net periodic pension (income) expense, pretax:
Net prior service cost (benefit)	$(3,840)	$—	$(3,840)	$162	$(3,678)
Net actuarial loss (gain)	94,537	(1,019)	93,518	1,590	95,108
Net transitional obligation (asset)	(229)	—	(229)	318	89

Total not yet recognized	$90,468	$(1,019)	$89,449	$2,070	$91,519

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Employee Retirement Benefits (Continued)

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

        IHS Global Insight has a funded defined benefit pension plan for certain employees located in the UK. According to the most recently available actuarial report, this plan has average annual pension amounts of less than $0.1 million. This plan is closed to both new entrants and future accruals. As a

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Employee Retirement Benefits (Continued)

result of this plan, $0.5 million was recorded as a pension liability in the preliminary purchase price allocation at the time of acquisition using the most recent information available which is the actuarial report as of July 1, 2008.

        Amortization Amounts Expected to be Recognized in Net Periodic Pension (Income) Expense during Fiscal Year Ending November 30, 2009, pretax:

	US RIP	UK RIP	SIP	Total
	(In thousands)
Amortization of net actuarial loss	$—	$—	$85	$85
Amortization of transitional obligation/(asset)	$(229)	$—	$40	$(189)
Amortization of net prior service cost (benefit)	$(473)	$—	$44	$(429)

        Pension income is actuarially calculated annually based on data available at the beginning of each year. Assumptions used in the actuarial calculation include the discount rate selected and disclosed at the end of the previous year as well as other assumptions detailed in the table below, for the years ended November 30:

	US RIP		UK RIP		SIP
	2008	2007	2008	2007	2008	2007
Weighted-average assumptions as of year-end
Discount rate	7.50%	6.50%	7.00%	6.00%	7.50%	6.50%
Average salary increase rate	4.50	4.50	4.50	4.90	4.50	4.50
Expected long-term rate of return on assets	8.25	8.25	7.00	7.00	—	—

  Defined Contribution Plan

        Employees of certain subsidiaries may participate in defined contribution plans. Benefit expense relating to these plans was approximately $5.1 million, $4.0 million and $3.0 million for 2008, 2007 and 2006, respectively.

17. Post-retirement Benefits

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

        The obligation under our plan was determined by the application of the terms of medical and life insurance plans together with relevant actuarial assumptions. Effective 2006, IHS does not provide prescription drug coverage for Medicare-eligible retirees except through a Medicare Advantage fully insured option; therefore our liability does not reflect any impact of the Medicare Modernization Act Part D subsidy. The discount rate used in determining the accumulated post-retirement benefit obligation was 7.5%, 6.5% and 5.75% at November 30, 2008, 2007, and 2006, respectively.

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Post-retirement Benefits (Continued)

        Our net periodic post-retirement benefit (income) expense and changes in the related projected benefit obligation were as follows:

	2008	2007	2006
	(In thousands)
Service costs incurred	$100	$137	$294
Interest costs	634	592	728
Amortization of prior service cost(1)	(3,229)	(3,229)	(2,655)
Amortization of net actuarial loss	472	551	484

Net periodic post-retirement benefit income	$(2,023)	$(1,949)	$(1,149)

	Year Ended November 30, 2008	Year Ended November 30, 2007
	(In thousands)	(In thousands)
Change in projected postretirement benefit obligation:
Post-retirement benefit obligation at beginning of year	$10,203	$10,763
Service costs	100	137
Interest costs	634	592
Actuarial gain	(1,231)	(454)
Benefits paid(2)	(854)	(835)

Post-retirement benefit obligation at end of year	$8,852	$10,203

Funded status—Unfunded:	$(8,852)	$(10,203)

Amounts recognized in the Consolidated Balance Sheets:
Accrued liability	$(8,852)	$(10,203)

Amounts in Accumulated Other Comprehensive Income not yet recognized as components of net periodic pension (income) expense, pretax:
Net prior service benefit	$(6,783)	$(10,012)
Net actuarial loss	3,095	4,800
Net transitional obligation (assets)	—	—

Total not yet recognized	$(3,688)	$(5,212)

Amortization Amounts Expected to be Recognized in Net Periodic Pension (Income) Expense during Fiscal Year Ending November 30, 2009, pretax:
Amortization of net actuarial loss	$306	$472
Amortization of transitional obligation	—	—
Amortization of net prior service benefit	(3,229)	(3,229)

(1)
We amended our plan in 2006. The plan was amended to limit benefits to be paid for future health-care costs. IHS no longer subsidizes the cost of coverage for retiree-medical coverage. Certain employees were grandfathered with the IHS subsidy capped at different rates per month

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Post-retirement Benefits (Continued)

depending on individual retirees' Medicare eligibility. This change resulted in a $15.9 million negative plan amendment to be amortized over a period of time resulting in net periodic postretirement benefit income in 2006 through 2010.

(2)
In accordance with IRS Code Section 420, the cost of coverage provided to the retirees under the retiree-medical plan may be paid through a transfer of excess assets of our U.S. pension plan. We elected to make such qualified transfer in 2007.

        Employer contributions to the post-retirement benefit plan expected to be paid during the year ending November 30, 2009, are approximately $0.8 million.

        The following table provides the expected cash out-flows for our post-retirement benefit plan (in thousands):

2009	$842
2010	841
2011	826
2012	829
2013	825
2014 - 2018	4,000

        A one-percentage-point change in assumed health-care-cost-trend rates would have the following effects:

	One-percentage- point increase	One-percentage- point decrease
	(In thousands)
Increase/(decrease) on total of service and interest cost for the year ended November 30, 2008	$1	$(1)
Increase/(decrease) on post-retirement benefit obligation as of November 30, 2008	—	—

18. Common Stock and Earnings per Share

        As of November 30, 2008, our authorized capital stock consisted of 80,000,000 shares of Class A common stock. Prior to September 18, 2008, our authorized capital stock consisted of 80,000,000 shares of Class A common stock and 13,750,000 shares of Class B common stock. These classes had equal dividend rights and liquidation rights. However, the holders of our Class A common stock were entitled to one vote per share and holders of our Class B common stock were entitled to ten votes per share on all matters to be voted upon by the stockholders. Each share of Class B common stock was convertible at any time at the option of the holder into one share of Class A common stock. On September 18, 2008, the holders of our 13,750,000 Class B common stock converted those shares to 13,750,000 Class A common shares. In exchange for this conversion, the number of allowable demand registrations available to that shareholder increased from two to four.

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Common Stock and Earnings per Share (Continued)

        For 2006 and 2007, we used the two-class method for computing basic and diluted EPS amounts. For 2008, there was a single class of stock for the purposes of calculating EPS. Weighted average common shares outstanding were calculated as follows:

	Years Ended November 30,
	2008	2007	2006
	Class A and Class B	Class A and Class B	Class A and Class B
Weighted average common shares outstanding:
Shares used in basic per-share calculation	62,063	59,463	56,561
Effect of dilutive securities:
Deferred stock units	40	6	52
Restricted shares	795	936	42
Options	59	21	1

Shares used in diluted per-share calculation	62,957	60,426	56,656

  Share Buyback Program

        During 2006, our board of directors approved a program to reduce the dilutive effects of employee equity grants, by allowing employees to surrender shares back to the company for a value equal to their statutory tax liability. IHS then pays the statutory tax on behalf of the employee. Later in 2006, our board of directors approved an additional program—a stock buyback program—whereby IHS was authorized to acquire up to one million shares per year in the open market to more fully offset the dilutive effect of our employee equity programs. This program was renewed by the board of directors in late 2007 for fiscal year 2008. Later in 2008, our board of directors approved an expansion of our repurchase program for the remainder of fiscal year 2008 under which we could invest up to $25.0 million to repurchase additional shares. During the year ended November 30, 2008, we repurchased 1,199,595 shares of our Class A common stock for approximately $65.5 million, or $54.64 per share, pursuant to the stock buyback program and 316,581 shares for approximately $18.8 million, or $59.43 per share, related to shares withheld for taxes.

19. Long-Term Leases, Commitments and Contingencies

        Rental charges in 2008, 2007, and 2006 approximated $21.2 million, $18.0 million and $15.7 million, respectively. Minimum rental commitments under non-cancelable operating leases in effect at November 30, 2008, are as follows (in thousands):

2009	$15,232
2010	11,745
2011	9,244
2012	8,736
2013	7,817
2014 and thereafter	22,213

Total	$74,987

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Long-Term Leases, Commitments and Contingencies (Continued)

        We had outstanding letters of credit in the aggregate amount of approximately $1.2 million and $1.8 million at November 30, 2008 and 2007, respectively.

        From time to time, we are involved in litigation, most of which is incidental to our business. In our opinion, no litigation to which we currently are a party is likely to have a material adverse effect on our results of operations or financial condition.

20. Supplemental Cash Flow Information

        Net cash provided by operating activities reflects cash payments for interest and income taxes as shown below, for the years ended November 30:

	2008	2007	2006
	(In thousands)
Interest paid	$1,088	$869	$298

Income tax payments, net	$28,744	$28,369	$19,384

        Cash and cash equivalents amounting to approximately $31.0 million and $148.5 million reflected on the consolidated balance sheets at November 30, 2008 and 2007, respectively, are maintained primarily in U.S. Dollars, Canadian Dollars, British Pound Sterling, and Euros, and were subject to fluctuation in the current exchange rate.

21. Segment Information

        We prepare our financial reports and analyze our business results within our three reportable geographic segments: Americas, EMEA and APAC. Prior to the third quarter of 2008, we reported as two segments: Energy and Engineering. However, during 2008 we reorganized our management structure to a geographic focus, the point of contact with our customers. This new integrated global organization will make it easier for our customers to do business with us by providing a more cohesive, consistent, and effective sales and marketing approach in each region. By structuring our business around our geographic segments, we are able to tailor and expand the solutions we offer to meet the unique needs of our customers both globally and in local markets. We are also able to manage our activities according to the best practices of each. This new structure provides a solid foundation for growth in each market for all of our capabilities. It allows us a more efficient method of bringing new products and services to customers, and supports growth in existing accounts and with new customers and markets.

        Information as to the operations of our three segments is set forth below based on the nature of the offerings. Our Chairman and Chief Executive Officer represents our chief operating decision maker, and he evaluates segment performance based primarily on revenue and operating profit of these three segments. In addition, he also reviews revenue for the domains and Critical Information and Insight offerings. The accounting policies of our segments are the same as those described in the summary of significant accounting policies (see Note 2). The prior year information has been restated to conform to the current year presentation.

        No single customer accounted for 10% or more of our total revenue for the year ended November 30, 2008. There are no material inter-segment revenues for any period presented.

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Segment Information (Continued)

        As shown below, certain corporate transactions are not allocated to the reportable segments. Amounts not allocated include, but are not limited to, such items as, stock-based compensation expense, net periodic pension and post-retirement benefits income, corporate-level impairments, and gain (loss) on sales of corporate assets.

	Americas	EMEA	APAC	Segment Totals	Shared Services	Consolidated Total
	(In thousands)
2008
Revenue	$520,925	$263,457	$59,648	$844,030	$—	$844,030
Operating income	160,757	44,258	18,098	223,113	(89,602)	133,511
Depreciation and amortization	23,187	12,997	132	36,316	3,094	39,410
Assets	958,234	333,691	59,804	1,351,729	84,451	1,436,180
Goodwill	499,758	173,968	31,351	705,077	—	705,077
2007
Revenue	$428,025	$210,299	$50,068	$688,392	$—	$688,392
Operating income	133,785	35,200	12,582	181,567	(64,965)	116,602
Depreciation and amortization	15,242	7,801	128	23,171	2,307	25,478
Assets	770,428	255,703	52,746	1,078,877	244,930	1,323,807
Goodwill	403,220	133,816	27,546	564,582	—	564,582
2006
Revenue	$346,283	$163,624	$40,863	$550,770	$—	$550,770
Operating income	91,357	30,138	8,714	130,209	(50,024)	80,185
Depreciation and amortization	11,138	3,342	127	14,607	1,107	15,714
Assets	537,095	103,941	21,055	662,091	282,210	944,301
Goodwill	284,716	55,083	11,097	350,896	—	350,896

        Revenue by information domain was as follows:

	Years Ended November 30,
	2008	2007	2006
	(In thousands)
Energy revenue	$442,919	$373,519	$294,276
Product Lifecycle revenue	290,637	278,273	256,494
Security revenue	75,192	35,314	—
Environment revenue	22,456	1,286	—
Intersection revenue	12,826	—	—

Total revenue	$844,030	$688,392	$550,770

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Segment Information (Continued)

        Revenue by product category was as follows:

	Years Ended November 30,
	2008	2007	2006
	(In thousands)
Critical Information Products	$555,058	$497,301	$425,254
Critical Information Services	53,934	41,147	36,418
Insight Products	167,253	92,301	49,452
Insight Services	67,785	57,643	39,646

Total revenue	$844,030	$688,392	$550,770

22. Quarterly Results of Operations (Unaudited)

        The following summarizes certain quarterly results of operations:

	Three Months Ended
	February 29/28	May 31	August 31	November 30
	(In thousands)
2008
Revenue	$198,777	$207,193	$207,434	$230,626
Net income	21,431	23,258	21,024	33,280
Earnings per share (Class A and Class B):
Basic	$0.35	$0.37	$0.34	$0.54
Diluted	$0.34	$0.37	$0.33	$0.53
2007
Revenue	$152,621	$154,900	$183,356	$197,515
Net income	18,377	18,582	21,731	25,085
Earnings per share (Class A and Class B):
Basic	$0.32	$0.32	$0.36	$0.41
Diluted	$0.32	$0.32	$0.35	$0.40

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

  Evaluation of Internal Control over Financial Reporting

        Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company has included a report on management's assessment of the design and effectiveness of its internal control over financial reporting as part of this Annual Report on Form 10-K for the fiscal year ended November 30, 2008. The Company's independent registered public accounting firm also audited, and reported on, the effectiveness of internal control over financial reporting. Management's report and the independent registered public accounting firm's report are included under the captions entitled "Management's Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting" in Item 8 of this Annual Report on Form 10-K and are incorporated herein by reference.

        Based on their evaluation as of November 30, 2008, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

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

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item concerning our executive officers, directors, compliance with Section 16 of the Securities and Exchange Act of 1934 and our code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer is incorporated by reference to the information set forth in the sections entitled "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Election of Directors—Corporate Governance Matters—Code of Conduct" in our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than March 30, 2009, which is 120 days after the fiscal year ended November 30, 2008.

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

  (b)
  Index of Exhibits

          The following exhibits are filed as part of this report:

EXHIBIT INDEX

Exhibit Number	Description
3.1*	Form of Amended and Restated Certificate of Incorporation
3.2*	Form of Amended and Restated By-Laws
4.1*	Form of Class A Common Stock Certificate
4.2*	Rights Agreement between IHS Inc. and Computershare Trust Company, Inc., as Rights Agent
4.3††	Amendment to Rights Agreement Designating American Stock Transfer & Trust as Rights Agent
10.1†	Amended and Restated IHS Inc. 2004 Long-Term Incentive Plan
10.2††	Amended and Restated IHS Inc. 2004 Directors Stock Plan
10.3*	IHS Inc. Employee Stock Purchase Plan
10.4*	IHS Supplemental Income Plan
10.5†	Summary of Non-Employee Director Compensation
10.6*	Form of Indemnification Agreement between the Company and its Directors
10.7*	IHS Executive Relocation Policy (2004)
10.8**	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Stock Option Award—Senior Executive Level
10.9**	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Stock Option Award—Executive Level
10.10**	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Restricted Stock Unit Award—Senior Executive Level
10.11**	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Restricted Stock Unit Award—Time-Based
10.12**	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Restricted Stock Unit Award—Performance-Based
10.13*	Employment Agreement by and between IHS Inc. and Michael J. Sullivan, dated as of November 1, 2004

Exhibit Number	Description
10.14‡	Employment Agreement by and between IHS Inc. and Jeffrey R. Tarr, dated as of December 1, 2004
10.15‡	Employment Agreement by and between IHS Inc. and Rohinton Mobed, dated as of November 1, 2004
10.16††	Separation Agreement by and between IHS Inc. and Rohinton Mobed, dated as of November 30, 2008
10.17††	Amendment to Separation Agreement by and between IHS Inc. and Rohinton Mobed, dated as of December 9, 2008
10.18††	Amendment to Separation Agreement by and between IHS Inc. and Rohinton Mobed, dated as of December 22, 2008
10.19**	Employment Agreement by and between IHS Energy Group Inc. and Daniel H. Yergin, dated as of September 1, 2004
10.20**	Non-Competition Agreement by and between IHS Energy Group Inc. and Daniel H. Yergin, dated as of September 1, 2004
21††	List of Subsidiaries of the Registrant
23.1††	Consent of Independent Registered Public Accounting Firm
24††	Power of Attorney
31.1††	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2††	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1††	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

†
Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Registration Statement on Form S-8 (No. 333-151082) and incorporated herein by reference.

††
Filed electronically herewith.

(c)
Financial Statement Schedules

        All schedules for the Registrant have been omitted since the required information is not present or because the information is included in the financial statements or notes thereto.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 23, 2009.

IHS INC.
By:	/s/ STEPHEN GREEN Name: Stephen Green Title: Senior Vice President and General Counsel

        Pursuant to the requirements of the Securities Act of 1933, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on January 23, 2009.

Signature		Title

/s/ JERRE L. STEAD Jerre L. Stead		Chairman and Chief Executive Officer (Principal Executive Officer)
/s/ MICHAEL J. SULLIVAN Michael J. Sullivan		Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ HEATHER MATZKE-HAMLIN Heather Matzke- Hamlin		Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
* C. Michael Armstrong		Director
* Steven A. Denning		Director
* Ruann F. Ernst		Director
* Brian H. Hall		Director
* Roger Holtback		Director
* Balakrishnan S. Iyer		Director
* Michael Klein		Director
* Richard W. Roedel		Director
* Christoph v. Grolman		Director
*By:	/s/ STEPHEN GREEN Stephen Green Attorney-in-Fact

EXHIBIT INDEX

Exhibit Number	Description
3.1*	Form of Amended and Restated Certificate of Incorporation
3.2*	Form of Amended and Restated By-Laws
4.1*	Form of Class A Common Stock Certificate
4.2*	Rights Agreement between IHS Inc. and Computershare Trust Company, Inc., as Rights Agent
4.3††	Amendment to Rights Agreement Designating American Stock Transfer & Trust as Rights Agent
10.1†	Amended and Restated IHS Inc. 2004 Long-Term Incentive Plan
10.2††	Amended and Restated IHS Inc. 2004 Directors Stock Plan
10.3*	IHS Inc. Employee Stock Purchase Plan
10.4*	IHS Supplemental Income Plan
10.5†	Summary of Non-Employee Director Compensation
10.6*	Form of Indemnification Agreement between the Company and its Directors
10.7*	IHS Executive Relocation Policy (2004)
10.8**	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Stock Option Award—Senior Executive Level
10.9**	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Stock Option Award—Executive Level
10.10**	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Restricted Stock Unit Award—Senior Executive Level
10.11**	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Restricted Stock Unit Award—Time-Based
10.12**	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Restricted Stock Unit Award—Performance-Based
10.13*	Employment Agreement by and between IHS Inc. and Michael J. Sullivan, dated as of November 1, 2004
10.14‡	Employment Agreement by and between IHS Inc. and Jeffrey R. Tarr, dated as of December 1, 2004
10.15‡	Employment Agreement by and between IHS Inc. and Rohinton Mobed, dated as of November 1, 2004
10.16††	Separation Agreement by and between IHS Inc. and Rohinton Mobed, dated as of November 30, 2008
10.17††	Amendment to Separation Agreement by and between IHS Inc. and Rohinton Mobed, dated as of December 9, 2008
10.18††	Amendment to Separation Agreement by and between IHS Inc. and Rohinton Mobed, dated as of December 22, 2008
10.19**	Employment Agreement by and between IHS Energy Group Inc. and Daniel H. Yergin, dated as of September 1, 2004

Exhibit Number	Description
10.20**	Non-Competition Agreement by and between IHS Energy Group Inc. and Daniel H. Yergin, dated as of September 1, 2004
21††	List of Subsidiaries of the Registrant
23.1††	Consent of Independent Registered Public Accounting Firm
24††	Power of Attorney
31.1††	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2††	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1††	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

†
Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Registration Statement on Form S-8 (No. 333-151082) and incorporated herein by reference.

††
Filed electronically herewith.