Form 10-Q
period 2009-02-28
IHS Inc.
filed 2009-03-25
CIK 1316360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

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

☐ YES          ☒ NO

As of February 28, 2009, there were 63,012,596 shares of our Class A Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IHS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	As of February 28, 2009	As of November 30, 2008
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$79,900	$31,040
Accounts receivable, net	222,309	207,815
Deferred subscription costs	40,367	35,948
Deferred income taxes	25,486	28,801
Other	16,901	14,213
Total current assets	384,963	317,817
Non-current assets:
Property and equipment, net	60,880	59,578
Intangible assets, net	278,372	285,902
Equity investments in joint venture	—	56,139
Goodwill, net	748,878	705,077
Prepaid pension asset	9,517	8,768
Other	3,499	2,899
Total non-current assets	1,101,146	1,118,363
Total assets	$1,486,109	$1,436,180
Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$6,226	$96,020
Accounts payable	31,273	35,084
Accrued compensation	17,677	39,083
Accrued royalties	25,595	24,769
Other accrued expenses	48,639	58,831
Income tax payable	10,011	3,994
Deferred subscription revenue	329,555	288,145
Total current liabilities	468,976	545,926
Long-term debt	108,000	—
Accrued pension liability	6,936	6,778
Accrued post-retirement benefits	8,097	8,852
Deferred income taxes	57,347	65,749
Other liabilities	8,725	7,820
Minority interests	1,843	—
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.01 par value per share, 80,000,000 shares authorized, 64,432,099 and 64,090,207 shares issued, 63,012,596 and 62,802,179 shares outstanding at February 28, 2009 and November 30, 2008, respectively	641	641
Additional paid-in capital	430,158	408,007
Treasury stock, at cost: 1,419,503 and 1,288,028 shares at February 28, 2009 and November 30, 2008, respectively	(70,406)	(64,632)
Retained earnings	611,323	584,219
Accumulated other comprehensive loss	(145,531)	(127,180)
Total stockholders’ equity	826,185	801,055
Total liabilities and stockholders’ equity	$1,486,109	$1,436,180

See accompanying notes.

IHS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per-share amounts)

	Three months ended,
	February 28, 2009	February 29, 2008
	(Unaudited)
Revenue:
Products	$199,858	$165,182
Services	35,553	33,595
Total revenue	235,411	198,777
Operating expenses:
Cost of revenue:
Products	83,072	68,565
Services	19,831	20,595
Total cost of revenue (includes stock-based compensation expense of $679 and $311 for the three months ended February 28, 2009 and February 29, 2008, respectively)	102,903	89,160
Selling, general and administrative (includes stock-based compensation expense of $15,791 and $12,390 for the three months ended February 28, 2009 and February 29, 2008, respectively)	86,456	71,886
Depreciation and amortization	11,624	8,823
Restructuring charges (credits)	(355)	—
Gain on sales of assets, net	—	(119)
Net periodic pension and post-retirement benefits	(689)	(1,093)
Other income, net	(2,074)	(813)
Total operating expenses	197,865	167,844
Operating income	37,546	30,933
Interest income	354	1,217
Interest expense	(749)	(136)
Non-operating income, net	(395)	1,081
Income from continuing operations before income taxes and minority interests	37,151	32,014
Provision for income taxes	(9,007)	(10,599)
Income from continuing operations before minority interests	28,144	21,415
Minority interests	(1,040)	16
Net income	$27,104	$21,431
Net income per share:
Basic (Class A common stock for 2009; Class A and Class B common stock for 2008*)	$0.43	$0.35
Diluted (Class A common stock for 2009; Class A and Class B common stock for 2008*)	$0.43	$0.34
Weighted average shares:
Basic (Class A common stock for 2009; Class A and Class B common stock for 2008*)	62,815	61,971
Diluted (Class A common stock for 2009; Class A and Class B common stock for 2008*)	63,689	62,896

*Note that in September 2008, the holder of the Class B common stock elected to convert these shares one-for-one to Class A common stock, after which no shares of Class B common stock were outstanding.

See accompanying notes.

IHS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended
	February 28, 2009	February 29, 2008
	(Unaudited)
Operating activities
Net income	$27,104	$21,431
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	11,624	8,823
Stock-based compensation expense	16,470	12,701
Gain on sales of assets, net	—	(119)
Non-cash net periodic pension and post-retirement benefits	(1,001)	(1,563)
Undistributed earnings of unconsolidated affiliates, net	(46)	(49)
Minority interests	1,040	(16)
Deferred income taxes	(683)	2,422
Change in assets and liabilities:
Accounts receivable, net	(12,994)	(20,167)
Other current assets	(8,026)	(7,423)
Accounts payable	(4,145)	(3,239)
Accrued expenses	(31,629)	(20,928)
Income taxes	1,771	(2,126)
Deferred subscription revenue	38,941	42,733
Other liabilities	189	—
Net cash provided by operating activities	38,615	32,480
Investing activities
Capital expenditures on property and equipment	(5,521)	(3,073)
Change in other assets	617	(2,624)
Settlements of forward contracts	373	—
Sales and maturities of investments	—	10,500
Cash resulting from consolidation of Lloyd’s Register-Fairplay	3,466
Acquisitions of businesses, net of cash acquired	—	(28,206)
Proceeds from sales of assets	—	140
Net cash used in investing activities	(1,065)	(23,263)
Financing activities
Proceeds from borrowings	70,000	—
Repayment of borrowings	(51,265)	(3,099)
Excess tax benefit from equity compensation plans	2,217	384
Repurchases of common stock	(5,774)	(16,849)
Net cash provided by (used in) financing activities	15,178	(19,564)
Foreign exchange impact on cash balance	(3,868)	996
Net increase (decrease) in cash and cash equivalents	48,860	(9,351)
Cash and cash equivalents at the beginning of the period	31,040	148,484
Cash and cash equivalents at the end of the period	$79,900	$139,133

See accompanying notes.

IHS INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Shares of Class A Common Stock	Class A Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance at November 30, 2008	62,802	$641	$408,007	$(64,632)	$584,219	$(127,180)	$801,055
Stock-based award activity	211	—	16,231	(5,774)	—	—	10,457
Excess tax benefit on vested shares	—	—	5,920	—	—	—	5,920
Net income	—	—	—	—	27,104	—	27,104
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	(18,351)	(18,351)
Comprehensive income, net of tax	—	—	—	—	—	—	8,753
Balance at February 28, 2009	63,013	$641	$430,158	$(70,406)	$611,323	$(145,531)	$826,185

See accompanying notes.

IHS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             Basis of Presentation and Significant Accounting Policies

Nature of Operations

IHS Inc. (IHS, the Company, we, our, or us) is a publicly traded Delaware corporation. IHS is a leading provider and comprehensive source of Critical Information and Insight in a sizable global market. Our customers rely on our products and services to facilitate crucial decision-making, support key processes, and improve productivity. At the heart of our products and services is data obtained from public sources, third parties, and our own proprietary databases. We transform that data into Critical Information and Insight that is both useful to our customers and available where and when they make critical business decisions. The data becomes Critical Information when we combine it with our proprietary and third-party technology to create graphical user interfaces, search and navigation tools, and online delivery systems or we deliver as individual documents. We further transform that information into Insight products and services with analysis and interpretation from our teams of experts.

We serve some of the world’s largest corporations across multiple industries, as well as governments and other organizations, in more than 100 countries. Our primary operations outside the United States are in the United Kingdom, Canada, Switzerland and China. We have structured our business around our customers and the geographies in which they reside: Americas (which includes the United States, Canada, and Latin America); EMEA (Europe, the Middle East, and Africa, with India also included in the region), and APAC (the Asia Pacific region, which includes many countries such as China, Japan, South Korea, Malaysia, and Australia). This allows us to tailor and expand the solutions we offer to meet the unique needs of our customers both globally and in local markets.

In addition to structuring our business around the regions, we have targeted four specific information “domains”—Energy, Product Lifecycle, Security, and Environment. Since these four information domains represent areas where our customers have needs for Critical Information and Insight, we use these domains to set priorities and design our business objectives. The information that our customers need to address their complex business issues continues to converge at the intersection of the information domains that we serve.  We have categorized these products and services as Intersection and have not allocated them to any specific domain.  As we continue to deliver Critical Information and Insight in those four information domains, we prepare our financial reports and analyze our business across our three geographic reportable segments: Americas; EMEA, and APAC.

Consolidation Policy

The consolidated financial statements include the accounts of all wholly owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in unconsolidated affiliated companies are accounted for under the equity method and are included in “Equity Investments in Joint Venture” in the accompanying Condensed Consolidated Balance Sheets. We generally utilize the equity method of accounting when we have a non-controlling ownership interest of between 20% and 50% in an entity, provided we are able to exercise significant influence over the investee’s operations.  See Note 2 for discussion related to consolidation of Lloyd’s Register-Fairplay joint venture effective December 1, 2008.

Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The accompanying condensed consolidated financial statements include our accounts and the accounts of our majority-owned domestic and foreign subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended November 30, 2008.  The results of operations for the three months ended February 28, 2009, are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

The year-end condensed consolidated balance sheet data was derived from the audited November 30, 2008, balance sheet.

IHS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Results Subject to Seasonal Variations

 Historically, our business has had seasonal aspects. However, with the continued organic growth in our subscription-based business model relative to other revenue streams combined with several acquisitions in recent years, our seasonal aspects have diminished, although our fourth quarter revenue and profit still tends to be slightly higher than other quarters due to the product mix typically sold in the fourth quarter. Our first quarter also benefits from the inclusion of the results from CERAWeek, an annual energy executive gathering.

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

Our effective tax rate for the first quarter of 2009 was 24.2% compared to 33.1% for the prior year period.  The 2009 rate reflects the beneficial impact of the internal legal entity reorganization within EMEA completed in the third quarter of 2008.

As of February 28, 2009, the total amount of unrecognized tax benefits was $1.4 million, of which less than $0.1 million related to interest. The $0.3 million reduction in unrecognized tax benefits was attributable to adjustments made to the reserves during the first quarter of fiscal 2009, principally as a result of recording U.S. foreign tax credit benefits on certain non-U.S. subsidiary reserve items.

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

New Accounting Pronouncement

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and how derivatives impact financial statements.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  Thus, we adopted this standard on December 1, 2008, the first day of our 2009 fiscal year, with no material impact to our consolidated financial statements.

2.     Business Combination

Through our ownership of Prime Publications Limited (Prime), during the first quarter of 2009 we obtained a controlling interest in the Lloyd’s Register-Fairplay Limited (LRF) joint venture, a leading source of global maritime information.  LRF is the leading brand name in the maritime information industry providing comprehensive details of the current world merchant fleet (tankers, cargo, carrier and passenger ships) and a complete range of products and services to assist the world’s maritime community.  The investment in LRF is the primary asset of Prime.  Since our acquisition of Prime on March 3,

IHS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2008 and through the year-ended November 30, 2008, we had accounted for LRF under the equity method of accounting.  With the obtaining of the controlling interest, LRF is now consolidated within our results as of December 1, 2008.

The impact of consolidating our controlling interest in LRF as of December 1, 2008 was as follows (previously these individual assets were classified within the equity investment balance):

(In thousands)
Assets:
Current assets	$5,597
Property and equipment	553
Intangible assets	11,407
Goodwill	53,267
Total assets	70,824
Liabilities:
Current liabilities	10,487
Deferred taxes	1,872
Other long-term liabilities	2,253
Total liabilities	14,612
Net	$56,212

3.     Commitments and Contingencies

We are a party to various legal proceedings that arise in the ordinary course of business.  In the opinion of management, none of these actions, either individually or in the aggregate, is expected to have a material adverse affect on our financial condition, liquidity or results of operations.

4.   Other Comprehensive Income

Our comprehensive income was as follows:

	Three months ended
	February 28, 2009	February 29, 2008
	(In thousands)
Net income	$27,104	$21,431
Other comprehensive loss:
Foreign currency translation adjustment	(18,351)	(4,139)
Total other comprehensive income, net of tax	$8,753	$17,292

5.   Restructuring Charges (Credits)

2008 Restructuring

During the third quarter of 2008, we executed a restructuring initiative which primarily affected the Americas and EMEA segments. One-time, involuntary benefit arrangements and other exit costs are accounted for under the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Costs arising under our defined benefit pension plans from providing enhanced benefits are accounted for under the provisions of SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. Restructuring and related expenses consisted of direct and incremental costs associated with restructuring and related activities, including severance, outplacement and other employee related benefits; facility closure including non-cash expenses related to fixed asset and leasehold improvement write-offs; and legal expenses associated with employee terminations which were incurred during the third quarter of 2008.

IHS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

This initiative was undertaken to further the realignment of our resources around our regional organizational structure and to further transform our knowledge-based data accumulation operations to ensure continuous improvement in the quality of the Critical Information and Insight we deliver to our customers. During the course of the restructuring, we reduced our aggregate workforce by approximately 7%, eliminated certain contractor positions and closed certain offices.

The restructuring charge was incurred in its entirety during the third quarter of 2008. Approximately $5.8 million of the charge related to our Americas segment, $6.3 million pertained to our EMEA segment and $0.4 million related to shared services.  The majority of the liability was paid during 2008 and the remaining liability at November 30, 2008 was $1.0 million.  This remaining balance was substantially paid as of February 28, 2009.  A small over accrual of $0.4 million was reversed during the first quarter of 2009.

                Global Insight Restructuring

                Related to the acquisition of Global Insight in October 2008, we established a $13.0 million liability for restructuring costs in the opening balance sheet.  Of this total, $8.2 million is employee severance and other termination benefits and $4.8 million relates to facility closure costs.  Through February 28, 2009, we have paid $1.6 million of the employee severance and other termination benefits and $0.2 million of the facility closure costs.

6.     Stock-based Compensation

On February 28, 2009, we had one share-based compensation plan: the Amended and Restated IHS Inc. 2004 Long-Term Incentive Plan (LTIP). The LTIP provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares, cash-based awards, other stock based awards and covered employee annual incentive awards. The 2004 Directors Stock Plan, a sub-plan under the LTIP, provides for the grant of restricted stock and restricted stock units to non-employee directors as defined in that plan. We believe that such awards better align the interests of our employees and non-employee directors with those of our shareholders.

We have authorized a maximum of 11.25 million shares, less the number of shares relating to any award granted and outstanding.

Stock-based compensation expense that has been charged against income for the plan was as follows:

	Three months ended
	February 28, 2009	February 29, 2008
	(In thousands)
Cost of revenue	$679	$311
Selling, general and administrative	15,791	12,390
Stock-based compensation expense	$16,470	$12,701

Total income tax benefit recognized in the statement of operations for share-based compensation arrangements was as follows:

	February 28, 2009	February 29, 2008
	(In thousands)
Income tax benefit	$6,094	$4,699

No compensation cost was capitalized during the three months ended February 28, 2009 and February 29, 2008.

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

IHS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

likelihood of meeting performance criteria changes or if actual forfeitures differ from our estimates. Our forfeiture rate is based upon historical experience as well as anticipated employee turnover considering certain qualitative factors.

Total compensation expense related to nonvested awards, both share awards and stock options, not yet recognized was $77.3 million as of February 28, 2009, with a weighted-average recognition period of approximately 2 years.

A summary of the status of our nonvested shares as of February 28, 2009, and changes during the three months ended February 28, 2009, was as follows:

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands)
Balances, November 30, 2008	2,176	$41.81
Granted	1,000	$42.94
Vested	(397)	$41.31
Forfeited	(76)	$41.32
Balances, February 28, 2009	2,703	$44.57

The total fair value of nonvested stock that vested during the three months ended February 28, 2009, was $17.1 million based on the weighted-average fair value on the vesting date and $16.4 million based on the weighted-average fair value on the date of grant.

Stock Options.  Option awards are generally granted with an exercise price equal to the fair market value of our stock at the date of grant. Options outstanding as of February 28, 2009 either cliff vest after 4 years of continuous service or vest in a graded fashion over three years of continuous service and have 8-year contractual terms. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the plan).

The following table summarizes changes in outstanding stock options during the three months ended February 28, 2009, as well as options that are vested and expected to vest and stock options exercisable at February 28, 2009:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at November 30, 2008	275	$35.18	5.5	$543
Granted	—	—
Exercised	(6)	37.65
Forfeited	(7)	37.65
Outstanding at February 28, 2009	262	$35.07	5.2	$1,486
Vested and expected to vest at February 28, 2009	262	$35.07	5.2	$1,486
Exercisable at February 28, 2009	158	$33.34	—	$827

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of our common stock on February 28, 2009, which was $40.73, and the exercise price, multiplied by the number of in-the-money stock options as of the same date. This represents the amount that would have been received by the stock option holders if they had all exercised their stock options on February 28, 2009. In future periods, this amount will change depending on fluctuations in our stock price. The total intrinsic value of stock options exercised during the three months ended February 28, 2009 was less than $0.1 million.

7.   Debt

On September 7, 2007, we entered into an amended and restated credit agreement (the Revolver). The $385 million unsecured revolving credit agreement allows us, under certain conditions, to increase the facility to a maximum of $500 million. The agreement expires in September 2012.

IHS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of February 28, 2009, we were in compliance with all of the covenants in the agreement and had $108.0 million of outstanding borrowings with an annual interest rate of 1.00%.  This debt is classified as long-term debt as of February 28, 2009 as we have the ability and intent to maintain this balance beyond twelve months.  In addition, we had outstanding letters of credit totaling approximately $1.2 million as of February 28, 2009.

As of February 28, 2009, we also had $6.2 million of non-interest bearing notes that were issued to the sellers of Prime. These notes are due upon demand and are therefore recorded in “Short-term Debt” in the accompanying Condensed Consolidated Balance Sheets.

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

Our net periodic pension (income) expense was comprised of the following:

	Three months ended February 28, 2009				Three months ended February 29, 2008
	U.S. RIP	U.K. RIP	SIP	Total	U.S. RIP	U.K. RIP	SIP	Total
	(In thousands)
Service costs incurred	$1,728	$123	$58	$1,909	$1,572	$238	$72	$1,882
Interest costs on projected benefit obligation	3,230	371	123	3,724	2,999	539	114	3,652
Expected return on plan assets	(5,227)	(406)	—	(5,633)	(5,368)	(562)	—	(5,930)
Amortization of prior service cost	(118)	—	11	(107)	(118)	—	11	(107)
Amortization of actuarial loss	—	—	21	21	—	—	47	47
Amortization of transitional obligation/(asset)	(57)	—	13	(44)	(142)	—	10	(132)
Net periodic pension benefit (income) expense	$(444)	$88	$226	$(130)	$(1,057)	$215	$254	$(588)

Our net periodic post-retirement benefit income was comprised of the following:

	Three months ended
	February 28, 2009	February 29, 2008
	(In thousands)
Service costs incurred	$14	$25
Interest costs	158	158
Amortization of prior service amounts	(807)	(806)
Amortization of net actuarial loss	76	118
Net periodic post-retirement benefit income	$(559)	$(505)

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

IHS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our authorized capital stock consists of 80,000,000 shares of Class A common stock.

For the period ended February 29, 2008, we used the two-class method for computing basic and diluted EPS amounts. For the period ended February 28, 2009, there was a single class of stock for the purposes of calculating EPS. Weighted average common shares outstanding were calculated as follows:

	Three months ended
	February 28, 2009	February 29, 2008
	Class A	Class A and Class B
	(In thousands)
Weighted average common shares outstanding:
Shares used in basic per-share calculation	62,815	61,971
Effect of dilutive securities:
Deferred stock units	51	38
Restricted shares	783	821
Options	40	66
Shares used in diluted per-share calculation	63,689	62,896

Share Repurchase Program

During 2006, our board of directors approved a program to reduce the dilutive effects of employee equity grants, by allowing employees to surrender shares back to the company for a value equal to their statutory tax liability.  IHS then pays the statutory tax on behalf of the employee.  Additionally, our board of directors periodically approves additional buyback programs whereby IHS acquires shares in the open market to more fully offset the dilutive effect of our employee equity programs. In the first quarter of 2009, we repurchased 131,475 shares under the tax withholding program for approximately $5.8 million, or $43.92 per share.  No shares were repurchased in the first quarter of 2009 pursuant to a share buyback program.  Since the inception of these programs, we have withheld for tax 830,869 shares of our Class A common stock for approximately $41.5 million, or $49.90 per share and we have repurchased 1,889,557 shares for approximately $94.7 million or $50.13 per share pursuant to the stock buyback program.

10.    Goodwill and Intangible Assets

The following table presents details of our intangible assets, other than goodwill, as of February 28, 2009:

	Useful Life	Gross	Accumulated Amortization	Net
	(Years)	(In thousands)
Intangible assets subject to amortization:
Information databases	5 - 15	$175,878	$(32,200)	$143,678
Customer relationships	2 - 15	68,206	(13,883)	54,323
Non-compete agreements	5	5,845	(4,397)	1,448
Developed computer software	5	21,442	(5,528)	15,914
Other	3 - 11	10,248	(3,727)	6,521
Total		281,619	(59,735)	221,884
Intangible assets not subject to amortization:
Trademarks		55,417	—	55,417
Perpetual licenses		1,071	—	1,071
Total intangible assets		$338,107	$(59,735)	$278,372

IHS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents details of our intangible assets, other than goodwill, as of November 30, 2008:

	Useful Life	Gross	Accumulated Amortization	Net
	(Years)	(In thousands)
Intangible assets subject to amortization:
Information databases	5 - 15	$176,637	$(27,770)	$148,867
Customer relationships	2 - 15	72,596	(12,346)	60,250
Non-compete agreements	5	5,851	(4,098)	1,753
Developed computer software	5	18,700	(4,344)	14,356
Other	3 - 11	5,872	(3,190)	2,682
Total		279,656	(51,748)	227,908
Intangible assets not subject to amortization:
Trademarks		56,844	—	56,844
Perpetual licenses		1,150	—	1,150
Total intangible assets		$337,650	$(51,748)	$285,902

The estimated amortization expense of intangible assets for business combinations completed as of February 28, 2009 for each of the next five years is as follows:

Year	Amount
(In thousands)
Remainder 2009	$23,329
2010	29,731
2011	28,170
2012	26,590
2013	25,163

Amortization expense of intangible assets was $7.8 million and $5.7 million for the three months ended February 28, 2009 and February 29, 2008, respectively.

Changes in our goodwill and intangible assets from November 30, 2008 to February 28, 2009 were primarily the result of the consolidation of LRF in the first quarter of 2009 due to the obtaining of control which was partially offset by the impact of foreign currency rates.

11.          Segment Information

We prepare our financial reports and analyze our business results within our three reportable geographic segments: Americas, EMEA and APAC.  This integrated global organization allows our customers to do business with us by providing a more cohesive, consistent, and effective sales and marketing approach in each region. By structuring our business around our geographic segments, we are able to tailor and expand the solutions we offer to meet the unique needs of our customers both globally and in local markets. We are also able to manage our activities according to the best practices of each. This structure provides a solid foundation for growth in each market for all of our capabilities. It allows us an efficient method of bringing new products and services to customers, and supports growth in existing accounts and with new customers and markets.

Information as to the operations of our three segments is set forth below. Our Chairman and Chief Executive Officer represents our chief operating decision maker, and he evaluates segment performance based primarily on revenue and operating profit of these three segments. In addition, he also reviews revenue for the domains and Critical Information and Insight offerings. The accounting policies of our segments are the same as those described in the summary of significant accounting policies (contained in the notes to our consolidated financial statements included in our 2008 Form 10-K).

No single customer accounted for 10% or more of our total revenue for the period ended February 28, 2009. There are no material inter-segment revenues for any period presented.

As shown below, certain corporate transactions are not allocated to the reportable segments. Amounts not allocated include, but are not limited to, such items as, stock-based compensation expense, net periodic pension and post-retirement benefits income, corporate-level impairments, and gain (loss) on sales of corporate assets.

IHS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Americas	EMEA	APAC	Segment Totals	Shared Services	Consolidated Total
	(In thousands)
Three months ended February 28, 2009
Revenue	$148,355	$68,790	$18,266	$235,411	$—	$235,411
Operating income	45,034	13,811	4,992	63,837	(26,291)	37,546
Depreciation and amortization	6,282	3,149	26	9,457	2,167	11,624
Three months ended February 29, 2008
Revenue	$121,199	$63,631	$13,947	$198,777	$—	$198,777
Operating income	38,555	10,603	3,971	53,129	(22,196)	30,933
Depreciation and amortization	4,906	3,243	35	8,184	639	8,823

Revenue by information domain was as follows:

	Three months ended
	February 28, 2009	February 29, 2008
	(In thousands)
Energy revenue	116,100	$110,296
Product Lifecycle revenue	70,315	69,031
Security revenue	23,324	16,872
Environment revenue	7,096	2,578
Intersection revenue	18,576	—
Total revenue	$235,411	$198,777

Revenue by product category was as follows:

	Three months ended
	February 28, 2009	February 29, 2008
	(In thousands)
Critical Information Products	$134,143	$130,422
Critical Information Services	13,151	11,679
Insight Products	65,715	34,760
Insight Services	22,402	21,916
Total revenue	$235,411	$198,777

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We have made statements under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business and Properties” and in other sections of this Form 10-Q that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of these terms, and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties, and assumptions, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance, or achievements to differ materially from the results, level of activity, performance, or achievements expressed or implied by the forward-looking statements. In particular, you should consider the risks outlined under “Risk Factors” in the 2008 Form 10-K.

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

We are under no duty to update any of these forward-looking statements after the date of this Form 10-Q to conform our prior statements to actual results or revised expectations.

Overview

Results of Operations

IHS is a leading provider and comprehensive source of Critical Information and Insight in a sizable global market. Our customers rely on our products and services to facilitate crucial decision-making, support key processes, and improve productivity. At the heart of our products and services is data obtained from public sources, third parties, and our own proprietary databases. We transform that data into Critical Information and Insight that is both useful to our customers and available where and when they make critical business decisions. The data is transformed into Critical Information when we combine it with our proprietary and third-party technology to create graphical user interfaces, search and navigation tools, and online delivery systems or we deliver as individual documents. We further transform that information into Insight products and services with analysis and interpretation from our teams of experts.

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

We serve some of the world’s largest corporations across multiple industries, as well as governments and other organizations, in more than 100 countries. Our primary operations outside the United States are in the United Kingdom, Canada, Switzerland and China. We have structured our business around our customers and the geographies in which they reside: Americas (which includes the United States, Canada, and Latin America); EMEA (Europe, the Middle East, and Africa, with India also included in the region), and APAC (the Asia Pacific region, which includes many countries such as China, Japan, South Korea, Malaysia, and Australia). This allows us to tailor and expand the solutions we offer to meet the unique needs of our customers both globally and in local markets.

Our consolidated financial statements are expressed in U.S. dollars, but a portion of our business is conducted in currencies other than U.S. dollars.  Just over 50% of our revenue is transacted outside of the United States, however, approximately 30% of our revenue is transacted in a currency other than U.S. dollars.  As a result, a strengthening U.S. dollar has a negative impact on our revenue while the impact on operating income is mitigated due to certain operating expenses denominated in currencies other than the U.S. dollar.

We have targeted four specific information “domains”—Energy, Product Lifecycle, Security, and Environment. Since these four information domains represent areas where our customers have needs for Critical Information and Insight, we use these domains to set priorities and design our business strategies. In addition, we have certain product lines that intersect multiple domains. We have categorized these products and services as Intersection and have not allocated them to any specific domain.

As we continue to deliver Critical Information and Insight in these four information domains, we prepare our financial reports and analyze our business across our three reportable geographic segments. As the information that our customers need to address their complex business issues continues to converge at the intersection of the information domains that we serve, we have organized our management structure to a geographic focus, the point of contact with our customers. This integrated global organization will make it easier for our customers to do business with us by providing a more cohesive, consistent, and effective sales and marketing approach in each region. By structuring our business around customers and the geographies in which they reside, we are able to tailor and expand the solutions we offer to meet the unique needs of our customers both globally and in local markets. We are also able to manage our Critical Information and Insight activities according to the best practices of each. This structure provides a solid foundation for growth in each market for all of our capabilities. It allows us an efficient method of bringing new products and services to customers, and supports growth in existing accounts and with new customers and markets.

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

Business Combination

Through our ownership of Prime Publications Limited (Prime), during the first quarter of 2009 we obtained a controlling interest in the Lloyd’s Register-Fairplay Limited (LRF) joint venture, a leading source of global maritime information.  LRF is the leading brand name in the maritime information industry providing comprehensive details of the current world merchant fleet (tankers, cargo, carrier and passenger ships) and a complete range of products and services to assist the world’s maritime community.  The investment in LRF is the primary asset of Prime.  Since our acquisition of Prime on March 3, 2008 and through the year-ended November 30, 2008, we had accounted for LRF under the equity method of accounting.  With the obtaining of the controlling interest, LRF is now consolidated within our results as of December 1, 2008.

Segment Information

	Americas	EMEA	APAC	Segment Totals	Shared Services	Consolidated Total
	(In thousands)
Three months ended February 28, 2009
Revenue	$148,355	$68,790	$18,266	$235,411	$—	$235,411
Operating income	45,034	13,811	4,992	63,837	(26,291)	37,546
Depreciation and amortization	6,282	3,149	26	9,457	2,167	11,624
Three months ended February 29, 2008
Revenue	$121,199	$63,631	$13,947	$198,777	$—	$198,777
Operating income	38,555	10,603	3,971	53,129	(22,196)	30,933
Depreciation and amortization	4,906	3,243	35	8,184	639	8,823

Revenue by information domain was as follows:

	Three months ended
	February 28, 2009	February 29, 2008
	(In thousands)
Energy revenue	116,100	$110,296
Product Lifecycle revenue	70,315	69,031
Security revenue	23,324	16,872
Environment revenue	7,096	2,578
Intersection revenue	18,576	—
Total revenue	$235,411	$198,777

Revenue by product category was as follows:

	Three months ended
	February 28, 2009	February 29, 2008
	(In thousands)
Critical Information Products	$134,143	$130,422
Critical Information Services	13,151	11,679
Insight Products	65,715	34,760
Insight Services	22,402	21,916
Total revenue	$235,411	$198,777

Three Months Ended February 28, 2009 Compared to the Three Months Ended February 29, 2008

Revenue.  Revenue was $235.4 million for the quarter ended February 28, 2009, compared to $198.8 million for the quarter ended February 29, 2008, an increase of $36.6 million or 18%. This increase was driven in part by acquisitions which contributed $39.6 million, or 20%, and organic growth which contributed $11.4 million, or 6%.  Sequentially, organic revenue growth is down from 8% for the quarter ended November 30, 2008.  Unfavorable foreign currency rates had an adverse impact of $14.4 million, or 7% due to the strengthening U.S. dollar.  Our acquisitive growth was also negatively impacted by foreign exchange.  When taking this into consideration, foreign exchange negatively impacted our overall revenue growth by approximately 10% in the quarter ended February 28, 2009 in comparison to the first quarter of 2008.

Our subscription based revenue accounted for 76% of our revenue in the quarter and maintained a low double-digit organic growth rate of 11.6%.  Our other revenue types (consulting, transaction and other revenue) have been more greatly impacted by the current economic environment.  Transaction and consulting revenue were down organically by 21% and 32%, respectively.  These decreases were partially offset by organic growth in other revenue of 8%.  CERAWeek revenue, which is included in other revenue, was essentially flat year over year.

Revenue for our Americas segment was $148.4 million for the quarter ended February 28, 2009, compared to $121.2 million for the quarter ended February 29, 2008, an increase of $27.2 million or 22%. This increase was driven primarily by acquisitions which added $21.9 million and organic growth which contributed $9.2 million. Unfavorable foreign currency rates impacted revenue by $4.0 million. Organic growth in the first quarter of 2009 was driven by price increases and growth in certain Critical Information subscription products, primarily within the Energy domain.  The organic growth rate was impacted by decreases in consulting and advisory services.  Revenue from products was $122.8 million for the three months ended February 28, 2009, up $22.3 million or 22% compared to the three months ended February 29, 2008. Revenue from services was $25.6 million for first three months of 2009, up $4.9 million or 24% compared to the first three months of 2008.

Revenue for our EMEA segment was $68.8 million for the quarter ended February 28, 2009, compared to $63.6 million for the quarter ended February 29, 2008, an increase of $5.2 million or 8%. This increase was driven primarily by acquisitions which contributed $14.8 million.  Organic product revenue grew by $4.6 million while organic service revenue decreased by $4.6 million.  Services revenue was impacted by decreases in consulting and advisory services. Unfavorable foreign currency rates adversely impacted revenue by $9.6 million.

Revenue for our APAC segment was $18.3 million for the quarter ended February 28, 2009, compared to $13.9 million for quarter ended February 29, 2008, an increase of $4.4 million or 32%. This increase was driven in part by acquisitions which contributed $2.9 million and organic growth which contributed $2.2 million. Unfavorable foreign currency rates adversely impacted revenue by $0.8 million. Organic product growth was $1.5 million driven primarily by large subscription orders in China while organic service revenue grew $0.7 million.

Revenue for the Energy domain was $116.1 million for the quarter ended February 28, 2009, an increase of $5.8 million, or 5% over the quarter ended February 29, 2008. This growth was primarily due to an increase in the Critical Information sales which was partially offset by unfavorable foreign currency rates.  Product Lifecycle domain revenue was $70.3 million for the quarter ended February 28, 2009, an increase of $1.3 million, or 2% over the quarter ended February 29,

2008. Revenue for the Security domain was $23.3 million for the quarter ended February 28, 2009, an increase of $6.5 million over the quarter ended February 29, 2008. Environment domain revenue was $7.1 million for the quarter ended February 28, 2009 and was primarily from acquisitions. Intersection revenue, which includes product lines that intersect multiple domains, was $18.6 million in the first quarter of 2009 and was entirely attributable to acquisitions.

Cost of Revenue.  Cost of revenue was $102.9 million for the quarter ended February 28, 2009, compared to $89.2 million for the quarter ended February 29, 2008, an increase of $13.7 million or 15%. As a percentage of revenue, cost of revenue improved to 43.7% from 44.9%. Cost of revenue as a percentage of revenue within our Americas segment improved to 42.2% from 42.8% resulting from increased sales in our Critical Information products which have a relatively fixed-cost base. Cost of revenue as a percentage of revenue within our EMEA segment improved to 46.2% from 48.2%.  Cost of revenue as a percentage of revenue within our APAC segment improved to 39.6% from 41.4%.  These decreases were principally due to an increase in higher margin Critical Information and Insight products combined with a decrease in lower margin services.

Selling, General and Administrative Expenses.  Selling, general and administrative (SG&A) expenses were $86.5 million for the quarter ended February 28, 2009, compared to $71.9 million for the quarter ended February 29, 2008, an increase of $14.6 million or 20%. Stock-based compensation expense included in SG&A increased $3.4 million to $15.8 million. Excluding stock-based compensation, organic SG&A growth was $4.7 million as we incurred costs related to our quote-to-cash system implementation and other initiatives. Acquisitions contributed $13.2 million of the increase. Foreign currency movements decreased SG&A by $6.8 million. As a percentage of revenue and excluding stock-based compensation expense, SG&A was consistent with the prior year first quarter at 30.0%.

Depreciation and Amortization Expenses.  Depreciation and amortization expenses were $11.6 million for the quarter ended February 28, 2009, compared to $8.8 million for the quarter ended February 29, 2008, an increase of $2.8 million or 32%. The increase was primarily due to acquisitions made within the last year.

Operating Income.  Operating income was $37.5 million for the quarter ended February 28, 2009, compared to $30.9 million for the quarter ended February 29, 2008, an increase of $6.6 million or 21%. As a percentage of revenue, operating income increased to 15.9% for the quarter ended February 28, 2009 from 15.6% for the quarter ended February 29, 2008.

Operating income for our Americas segment was $45.0 million for the quarter ended February 28, 2009, compared to $38.6 million for the quarter ended February 29, 2008, an increase of $6.4 million or 17%. The increase was principally due to the additional revenue discussed above coupled with our ability to leverage a relatively fixed-cost structure with our subscriptions-based products. This was partially offset by an increase in amortization of assets related to our acquisitions.  As a percentage of revenue, Americas operating income decreased to 30.4% from 31.8% in the first quarter of 2008.

Operating income for our EMEA segment was $13.8 million for the quarter ended February 28, 2009, compared to $10.6 million for the quarter ended February 29, 2008, an increase of $3.2 million or 30%. As a percentage of revenue, EMEA operating income increased to 20.1% for the quarter ended February 28, 2009 compared to 16.7% for the quarter ended February 29, 2008.  These increases are primarily due to the higher growth in higher margin subscription products in 2009 and decreases in lower margin service offerings along with the impact of foreign currency rates at the Operating Income level.

Operating income for our APAC segment was $5.0 million for the quarter ended February 28, 2009, compared to $4.0 million for the quarter ended February 29, 2008, an increase of $1.0 million or 25%. Operating income increased due to the increase in sales. As a percentage of revenue, APAC operating income decreased to 27.3% for the quarter ended February 28, 2009 from 28.5% for the quarter ended February 29, 2008.  This decrease was due to the mix of products sold with higher growth of lower margin Insight products in 2009.

Operating expenses for our shared services were $26.3 million for the quarter ended February 28, 2009, compared to $22.2 million for the quarter ended February 29, 2008, an increase of $4.1 million or 18%. As a percentage of revenue, operating expenses for our shared services was 11.2% for the quarter ended February 28, 2009 which was consistent with the prior year. Stock-based compensation increased $3.8 million to $16.5 million.

Provision for Income Taxes.  Our effective tax rate for the period ended February 28, 2009 was 24.2%, compared to 33.1% for the period ended February 29, 2008.  The 2009 rate reflects the impact of our internal legal entity reorganization within EMEA that occurred in the third quarter of 2008.

Financial Condition

Accounts Receivable.  Accounts receivable has increased by $14.5 million, or 7%, to $222.3 million compared to $207.8 million as of November 30, 2008.  The increase is attributable to both organic and acquisition related growth and a slight deterioration in our accounts receivable aging in addition to the seasonality of billings.

Accrued Compensation.  Accrued compensation was $17.7 million as of February 28, 2009, compared to $39.1 million as of November 30, 2008, a decrease of $21.4 million or 55%. The decrease was primarily attributable to disbursement of annual incentive bonuses during the first quarter.

Deferred Revenue. Deferred revenue was $329.6 million as of February 28, 2009, compared to $288.1 million as of November 30, 2008, an increase of $41.5 million or 14%. The increase was primarily attributable to the timing of annual billings as well as both the organic and acquisition related growth.  Organic deferred revenue increased 12% as of February 28, 2009 compared to February 29, 2008.

Liquidity and Capital Resources

As of February 28, 2009, we had cash and cash equivalents of $79.9 million and $114.2 million of debt. We have generated strong cash flows from operations over the last few years. As a result of these factors, as well as the remaining availability of funds under our $385.0 million credit facility, we believe we will have sufficient cash to meet our working capital and capital expenditure needs.

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

Share Repurchase Program

During 2006, our board of directors approved a program to reduce the dilutive effects of employee equity grants, by allowing employees to surrender shares back to the company for a value equal to their statutory tax liability.  IHS then pays the statutory tax on behalf of the employee.  Additionally, our board of directors periodically approves additional buyback programs whereby IHS acquires shares in the open market to more fully offset the dilutive effect of our employee equity programs. In the first quarter of 2009, we repurchased 131,475 shares under the tax withholding program for approximately $5.8 million, or $43.92 per share.  No shares were repurchased in the first quarter of 2009 pursuant to a share buyback program.  Since the inception of these programs, we have withheld for tax 830,869 shares of our Class A common stock for approximately $41.5 million, or $49.90 per share and we have repurchased 1,889,557 shares for approximately $94.7 million or $50.13 per share pursuant to the stock buyback program.

Cash Flows

Net cash provided by operating activities was $38.6 million for the three months ended February 28, 2009, compared to $32.5 million for the three months ended February 29, 2008, an increase of $6.1 million. The increase was principally due to our business growing profitably year over year.   Additionally, bonus payments were slightly less in the first quarter of 2009 compared to the same period in 2008 and we benefited from the timing of certain royalty payments and lower tax payments in 2009. Our subscription-based business model typically generates a high rate of cash flow and is aided by the following:

•                  positive working capital characteristics that do not generally require substantial working capital increases to support our growth;

•                  a cash-for-tax rate that continues to trend lower than our effective tax rate; and

•                  our well-capitalized balance sheet.

The positive cash flow impact of our growing business in the first quarter of 2009 was partially offset by an increase in capital expenditures related to new office space build out in Canada and the outflow of cash related to our rationalization efforts that occurred at IHS Global Insight.

Net cash used in investing activities was approximately $1.1 million for the three months ended February 28, 2009, compared to $23.3 million for the three months ended February 29, 2008. The change is driven primarily by acquisitions in the first quarter of 2008.

Net cash provided by financing activities was $15.2 million for the three months ended February 28, 2009 compared to $19.6 million for the three months ended February 29, 2008.  Net borrowings from the credit facility were $28.0 million in the first quarter of 2009 which were partially offset by the repayment of a portion of the notes due to the sellers of Prime of $9.3 million.

Credit Facility and Other Debt

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

As of February 28, 2009, we were in compliance with all of the covenants in the agreement and had $108.0 million of outstanding borrowings with an annual interest rate of 1.00%.  This debt is classified as long-term debt as of February 28, 2009 as we have the ability and intent to maintain this balance beyond twelve months.   In addition, we had outstanding letters of credit totaling approximately $1.2 million as of February 28, 2009.

As of February 28, 2009, we also had $6.2 million of non-interest bearing notes that were issued to the sellers of Prime. These notes are due upon demand and are therefore recorded in “Short-term Debt” in the accompanying Condensed Consolidated Balance Sheets.

Off-Balance Sheet Transactions

We have no off-balance sheet transactions.

Critical Accounting Policies

Our management makes a number of significant estimates, assumptions and judgments in the preparation of our financial statements. See “Management’s Discussion and Analysis and Results of Operations—Critical Accounting Policies and Estimates” in our 2008 Form 10-K for a discussion of the estimates and judgments necessary in our accounting for revenue recognition, valuation of long-lived and intangible assets and goodwill, income taxes, pension and post-retirement benefits, and stock-based compensation.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

For information regarding our exposure to certain market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2008 Form 10-K. There were no material changes to our market risk exposure during the first three months of fiscal 2009.

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

Item 1A.      Risk Factors

There have been no material changes to the risk factors associated with the business previously disclosed in Part I, Item 1A of our 2008 Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a),  (b) and (c) are inapplicable.

Item 6.    Exhibits

(a)   Index of Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description
31.1*	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act.
31.2*	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act.
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Amendment No. 1 to Registration Rights Agreement by and between IHS Inc. and Urvanos Investments Limited dated as of September 18, 2008.

*                 Filed electronically herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 2009.

IHS INC.

By:	/s/ Heather Matzke-Hamlin
	Name:	Heather Matzke-Hamlin
	Title:	Senior Vice President and Chief Accounting Officer