Form 10-Q
period 2009-05-31
IHS Inc.
filed 2009-06-24
CIK 1316360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ YES  ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ YES  ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” and “accelerated filer,” and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ YES  ☒ NO

As of May 31, 2009, there were 63,151,447 shares of our Class A Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IHS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	As of May 31, 2009	As of November 30, 2008
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$172,349	$31,040
Accounts receivable, net	187,409	207,815
Deferred subscription costs	43,255	35,948
Deferred income taxes	26,797	28,801
Other	15,956	14,213
Total current assets	445,766	317,817
Non-current assets:
Property and equipment, net	63,815	59,578
Intangible assets, net	281,058	285,902
Equity investments in joint venture	—	56,139
Goodwill, net	783,133	705,077
Prepaid pension asset	10,624	8,768
Other	3,482	2,899
Total non-current assets	1,142,112	1,118,363
Total assets	$1,587,878	$1,436,180
Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$7,137	$96,020
Accounts payable	23,020	35,084
Accrued compensation	28,167	39,083
Accrued royalties	21,713	24,769
Other accrued expenses	45,856	58,831
Income tax payable	2,946	3,994
Deferred subscription revenue	333,668	288,145
Total current liabilities	462,507	545,926
Long-term debt	108,000	—
Accrued pension liability	7,102	6,778
Accrued post-retirement benefits	7,331	8,852
Deferred income taxes	68,102	65,749
Other liabilities	9,955	7,820
Minority interests	3,287	—
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.01 par value per share, 80,000,000 shares authorized, 64,608,527 and 64,090,207 shares issued, 63,151,447 and 62,802,179 shares outstanding at May 31, 2009 and November 30, 2008, respectively	646	641
Additional paid-in capital	446,831	408,007
Treasury stock, at cost: 1,457,080 and 1,288,028 shares at May 31, 2009 and November 30, 2008, respectively	(72,126)	(64,632)
Retained earnings	643,277	584,219
Accumulated other comprehensive loss	(97,034)	(127,180)
Total stockholders’ equity	921,594	801,055
Total liabilities and stockholders’ equity	$1,587,878	$1,436,180

See accompanying notes.

IHS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per-share amounts)

	Three Months Ended May 31,		Six Months Ended May 31,
	2009	2008	2009	2008
	(Unaudited)
Revenue:
Products	$205,170	$177,103	$405,028	$342,285
Services	30,106	30,090	65,659	63,685
Total revenue	235,276	207,193	470,687	405,970
Operating expenses:
Cost of revenue:
Products	81,621	73,237	164,693	141,803
Services	16,307	19,943	36,138	40,537
Total cost of revenue (includes stock-based compensation expense of $781, $376, $1,460 and $687 for the three and six months ended May 31, 2009 and 2008, respectively)	97,928	93,180	200,831	182,340
Selling, general and administrative (includes stock-based compensation expense of $14,190; $10,001; $29,981 and $22,391 for the three and six months ended May 31, 2009 and 2008, respectively)	82,598	72,923	169,054	144,809
Depreciation and amortization	11,636	9,683	23,260	18,506
Restructuring and other charges	(61)	—	(416)	—
Gain on sales of assets, net	—	—	—	(119)
Net periodic pension and post-retirement benefits	(689)	(1,086)	(1,378)	(2,179)
Other expense (income), net	1,605	(323)	(469)	(1,136)
Total operating expenses	193,017	174,377	390,882	342,221
Operating income	42,259	32,816	79,805	63,749
Interest income	209	697	563	1,914
Interest expense	(512)	(843)	(1,261)	(979)
Non-operating (loss) income, net	(303)	(146)	(698)	935
Income from continuing operations before income taxes, equity investments and minority interests	41,956	32,670	79,107	64,684
Provision for income taxes	(8,898)	(10,425)	(17,905)	(21,024)
Income from continuing operations before equity investments and minority interests	33,058	22,245	61,202	43,660
Income from equity investment	—	1,044	—	1,044
Minority interests	(1,104)	(31)	(2,144)	(15)
Net income	$31,954	$23,258	$59,058	$44,689
Net income per share:
Basic (Class A common stock for 2009; Class A and Class B common stock for 2008*)	$0.51	$0.37	$0.94	$0.72
Diluted (Class A common stock for 2009; Class A and Class B common stock for 2008*)	$0.50	$0.37	$0.93	$0.71
Weighted average shares:
Basic (Class A common stock for 2009; Class A and Class B common stock for 2008*)	63,014	62,221	62,916	62,097
Diluted (Class A common stock for 2009; Class A and Class B common stock for 2008*)	63,829	63,086	63,748	63,045

*Note that in September 2008, the holder of the Class B common stock elected to convert these shares one-for-one to Class A common stock, after which no shares of Class B common stock were outstanding.

See accompanying notes.

IHS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended May 31,
	2009	2008
	(Unaudited)
Operating activities
Net income	$59,058	$44,689
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	23,260	18,506
Stock-based compensation expense	31,441	23,078
Gain on sales of assets, net	—	(119)
Tax benefit from stock-based compensation	(6,231)	(454)
Distributions from equity-method investment	—	378
Non-cash net periodic pension and post-retirement benefits	(2,002)	(3,122)
Undistributed earnings of unconsolidated affiliates, net	(324)	(1,233)
Minority interests	2,144	15
Deferred income taxes	5,849	2,075
Change in assets and liabilities:
Accounts receivable, net	29,841	5,800
Other current assets	(6,327)	(10,078)
Accounts payable	(14,883)	(9,956)
Accrued expenses	(31,093)	(17,304)
Income taxes	(2,500)	(1,413)
Deferred subscription revenue	27,758	44,568
Other liabilities	288	(457)
Net cash provided by operating activities	116,279	94,973
Investing activities
Capital expenditures on property and equipment	(9,128)	(5,351)
Change in other assets	506	(2,654)
Settlements of forward contracts	933	—
Sales and maturities of investments	—	10,500
Cash resulting from consolidation of Lloyd’s Register-Fairplay	3,466	—
Acquisitions of businesses, net of cash acquired	—	(130,878)
Proceeds from sales of assets	—	140
Net cash used in investing activities	(4,223)	(128,243)
Financing activities
Proceeds from borrowings	82,000	50,000
Repayment of borrowings	(63,266)	(43,095)
Excess tax benefit from stock-based compensation plans	6,231	454
Proceeds from the exercise of employee stock options	2,019	—
Repurchases of common stock	(7,494)	(18,664)
Net cash provided by (used in) financing activities	19,490	(11,305)
Foreign exchange impact on cash balance	9,763	1,462
Net increase (decrease) in cash and cash equivalents	141,309	(43,113)
Cash and cash equivalents at the beginning of the period	31,040	148,484
Cash and cash equivalents at the end of the period	$172,349	$105,371

See accompanying notes.

IHS INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Shares of Class A Common Stock	Class A Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance at November 30, 2008	62,802	$641	$408,007	$(64,632)	$584,219	$(127,180)	$801,055
Stock-based award activity	349	5	32,746	(7,494)	—	—	25,257
Excess tax benefit on vested shares	—	—	6,078	—	—	—	6,078
Net income	—	—	—	—	59,058	—	59,058
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	30,146	30,146
Comprehensive income, net of tax	—	—	—	—	—	—	89,204
Balance at May 31, 2009	63,151	$646	$446,831	$(72,126)	$643,277	$(97,034)	$921,594

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

In addition to structuring our business around the regions, we have targeted four specific information “domains”—Energy, Product Lifecycle, Security, and Environment. Since these four information domains represent areas where our customers have needs for Critical Information and Insight, we use these domains to set priorities and design our business objectives. The information that our customers need to address their complex business issues continues to converge at the intersection of the information domains that we serve.  We have categorized these products and services as “Intersection” and have not allocated them to any specific domain.  As we continue to deliver Critical Information and Insight in those four information domains, we prepare our financial reports and analyze our business across our three geographic reportable segments: Americas, EMEA, and APAC.

Consolidation Policy

The consolidated financial statements include the accounts of all wholly owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in unconsolidated affiliated companies are accounted for under the equity method and are included in “Equity Investments in Joint Venture” in the accompanying Condensed Consolidated Balance Sheets. We generally utilize the equity method of accounting when we have a non-controlling ownership interest of between 20% and 50% in an entity, provided we are able to exercise significant influence over the investee’s operations.  See Note 2 for discussion related to the consolidation of Lloyd’s Register-Fairplay joint venture that was effective December 1, 2008.

Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The accompanying condensed consolidated financial statements include our accounts and the accounts of our majority-owned domestic and foreign subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended November 30, 2008.  The results of operations for the three and six months ended May 31, 2009, are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

The year-end condensed consolidated balance sheet data was derived from the audited November 30, 2008, balance sheet.

Results Subject to Seasonal Variations

Historically, our business has had seasonal aspects. However, with the continued organic growth in our subscription-based business model relative to other revenue streams combined with several acquisitions in recent years, our seasonal aspects have diminished, although our fourth quarter revenue and profit still tends to be slightly higher than other quarters due to the product mix typically sold in the fourth quarter. Our first quarter also benefits from the inclusion of the results from IHS CERAWeek, an annual energy executive gathering.

Use of Estimates

The preparation of interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Significant estimates have been made in areas that include revenue recognition, useful lives of fixed and intangible assets, allocation of purchase price to acquired assets and liabilities, the recoverability of intangible assets and goodwill, income and other taxes, pension and post-retirement benefits, contingent liabilities and stock-based compensation. Actual results could differ from those estimates.

Reclassification

Certain prior-year balances have been reclassified to conform to current-year presentation.

Income Taxes

Our effective quarterly rate is estimated based upon the effective tax rate expected to be applicable for the full fiscal year.

Our effective tax rate for the first half of 2009 was 22.6% compared to 32.5% for the prior year period.  The 2009 rate reflects a full year of beneficial impact of the internal legal entity reorganization within EMEA completed in the third quarter of 2008 as well as benefits recognized from the successful outcome to a French tax appeal and favorable UK tax ruling.

As of May 31, 2009, the total amount of unrecognized tax benefits was $1.7 million, of which less than $0.1 million related to interest. The $0.3 million increase in unrecognized tax benefits during the first six months of 2009 was attributable to adjustments made to the reserves during the second quarter of fiscal 2009, principally as a result of recording a reserve related to an uncertain UK tax return position.

We are subject to taxation and file income tax returns in the U.S. and in many foreign jurisdictions. For U.S. federal, Canadian and Swiss income tax purposes, all years prior to 2004 are effectively closed. For United Kingdom income tax purposes, all years prior to 2005 are effectively closed.

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

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141(R), Business Combinations (SFAS No. 141(R)) and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51  (SFAS No. 160). These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS Nos. 141(R) and 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Thus, we are required to adopt these standards on December 1, 2009, the first day of our 2010 fiscal year. Earlier adoption is prohibited. We will adopt SFAS No. 141(R) and SFAS No. 160 in the first quarter of fiscal 2010 and we do not expect the adoption will have a material effect on our financial position or results of operations.

In April 2009, the FASB issued FASB Staff Position (FSP) SFAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP 141(R)-1), to amend and clarify the initial recognition and measurement, subsequent measurement and accounting, and related disclosures arising from contingencies in a business combination under SFAS 141(R). Under the new guidance, assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value can not be determined, companies should typically account for the acquired contingencies using existing guidance. We will adopt FSP 141(R)-1 along with SFAS 141(R) in the first quarter of fiscal 2010 and we do not expect the adoption will have a material effect on our financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. (SFAS No. 161)  SFAS No. 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and how derivatives impact financial statements.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15,

2008.  Thus, we adopted this standard on December 1, 2008, the first day of our 2009 fiscal year, with no material impact to our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (SFAS No. 166), which results in the  removal of the concept of a qualifying special-purpose entity.  SFAS No. 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after 15 November 2009.  We do not expect the adoption will have a material effect on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which addresses the effects of eliminating the qualifying special-purpose entity. SFAS No. 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after 15 November 2009,  We do not expect the adoption will have a material effect on our financial position or results of operations.

2.     Business Combination

Through our ownership of Prime Publications Limited (Prime), during the first quarter of 2009 we obtained a controlling interest in the Lloyd’s Register-Fairplay Limited (LRF) joint venture, a leading source of global maritime information.  LRF is the leading brand name in the maritime information industry providing comprehensive details of the current world merchant fleet (tankers, cargo, carrier and passenger ships) and a complete range of products and services to assist the world’s maritime community.  The investment in LRF is the primary asset of Prime.  Since our acquisition of Prime on March 3, 2008 and through the year-ended November 30, 2008, we had accounted for LRF under the equity method of accounting.  As of December 1, 2008, we obtained  controlling interest and began consolidating LRF within our results.  On June 17, 2009, we acquired the remaining 49.9% of Lloyd’s Register-Fairplay from Lloyd’s Register giving us 100% ownership of LRF.  The 49.9% interest was acquired for approximately £37 million, net of cash acquired.

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

4.          Other Comprehensive Income

Our comprehensive income for the three and six months ended May 31, 2009 and 2008 was as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2009	2008	2009	2008
	(In thousands)
Net income	$31,954	$23,258	$59,058	$44,689
Other comprehensive income (loss):
Foreign currency translation adjustment	48,497	(1,571)	30,146	(5,710)
Total comprehensive income	$80,451	$21,687	$89,204	$38,979

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

The restructuring charge was incurred in its entirety during the third quarter of 2008. Approximately $5.8 million of the charge related to our Americas segment, $6.3 million pertained to our EMEA segment and $0.4 million related to shared services.  The majority of the liability was paid during 2008 and the remaining liability at November 30, 2008 was $1.0 million.  This remaining balance was substantially paid as of May 31, 2009.  An over-accrual of $0.4 million was reversed during the first half of 2009.

Global Insight Restructuring

Related to the acquisition of Global Insight in October 2008, we established a $13.0 million liability for restructuring costs in the opening balance sheet.  Of this total, $8.2 million is employee severance and other termination benefits and $4.8 million relates to facility closure costs.  Through May 31, 2009, we have paid $3.6 million of the employee severance and other termination benefits and $0.2 million of the facility closure costs resulting in a liability balance of $9.2 million as of May 31, 2009.

6.              Stock-based Compensation

On May 31, 2009, we had one share-based compensation plan: the Amended and Restated IHS Inc. 2004 Long-Term Incentive Plan (LTIP). The LTIP provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares, cash-based awards, other stock based awards and covered employee annual incentive awards. The 2004 Directors Stock Plan, a sub-plan under the LTIP, provides for the grant of restricted stock and restricted stock units to non-employee directors as defined in that plan. We believe that such awards better align the interests of our employees and non-employee directors with those of our shareholders.

We have authorized a maximum of 11.25 million shares, less the number of shares relating to any award granted and outstanding.

Stock-based compensation expense that has been charged against income for the plan was as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2009	2008	2009	2008
	(In thousands)
Cost of revenue	$781	$376	$1,460	$687
Selling, general and administrative	14,190	10,001	29,981	22,391
Stock-based compensation expense	$14,971	$10,377	$31,441	$23,078

Total income tax benefit recognized in the statement of operations for share-based compensation arrangements was as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2009	2008	2009	2008
	(In thousands)
Income tax benefit	$5,539	$3,840	$11,633	$8,539

No compensation cost was capitalized during the three and six months ended May 31, 2009 and May 31, 2008.

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

Total compensation expense related to nonvested awards, both share awards and stock options, not yet recognized was $64.0 million as of May 31, 2009, with a weighted-average recognition period of approximately 1.5 years.

A summary of the status of our nonvested shares as of May 31, 2009, and changes during the six months ended May 31, 2009, was as follows:

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands)
Balances, November 30, 2008	2,176	$41.81
Granted	1,025	$42.89
Vested	(523)	$40.57
Forfeited	(115)	$43.37
Balances, May 31, 2009	2,563	$44.81

The total fair value of nonvested stock that vested during the six months ended May 31, 2009, was $22.9 million based on the weighted-average fair value on the vesting date and $21.2 million based on the weighted-average fair value on the date of grant.

Stock Options.  Option awards are generally granted with an exercise price equal to the fair market value of our stock at the date of grant.  Options outstanding as of May 31, 2009 either cliff vest after 4 years of continuous service or vest in a graded fashion over three years of continuous service and have 8-year contractual terms. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the plan).

The following table summarizes changes in outstanding stock options during the six months ended May 31, 2009, as well as options that are vested and expected to vest and stock options exercisable at May 31, 2009:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at November 30, 2008	275	$35.18	5.5	$543
Granted	—	—
Exercised	(63)	32.24
Forfeited	(7)	37.65
Outstanding at May 31, 2009	205	$36.00	5.6	$2,465
Vested and expected to vest at May 31, 2009	205	$36.00	5.6	$2,465
Exercisable at May 31, 2009	101	$37.65	—	$1,048

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of our common stock on May 31, 2009, which was $48.00, and the exercise price, multiplied by the number of in-the-money stock options as of the same date. This represents the amount that would have been received by the stock option holders if they had all exercised their stock options on May 31, 2009. In future periods, this amount will change depending on fluctuations in our stock price. The total intrinsic value of stock options exercised during the six months ended May 31, 2009 was $0.6 million.

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

As of May 31, 2009, we were in compliance with all of the covenants in the agreement and had $108.0 million of outstanding borrowings with an annual interest rate of 0.94%.  This debt is classified as long-term debt as of May 31, 2009 as we have the ability and intent to maintain this balance beyond twelve months.  In addition, we had outstanding letters of credit totaling approximately $1.3 million as of May 31, 2009.

As of May 31, 2009, we also had $7.1 million of non-interest bearing notes that were issued to the sellers of Prime. These notes are due upon demand and are therefore recorded in “Short-term Debt” in the accompanying Condensed Consolidated Balance Sheets.

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

Our net periodic pension (income) expense was comprised of the following:

	Three Months Ended May 31, 2009				Three Months Ended May 31, 2008
	U.S. RIP	U.K. RIP	SIP	Total	U.S. RIP	U.K. RIP	SIP	Total
	(In thousands)
Service costs incurred	$1,728	$125	$58	$1,911	$1,572	$238	$72	$1,882
Interest costs on projected benefit obligation	3,230	376	123	3,729	2,999	539	114	3,652
Expected return on plan assets	(5,227)	(413)	—	(5,640)	(5,361)	(562)	—	(5,923)
Amortization of prior service cost	(118)	—	11	(107)	(118)	—	11	(107)
Amortization of actuarial loss	—	—	21	21	—	—	47	47
Amortization of transitional obligation/(asset)	(57)	—	13	(44)	(142)	—	10	(132)
Net periodic pension benefit (income) expense	$(444)	$88	$226	$(130)	$(1,050)	$215	$254	$(581)

	Six Months Ended May 31, 2009				Six Months Ended May 31, 2008
	U.S. RIP	U.K. RIP	SIP	Total	U.S. RIP	U.K. RIP	SIP	Total
	(In thousands)
Service costs incurred	$3,456	$248	$116	$3,820	$3,144	$476	$144	$3,764
Interest costs on projected benefit obligation	6,460	747	246	7,453	5,998	1,078	228	7,304
Expected return on plan assets	(10,454)	(819)	—	(11,273)	(10,729)	(1,124)	—	(11,853)
Amortization of prior service cost	(236)	—	22	(214)	(236)	—	22	(214)
Amortization of actuarial loss	—	—	42	42	—	—	94	94
Amortization of transitional obligation/(asset)	(114)	—	26	(88)	(284)	—	20	(264)
Net periodic pension benefit (income) expense	$(888)	$176	$452	$(260)	$(2,107)	$430	$508	$(1,169)

Our net periodic post-retirement income was comprised of the following for the three and six months ended May 31:

	Three Months Ended May 31,		Six Months Ended May 31,
	2009	2008	2009	2008
	(In thousands)
Service costs incurred	$14	$25	$28	$50
Interest costs	158	158	316	316
Amortization of prior service amounts	(807)	(806)	(1,614)	(1,612)
Amortization of net actuarial loss	76	118	152	236
Net periodic post-retirement benefit income	$(559)	$(505)	$(1,118)	$(1,010)

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

For the period ended May 31, 2008, we used the two-class method for computing basic and diluted EPS amounts. For the period ended May 31, 2009, there was a single class of stock for the purposes of calculating EPS. Weighted average common shares outstanding were calculated as follows:

	Three Months Ended May 31,
	2009	2008
	Class A	Class A and Class B
	(In thousands)
Weighted average common shares outstanding:
Shares used in basic per-share calculation	63,014	62,221
Effect of dilutive securities:
Deferred stock units	52	42
Restricted shares	733	752
Options	30	71
Shares used in diluted per-share calculation	63,829	63,086

	Six Months Ended May 31,
	2009	2008
	Class A	Class A and Class B
	(In thousands)
Weighted average common shares outstanding:
Shares used in basic per-share calculation	62,916	62,097
Effect of dilutive securities:
Deferred stock units	51	40
Restricted shares	748	839
Options	33	69
Shares used in diluted per-share calculation	63,748	63,045

Share Repurchase Program

During 2006, our board of directors approved a program to reduce the dilutive effects of employee equity grants, by allowing employees to surrender shares back to the Company for a value equal to their statutory tax liability.  IHS then pays the statutory tax on behalf of the employee.  Additionally, our board of directors periodically approves additional buyback programs whereby IHS acquires shares in the open market to more fully offset the dilutive effect of our employee equity programs. During the three months ended May 31, 2009, we repurchased 37,577 shares under the tax withholding program for approximately $1.7 million, or $45.78 per share.  In the first half of 2009, we repurchased 169,052 shares under the tax withholding program for approximately $7.5 million, or $44.34 per share.  No shares were repurchased in the first half of 2009 pursuant to a share buyback program.  Since the inception of these programs, we have withheld for tax 868,446 shares of our Class A common stock for approximately $43.2 million, or $49.72 per share and we have repurchased 1,889,557 shares for approximately $94.7 million or $50.13 per share pursuant to the stock buyback program.

10.    Goodwill and Intangible Assets

The following table presents details of our intangible assets, other than goodwill, as of May 31, 2009:

	Useful Life	Gross	Accumulated Amortization	Net
	(Years)	(In thousands)
Intangible assets subject to amortization:
Information databases	5 - 15	$185,890	$(40,021)	$145,869
Customer relationships	2 - 15	73,482	(16,069)	57,413
Non-compete agreements	5	5,855	(4,702)	1,153
Developed computer software	5	21,800	(6,215)	15,585
Other	3 - 11	5,899	(4,048)	1,851
Total		292,926	(71,055)	221,871
Intangible assets not subject to amortization:
Trademarks		57,976	—	57,976
Perpetual licenses		1,211	—	1,211
Total intangible assets		$352,113	$(71,055)	$281,058

The following table presents details of our intangible assets, other than goodwill, as of November 30, 2008:

	Useful Life	Gross	Accumulated Amortization	Net
	(Years)	(In thousands)
Intangible assets subject to amortization:
Information databases	5 - 15	$176,637	$(27,770)	$148,867
Customer relationships	2 - 15	72,596	(12,346)	60,250
Non-compete agreements	5	5,851	(4,098)	1,753
Developed computer software	5	18,700	(4,344)	14,356
Other	3 - 11	5,872	(3,190)	2,682
Total		279,656	(51,748)	227,908
Intangible assets not subject to amortization:
Trademarks		56,844	—	56,844
Perpetual licenses		1,150	—	1,150
Total intangible assets		$337,650	$(51,748)	$285,902

The estimated amortization expense of intangible assets for business combinations completed as of May 31, 2009 for each of the next five years is as follows:

Year	Amount
(In thousands)
Remainder 2009	$15,577
2010	29,880
2011	28,170
2012	26,590
2013	25,163

Amortization expense of intangible assets was $8.0 million and $6.3 million for the three months ended May 31, 2009 and May 31, 2008, respectively.  Amortization expense of intangible assets was $15.8 million and $12.0 million for the six months ended May 31, 2009 and May 31, 2008, respectively

Changes in our goodwill and intangible assets from November 30, 2008 to May 31, 2009 were primarily the result of the consolidation of LRF in the first quarter of 2009 due to the obtaining of control of the joint venture and to a lesser extent by the impact of foreign currency rates.

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

No single customer accounted for 10% or more of our total revenue for the period ended May 31, 2009. There are no material inter-segment revenues for any period presented.

As shown below, certain corporate transactions are not allocated to the reportable segments. Amounts not allocated include, but are not limited to, such items as, stock-based compensation expense, net periodic pension and post-retirement benefits income, corporate-level impairments, and gain (loss) on sales of corporate assets.

	Americas	EMEA	APAC	Segment Totals	Shared Services	Consolidated Total
	(In thousands)
Three months ended May 31, 2009
Revenue	$148,631	$67,660	$18,985	$235,276	$—	$235,276
Operating income	48,047	12,746	6,518	67,311	(25,052)	42,259
Depreciation and amortization	7,727	3,346	25	11,098	538	11,636
Three months ended May 31, 2008
Revenue	$126,193	$66,726	$14,274	$207,193	$—	$207,193
Operating income	39,449	11,801	3,789	55,039	(22,223)	32,816
Depreciation and amortization	5,372	3,444	37	8,853	830	9,683

	Americas	EMEA	APAC	Segment Totals	Shared Services	Consolidated Total
	(In thousands)
Six months ended May 31, 2009
Revenue	$296,986	$136,450	$37,251	$470,687	$—	$470,687
Operating income	91,684	26,557	11,510	129,751	(49,946)	79,805
Depreciation and amortization	15,406	6,495	51	21,952	1,308	23,260
Six months ended May 31, 2008
Revenue	$247,392	$130,357	$28,221	$405,970	$—	$405,970
Operating income	78,004	22,404	7,760	108,168	(44,419)	63,749
Depreciation and amortization	10,278	6,687	72	17,037	1,469	18,506

Revenue by information domain was as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2009	2008	2009	2008
	(In thousands)
Energy revenue	$110,310	$109,646	$226,410	$219,942
Product Lifecycle revenue	73,291	72,812	143,606	141,843
Security revenue	24,831	18,893	48,155	35,765
Environment revenue	7,353	5,842	14,449	8,420
Intersection revenue	19,491	—	38,067	—
Total revenue	$235,276	$207,193	$470,687	$405,970

Revenue by product category was as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2009	2008	2009	2008
	(In thousands)
Critical Information Products revenue	$137,251	$139,248	$271,394	$269,670
Critical Information Services revenue	13,537	13,765	26,688	25,444
Insight Products revenue	67,919	37,855	133,634	72,615
Insight Services revenue	16,569	16,325	38,971	38,241
Total revenue	$235,276	$207,193	$470,687	$405,970

12.          Subsequent Event

On June 17, 2009, we acquired the remaining 49.9% of Lloyd’s Register-Fairplay from Lloyd’s Register giving us 100% ownership of LRF.  The 49.9% interest was acquired for approximately £37 million, net of cash acquired.

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

We sell our offerings primarily through subscriptions. As a result of our subscription-based business model and historically high renewal rates, we generate recurring revenue and cash flow. We generally recognize revenue from subscriptions (which are usually for one-year periods) ratably over the term of the subscription. Subscriptions are generally paid in full within one to two months after the subscription period commences. As a result, the timing of our cash flows generally precedes the recognition of revenue and income. Historically, our business has had seasonal aspects. However, with the continued organic growth in our subscription-based business model combined with several acquisitions in recent years, our seasonal aspects have diminished although our fourth quarter revenue and profit tends to be slightly higher than other quarters due to the product mix typically sold in the fourth quarter. Our first quarter also benefits from the inclusion of the results from IHS CERAWeek, an annual energy executive gathering.

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

Our consolidated financial statements are expressed in U.S. dollars, but a portion of our business is conducted in currencies other than U.S. dollars.  Approximately 50% of our revenue is transacted outside of the United States, however, only approximately 30% of our revenue is transacted in a currency other than U.S. dollars.  As a result, a strengthening U.S. dollar has a negative impact on our revenue while the impact on operating income is mitigated due to certain operating expenses denominated in currencies other than the U.S. dollar.

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

As we continue to deliver Critical Information and Insight in these four information domains, we prepare our financial reports and analyze our business across our three reportable geographic segments. As the information that our customers need to address their complex business issues continues to converge at the intersection of the information domains that we serve, we have organized our management structure to a geographic focus, the point of contact with our customers. This integrated global organization allows for our customers to do business with us by providing a cohesive, consistent, and effective sales and marketing approach in each region. By structuring our business around customers and the geographies in which they reside, we are able to tailor and expand the solutions we offer to meet the unique needs of our customers both globally and in local markets. We are also able to manage our Critical Information and Insight activities according to the best practices of each. This structure provides a solid foundation for growth in each market for all of our capabilities. It allows us an efficient method of bringing new products and services to customers, and supports growth in existing accounts and with new customers and markets.

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

Business Combination

Through our ownership of Prime Publications Limited (Prime), during the first quarter of 2009 we obtained a controlling interest in the Lloyd’s Register-Fairplay Limited (LRF) joint venture, a leading source of global maritime information.  LRF is the leading brand name in the maritime information industry providing comprehensive details of the current world merchant fleet (tankers, cargo, carrier and passenger ships) and a complete range of products and services to assist the world’s maritime community.  The investment in LRF is the primary asset of Prime.  Since our acquisition of Prime on March 3, 2008 and through the year-ended November 30, 2008, we had accounted for LRF under the equity method of accounting.  With the obtaining of the controlling interest, LRF is now consolidated within our results as of December 1, 2008. On June 17, 2009, we acquired the remaining 49.9% of Lloyd’s Register-Fairplay from Lloyd’s Register giving us 100% ownership of LRF.  The 49.9% interest was acquired for approximately £37 million, net of cash acquired.

Segment Information

	Americas	EMEA	APAC	Segment Totals	Shared Services	Consolidated Total
	(In thousands)
Three months ended May 31, 2009
Revenue	$148,631	$67,660	$18,985	$235,276	$—	$235,276
Operating income	48,047	12,746	6,518	67,311	(25,052)	42,259
Depreciation and amortization	7,727	3,346	25	11,098	538	11,636
Three months ended May 31, 2008
Revenue	$126,193	$66,726	$14,274	$207,193	$—	$207,193
Operating income	39,449	11,801	3,789	55,039	(22,223)	32,816
Depreciation and amortization	5,372	3,444	37	8,853	830	9,683

	Americas	EMEA	APAC	Segment Totals	Shared Services	Consolidated Total
	(In thousands)
Six months ended May 31, 2009
Revenue	$296,986	$136,450	$37,251	$470,687	$—	$470,687
Operating income	91,684	26,557	11,510	129,751	(49,946)	79,805
Depreciation and amortization	15,406	6,495	51	21,952	1,308	23,260
Six months ended May 31, 2008
Revenue	$247,392	$130,357	$28,221	$405,970	$—	$405,970
Operating income	78,004	22,404	7,760	108,168	(44,419)	63,749
Depreciation and amortization	10,278	6,687	72	17,037	1,469	18,506

Revenue by information domain was as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2009	2008	2009	2008
	(In thousands)
Energy revenue	$110,310	$109,646	$226,410	$219,942
Product Lifecycle revenue	73,291	72,812	143,606	141,843
Security revenue	24,831	18,893	48,155	35,765
Environment revenue	7,353	5,842	14,449	8,420
Intersection revenue	19,491	—	38,067	—
Total revenue	$235,276	$207,193	$470,687	$405,970

Revenue by product category was as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2009	2008	2009	2008
	(In thousands)
Critical Information Products revenue	$137,251	$139,248	$271,394	$269,670
Critical Information Services revenue	13,537	13,765	26,688	25,444
Insight Products revenue	67,919	37,855	133,634	72,615
Insight Services revenue	16,569	16,325	38,971	38,241
Total revenue	$235,276	$207,193	$470,687	$405,970

Three Months Ended May 31, 2009 Compared to the Three Months Ended May 31, 2008

Revenue.  Revenue was $235.3 million for the quarter ended May 31, 2009, compared to $207.2 million for the quarter ended May 31, 2008, an increase of $28.1 million or 14%. This increase was driven in part by acquisitions which contributed $35.9 million, or 17%, and organic growth which contributed $6.9 million, or 3%.   Unfavorable foreign currency rates had an adverse translation impact of $14.8 million, or 7% due to the strengthening U.S. dollar.  Moreover, the growth that we attribute to acquisitions was also negatively impacted by foreign currency translation.  When taking this into consideration, foreign exchange negatively impacted our overall revenue growth by approximately 10% in the quarter ended May 31, 2009 in comparison to the quarter ended May 31, 2008.  Lastly, the stronger U.S. dollar negatively impacted organic growth related to pricing pressures on U.S. dollar denominated revenue streams sold into non-dollar based countries.  The amount of this impact is not included in our 10% estimate as it is not possible to compute precisely.

Our subscription-based revenue accounted for 78% of our revenue in the quarter and, while growth in this area of the business is slowing, it maintained a growth rate of 10.1% over the second quarter of 2008.  This growth rate was approximately 1.5% lower sequentially from the quarter ended February 28, 2009.  Our other revenue types (consulting, transaction and other revenue) have been more greatly impacted by the current difficult economic environment.  Consulting and transaction revenue were down organically by 34% and 18%, respectively.  Revenue from other revenue types also decreased by 2% organically due to slower software sales.  Year-to-date cash-based sales of subscription products have grown over the same period prior year, however at a lower growth rate than the 10.1%.  As a result, we expect the subscription based revenue growth rates to decline moderately in the second half of 2009.  Conversely, our consulting and transaction revenue comparisons to prior year will ease in the second half of 2009 as we experienced lower revenue levels in these areas in the second half of 2008.

Revenue for our Americas segment was $148.6 million for the quarter ended May 31, 2009, compared to $126.2 million for the quarter ended May 31, 2008, an increase of $22.4 million or 18%. This increase was driven primarily by acquisitions which added $20.6 million and organic growth which contributed $5.9 million, or 5% which was in line with overall company growth and was driven by growth in certain subscription products. Unfavorable foreign currency rates impacted revenue by $4.0 million.

Revenue for our EMEA segment was $67.7 million for the quarter ended May 31, 2009, compared to $66.7 million for the quarter ended May 31, 2008, an increase of $1.0 million or 1%. This increase was driven primarily by acquisitions which contributed $11.9 million and partially offset by unfavorable foreign currency rates adversely impacted revenue by $9.7 million.  Organic revenue decreased by $1.2 million.  The organic decrease was due primarily the fact that the EMEA region contains a higher percentage of consulting revenue which experienced lower growth rates.

Revenue for our APAC segment was $19.0 million for the quarter ended May 31, 2009, compared to $14.3 million for quarter ended May 31, 2008, an increase of $4.7 million or 33%. This increase was driven in part by acquisitions which contributed $3.4 million, or 24% and organic growth which contributed $2.3 million, or 16%.  The organic increase was due primarily to the fact that the APAC region contains a higher percentage of subscription  revenue which experienced higher growth rates.  Unfavorable foreign currency rates adversely impacted revenue by $1.0 million.

Revenue for the Energy domain was $110.3 million for the quarter ended May 31, 2009, an increase of $0.7 million, or 1% over the quarter ended May 31, 2008. This growth was primarily due to an increase in the subscription-based sales which was partially offset by the impact of unfavorable foreign currency rates and a decrease in consulting revenue.  Product Lifecycle domain revenue was $73.3 million for the quarter ended May 31, 2009, an increase of $0.5 million, or 1% over the quarter ended May 31, 2008 which was primarily due to acquisitions, partially offset by the impact of unfavorable foreign currency rates.  Revenue for the Security domain was $24.8 million for the quarter ended May 31, 2009, an increase of $5.9 million, or 31% over the quarter ended May 31, 2008 primarily the result of acquisitions. Environment domain revenue was $7.4 million for the quarter ended May 31, 2009, an increase of $1.5 million, or 26% due to increases in subscription-based products. Intersection revenue, which includes offerings that intersect multiple domains, was $19.5 million in the second quarter of 2009 and was entirely attributable to acquisitions.

Cost of Revenue.  Cost of revenue was $97.9 million for the quarter ended May 31, 2009, compared to $93.2 million for the quarter ended May 31, 2008, an increase of $4.7 million or 5%. As a percentage of revenue, cost of revenue improved to 41.6% from 45.0%. Cost of revenue as a percentage of revenue within our Americas segment improved to 40.1% from 42.8% resulting from increased sales of our subscription products which have a relatively fixed-cost base. This was partially offset by higher Insight service revenues which have lower margins.  Cost of revenue as a percentage of revenue within our EMEA segment improved to 44.5% from 47.5%.  Cost of revenue as a percentage of revenue within our APAC segment improved to 36.2% from 44.0%.  These improvements were principally due to an increase in higher margin Insight products combined with a decrease in lower margin services and the impact of foreign currency fluctuations which have a more dramatic impact on revenue than they do cost of revenue resulting in margin improvement.  In addition, the restructuring in the third quarter of 2008 reduced costs of revenue in the Americas and EMEA segments.

Selling, General and Administrative Expenses.  Selling, general and administrative (SG&A) expenses were $82.6 million for the quarter ended May 31, 2009, compared to $72.9 million for the quarter ended May 31, 2008, an increase of $9.7 million or 13%. Stock-based compensation expense included in SG&A increased $4.2 million to $14.2 million. Excluding stock-based compensation, organic SG&A decreased by $1.9 million as we continue to carefully control operating costs which was partially offset by increased spending related to our quote-to-cash system implementation and other initiatives. Acquisitions contributed $11.9 million of the increase. Foreign currency movements decreased SG&A by $4.6 million. As a percentage of revenue and excluding stock-based compensation expense, SG&A decreased from 30.4% for the second quarter of 2008 to 29.1% for the second quarter of 2009.

Depreciation and Amortization Expenses.  Depreciation and amortization expenses were $11.6 million for the quarter ended May 31, 2009, compared to $9.7 million for the quarter ended May 31, 2008, an increase of $1.9 million or 20%. The increase was primarily due to acquisitions made within the last year.

Operating Income.  Operating income was $42.3 million for the quarter ended May 31, 2009, compared to $32.8 million for the quarter ended May 31, 2008, an increase of $9.5 million or 29%. As a percentage of revenue, operating income increased to 18.0% for the quarter ended May 31, 2009 from 15.8% for the quarter ended May 31, 2008.

Operating income for our Americas segment was $48.0 million for the quarter ended May 31, 2009, compared to $39.4 million for the quarter ended May 31, 2008, an increase of $8.6 million or 22%. The increase was principally due to the additional revenue discussed above coupled with our ability to leverage a relatively fixed-cost structure with our subscriptions-based products.  As a percentage of revenue, Americas operating income increased to 32.3% from 31.3% in the second quarter of 2008.

Operating income for our EMEA segment was $12.7 million for the quarter ended May 31, 2009, compared to $11.8 million for the quarter ended May 31, 2008, an increase of $0.9 million or 8%. As a percentage of revenue, EMEA operating income increased to 18.8% for the quarter ended May 31, 2009 compared to 17.7% for the quarter ended May 31, 2008.  These increases are primarily due to the higher growth in higher margin subscription products in 2009 and decreases in lower margin service offerings along with the impact of foreign currency rates at the Operating Income level.

Operating income for our APAC segment was $6.5 million for the quarter ended May 31, 2009, compared to $3.8 million for the quarter ended May 31, 2008, an increase of $2.7 million or 72%. Operating income increased due to the increase in sales. As a percentage of revenue, APAC operating income improved to 34.3% for the quarter ended May 31, 2009 from 26.5% for the quarter ended May 31, 2008.  This increase was due to the mix of products sold with higher growth of higher margin Insight products in the second quarter of 2009.

Operating expenses for our shared services were $25.1 million for the quarter ended May 31, 2009, compared to $22.2 million for the quarter ended May 31, 2008, an increase of $2.9 million or 13%. As a percentage of revenue, operating expenses for our shared services was 10.6% for the quarter ended May 31, 2009 compared to 10.7% for the quarter ended May 31, 2008.

Provision for Income Taxes.  Our effective tax rate for the period ended May 31, 2009 was 21.2%, compared to 31.9% for the period ended May 31, 2008.  The 2009 rate reflects the impact of our internal legal entity reorganization within EMEA that occurred in the third quarter of 2008 as well as discrete period tax benefits recognized from the successful outcome of a French tax appeal and a favorable UK tax ruling in the second quarter of 2009.

Six Months Ended May 31, 2009 Compared to the Six Months Ended May 31, 2008

Revenue.  Revenue was $470.7 million for the six months ended May 31, 2009, compared to $406.0 million for the six months ended May 31, 2008, an increase of $64.7 million or 16%. This increase was driven in part by acquisitions which contributed $75.5 million, or 19%, and organic growth which contributed $18.4 million, or 4.5%.  Unfavorable foreign currency rates had an adverse translation impact of $29.2 million, or 7% due to the strengthening U.S. dollar.  Moreover, the growth that we attribute to acquisitions was also negatively impacted by foreign currency translation.  When taking this into consideration, foreign exchange negatively impacted our overall revenue growth by approximately 10% in the first two quarters of 2009 in comparison to the first two quarters of 2008.  Lastly, the stronger U.S. dollar negatively impacted organic growth related to pricing pressures on U.S. dollar denominated revenue streams sold into non-dollar based countries.  The amount of this impact is not included in our 10% estimate as it is not possible to compute precisely.

Our subscription based revenue accounted for 77% of our revenue in the quarter and, while growth in this area of the business is slowing, it maintained a 10.8% growth rate over the first half of 2008.   Our other revenue types (consulting, transaction and other revenue) have been more greatly impacted by the current economic environment.  Transaction and consulting revenue were down organically by 19% and 33%, respectively.  These decreases were partially offset by organic growth in other revenue of 3%.  Year-to-date cash-based sales of subscription products have grown over the same period prior year, however at a lower growth rate than the 10.8%.  As a result, we expect the subscription based revenue growth rates to decline moderately in the second half of 2009.  Conversely, our consulting and transaction revenue comparisons to prior year will ease in the second half of 2009 as we experienced lower revenue levels in these areas in the second half of 2008.

Revenue for our Americas segment was $297.0 million for the six months ended May 31, 2009, compared to $247.4 million for the same period of 2008, an increase of $49.6 million or 20%. This increase was driven primarily by acquisitions which added $42.5 million and organic growth which contributed $15.1 million or 6% which was in line with overall company growth and was driven by growth in certain subscription products. Unfavorable foreign currency rates impacted revenue by $8.0 million.

Revenue for our EMEA segment was $136.5 million for the six months ended May 31, 2009, compared to $130.4 million for the six months ended May 31, 2008, an increase of $6.1 million or 5%. This increase was driven primarily by acquisitions which contributed $26.7 million.  Organic revenue decreased by $1.2 million due to slowing consulting revenue. Unfavorable foreign currency rates impacted revenue by $19.4 million

Revenue for our APAC segment was $37.3 million for the six months ended May 31, 2009, compared to $28.2 million for the six months ended May 31, 2008, an increase of $9.1 million or 32%. This increase was driven in part by acquisitions which contributed $6.4 million and organic growth which contributed $4.4 million. The organic increase was due primarily to a the fact that the APAC region contains a higher percentage of subscription revenue which experienced higher growth rates.   Unfavorable foreign currency rates adversely impacted revenue by $1.8 million.

Revenue for the Energy domain was $226.4 million for the six months ended May 31, 2009, an increase of $6.5 million, or 3% over the same period in 2008. This growth was primarily due to an increase in the subscription-based sales which was partially offset by unfavorable foreign currency rates and a decrease in consulting revenue.  Product Lifecycle domain revenue was $143.6 million for the six months ended May 31, 2009, an increase of $1.8 million, or 1% over the six months ended May 31, 2008. Revenue for the

Security domain was $48.2 million for the first two quarters of  2009, an increase of $12.4 million over the same period in 2008. Environment domain revenue was $14.4 million for the six months ended May 31, 2009 compared to $8.4 million for the six months ended May 31, 2008.  The increase was primarily from acquisitions. Intersection revenue, which includes product lines that intersect multiple domains, was $38.1 million in the first half of 2009 and was entirely attributable to acquisitions.

Cost of Revenue.  Cost of revenue was $200.8 million for the six months ended May 31, 2009, compared to $182.3 million for the six months ended May 31, 2008, an increase of $18.5 million or 10%. As a percentage of revenue, cost of revenue improved to 42.7% from 44.9%. Cost of revenue as a percentage of revenue within our Americas segment improved to 41.2% from 42.8% resulting from increased sales in our subscription based products which have a relatively fixed-cost base. Cost of revenue as a percentage of revenue within our EMEA segment improved to 45.4% from 47.9%.  Cost of revenue as a percentage of revenue within our APAC segment improved to 37.9% from 42.7%.  These decreases were principally due to an increase in higher margin subscription based products combined with a decrease in lower margin services and the impact of foreign currency fluctuations which have a more dramatic impact on revenue than they do cost of revenue.

Selling, General and Administrative Expenses.  Selling, general and administrative (SG&A) expenses were $169.1 million for the first half of 2009, compared to $144.8 million for the first half of 2008, an increase of $24.3 million or 17%. Stock-based compensation expense included in SG&A increased $7.6 million to $30.0 million. Excluding stock-based compensation, organic SG&A growth was $1.0 million as we incurred costs related to our quote-to-cash system implementation and other initiatives. Acquisitions contributed $25.2 million of the increase. Foreign currency movements decreased SG&A by $9.5 million. As a percentage of revenue and excluding stock-based compensation expense, SG&A decreased to 29.5% for the first half of 2009 compared to 30.2% for the first half of 2008.

Depreciation and Amortization Expenses.  Depreciation and amortization expenses were $23.3 million for the six months ended May 31, 2009, compared to $18.5 million for the six months ended May 31, 2008, an increase of $4.8 million or 26%. The increase was primarily due to acquisitions made within the last year.

Operating Income.  Operating income was $79.8 million for the six months ended May 31, 2009, compared to $63.7 million for the six months ended May 31, 2008, an increase of $16.1 million or 25%. As a percentage of revenue, operating income increased to 17.0% for the first half of 2009 from 15.7% for the same period of 2008.

Operating income for our Americas segment was $91.7 million for the six months ended May 31, 2009, compared to $78.0 million for the six months ended May 31, 2008, an increase of $13.7 million or 18%. The increase was principally due to the additional revenue discussed above coupled with our ability to leverage a relatively fixed-cost structure with our subscriptions-based products.  As a percentage of revenue, Americas operating income decreased to 30.9% from 31.5% in the first half of 2008 primarily due to an increase in amortization.

Operating income for our EMEA segment was $26.6 million for the six months ended May 31, 2009, compared to $22.4 million for the six months ended May 31, 2008, an increase of $4.2 million or 19%. As a percentage of revenue, EMEA operating income increased to 19.5% for the six months ended May 31, 2009 compared to 17.2% for the six months ended May 31, 2008.  These increases are primarily due to the higher growth in higher margin subscription products in 2009 and decreases in lower margin service offerings along with the impact of foreign currency rates at the Operating Income level.

Operating income for our APAC segment was $11.5 million for the first half of 2009, compared to $7.8 million for the same period of 2008, an increase of $3.7 million or 48%. Operating income increased due to the increase in sales. As a percentage of revenue, APAC operating income increased to 30.9% for the six months ended May 31, 2009 from 27.5% for the six months ended May 31, 2008.  This increase was due to the mix of products sold with higher growth of higher margin Critical Information products in 2009.

Operating expenses for our shared services were $49.9 million for the six months ended May 31, 2009, compared to $44.4 million for the six months ended May 31, 2008, an increase of $5.5 million or 12%. As a percentage of revenue, operating expenses for our shared services was 10.6% for the first six months of 2009 compared to 10.9% for the first six months of 2008.

Provision for Income Taxes.  Our effective tax rate for the six months ended May 31, 2009 was 22.6%, compared to 32.5% for the six months ended May 31, 2008.  The 2009 rate reflects the impact of our internal legal entity reorganization within EMEA that occurred in the third quarter of 2008 as well as discrete period tax benefits recognized from the successful outcome of a French tax appeal and a favorable UK tax ruling in the second quarter of 2009.

Financial Condition

Accounts Receivable.  Accounts receivable has decreased by $20.4 million, or 10%, to $187.4 million compared to $207.8 million as of November 30, 2008.  The decrease is attributable primarily to the seasonality of billings which was partially offset by a slight deterioration in our accounts receivable aging.

Accrued Compensation.  Accrued compensation was $28.2 million as of May 31, 2009, compared to $39.1 million as of November 30, 2008, a decrease of $10.9 million or 28%. The decrease was primarily attributable to disbursement of annual incentive bonuses during the first quarter partially offset by the accruals made for the 2009 bonus plan through May 31, 2009.

Deferred Revenue. Deferred revenue was $333.7 million as of May 31, 2009, compared to $288.1 million as of November 30, 2008, an increase of $45.6 million or 16%. The increase was primarily attributable to the timing of annual billings as well as both organic and acquisition related growth.  Organic deferred revenue increased 7% as of May 31, 2009 compared to May 31, 2008.

Liquidity and Capital Resources

As of May 31, 2009, we had cash and cash equivalents of $172.3 million and $115.1 million of debt. We have generated strong cash flows from operations over the last few years. As a result of these factors, as well as the remaining availability of funds under our $385.0 million credit facility, we believe we will have sufficient cash to meet our working capital and capital expenditure needs.

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

Share Repurchase Program

During 2006, our board of directors approved a program to reduce the dilutive effects of employee equity grants, by allowing employees to surrender shares back to the company for a value equal to their statutory tax liability.  IHS then pays the statutory tax on behalf of the employee.  Additionally, our board of directors periodically approves additional buyback programs whereby IHS acquires shares in the open market to more fully offset the dilutive effect of our employee equity programs. During the three months ended May 31, 2009, we repurchased 37,577 shares under the tax withholding program for approximately $1.7 million, or $45.78 per share.  In the first half of 2009, we repurchased 169,052 shares under the tax withholding program for approximately $7.5 million, or $44.34 per share.  No shares were repurchased in the first half of 2009 pursuant to a share buyback program.  Since the inception of these programs, we have withheld for tax 868,446 shares of our Class A common stock for approximately $43.2 million, or $49.72 per share and we have repurchased 1,889,557 shares for approximately $94.7 million or $50.13 per share pursuant to the stock buyback program.

Cash Flows

Net cash provided by operating activities was $116.3 million for the six months ended May 31, 2009, compared to $95.0 million for the six months ended May 31, 2008, an increase of $21.3 million. The increase was principally due to our business growing profitably year over year.   Additionally, bonus payments were slightly less in the first quarter of 2009 compared to the same period in 2008 and we made lower tax payments in 2009. Our subscription-based business model typically generates a high rate of cash flow and is aided by the following:

•	positive working capital characteristics that do not generally require substantial working capital increases to support our growth;

•	a cash-for-tax rate that continues to trend lower than our effective tax rate; and

•	our well-capitalized balance sheet.

The positive cash flow impact of our growing business in the first half of 2009 was partially offset by an increase in capital expenditures related to new office space build out in our Canada facility and the outflow of cash related to our rationalization efforts that occurred at IHS Global Insight.

Net cash used in investing activities was approximately $4.2 million for the six months ended May 31, 2009, compared to $128.2 million for the six months ended May 31, 2008. The change is driven primarily by acquisitions in the first half of 2008.

Net cash provided by financing activities was $19.5 million for the six months ended May 31, 2009 compared to a use of $11.3 million for the six months ended May 31, 2008.  Net borrowings from the credit facility were $28.0 million in the first half of 2009 which were partially offset by the net repayment of a portion of the notes due to the sellers of Prime of $9.3 million.

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

As of May 31, 2009, we were in compliance with all of the covenants in the agreement and had $108.0 million of outstanding borrowings with an annual interest rate of 0.94%.  This debt is classified as long-term debt as of May 31, 2009 as we have the ability and intent to maintain this balance beyond twelve months.  In addition, we had outstanding letters of credit totaling approximately $1.3 million as of May 31, 2009.

As of May 31, 2009, we also had $7.1 million of non-interest bearing notes that were issued to the sellers of Prime. These notes are due upon demand and are therefore recorded in “Short-term Debt” in the accompanying Condensed Consolidated Balance Sheets.

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

For information regarding our exposure to certain market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2008 Form 10-K. There were no material changes to our market risk exposure during the first six months of fiscal 2009.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of IHS Inc. was held on May 14, 2009.

 Election of Directors. The shareholders of IHS elected each of the director nominees proposed by our Board of Directors to serve until the 2012 Annual Meeting of Shareholders or until his successor is duly elected and qualified.  The following is a breakdown of the voting results:

DIRECTOR	VOTES FOR	VOTES WITHHELD
Ruann F. Ernst	57,942,614	144,412
Christoph v. Grolman	57,913,004	174,022
Richard W. Roedel	56,670,763	1,416,263

Appointment of Ernst & Young LLP as Independent Auditor.  The shareholders of  IHS ratified the appointment of Ernst & Young LLP as the Corporation’s independent auditor.  The following is a breakdown of the voting results:

VOTES FOR	VOTES AGAINST	ABSTAIN	NON VOTES
56,506,364	1,560,596	20,066	0

Tabulation of Voting Results.  The voting results include all shares of Class A Common Stock eligible to vote as of the record date.  As previously disclosed, during 2008, all shares of Class B Common Stock were converted to Class A common stock and there is no longer any Class B Common Stock outstanding.

Item 5.  Other Information.

None.

Item 6.    Exhibits

(a)   Index of Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation
3.2*	Amended and Restated By-L-laws
31.1*	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act.
31.2*	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                 Filed electronically herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 24, 2009.

IHS INC.

By:	/s/ Heather Matzke-Hamlin
	Name:	Heather Matzke-Hamlin
	Title:	Senior Vice President and Chief Accounting Officer