Form 10-K/A
period 2008-11-30
IHS Inc.
filed 2009-07-31
CIK 1316360

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ YES  ☐ NO

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) .  ☐ YES  ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ YES  ☒ NO

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the closing price for the Common Stock as reported on the New York Stock Exchange composite tape on the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $           million. All executive officers, directors, and holders of 5% or more of the outstanding Common Stock of the registrant have been deemed, solely for purposes of the foregoing calculation, to be “affiliates” of the registrant.

As of December 31, 2008, there were 62,798,001 shares of the registrant’s Class A Common Stock outstanding.

Explanatory Note

IHS Inc. (the Registrant) is filing this amendment to our Annual Report on Form 10-K for the year ended November 30, 2008 (the Form 10-K), filed with the U.S. Securities and Exchange Commission on January 23, 2009, solely to (i) correct a typographical error on the cover page that indicated 64,798,001 shares outstanding instead of 62,798,001 shares outstanding on December 31, 2008; and (ii) correct typographical errors contained on the power of attorney filed as Exhibit 24 to the Registrant’s Form 10-K filed on January 23, 2009.  As originally filed, the power of attorney inadvertently omitted the proper markings to reflect the conformed signature of each member of the registrant’s board of directors.  Each member of the board of directors did execute the power of attorney prior to filing the original Form 10-K, as reflected in the amended exhibit.

This amendment should be read in conjunction with the original Form 10-K, which continues to speak as of the date that the original Form 10-K was filed.  Except as specifically noted above, this amendment does not modify or update any disclosures in the original Form 10-K.  Accordingly, this amendment does not reflect events occurring after the filing of the original Form 10-K or modify or update any disclosures that may have been affected by subsequent events.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(b)                                 Index of Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description

24*	Power of Attorney

31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*                                         Filed electronically herewith.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 28, 2009.

IHS INC.

By:	/s/ HEATHER MATZKE-HAMLIN
	Name:	Heather Matzke-Hamlin
	Title:	Senior Vice President and Chief Accounting Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on July 28, 2009.

Signature	Title

/s/ JERRE L. STEAD	Chairman and Chief Executive Officer (Principal
Jerre L. Stead	Executive Officer)

/s/ MICHAEL J. SULLIVAN	Executive Vice President and Chief Financial Officer
Michael J. Sullivan	(Principal Financial Officer)

/s/ HEATHER MATZKE-HAMLIN	Senior Vice President and Chief Accounting Officer
Heather Matzke-Hamlin	(Principal Accounting Officer)

*	Director
C. Michael Armstrong

*	Director
Steven A. Denning

*	Director
Ruann F. Ernst

*	Director
Brian H. Hall

*	Director
Roger Holtback

*	Director
Balakrishnan S. Iyer

*	Director
Michael Klein

*	Director
Richard W. Roedel

*	Director
Christoph v. Grolman

*By:	/s/ STEPHEN GREEN
Stephen Green
Attorney-in-Fact

3