Form 10-Q/A
period 2009-02-28
IHS Inc.
filed 2009-07-31
CIK 1316360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

IHS Inc. (the Registrant) is filing this amendment to our Quarterly Report on Form 10-Q for the quarter ended February 28, 2009, filed with the U.S. Securities and Exchange Commission on June 24, 2009, solely to amend Item 4 of Part I, Exhibit 31.1, and Exhibit 31.2 in response to an SEC comment letter dated July 7, 2009.

The details of the amendments are as follows:

1.     Item 4 of Part I: Control and Procedures has been restated in its entirety to expressly tie our conclusions regarding disclosure controls and procedures with Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

2.     In both Exhibit 31.1 and Exhibit 31.2, the Section 302 certifications have been restated in their entirety to (i) omit the title of each certifying officer in the introductory paragraph of each exhibit and (ii) add to Paragraph 4 introductory language regarding internal control over financial reporting.

This amendment should be read in conjunction with the original Form 10-Q, which continues to speak as of the date that the original Form 10-Q was filed.  Except as specifically noted above, this amendment does not modify or update any disclosures in the original Form 10-Q.  Accordingly, this amendment does not reflect events occurring after the filing of the original Form 10-Q or modify or update any disclosures that may have been affected by subsequent events.

PART I—FINANCIAL INFORMATION

Item 4.    Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are effective to ensure that information required to be disclosed in the reports required to be filed or submitted under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

PART II—OTHER INFORMATION

Item 6.    Exhibits

(a)          Index of Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description
31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act
31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act

*                 Filed electronically herewith.

2

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 28, 2009.

IHS INC.

By:	/s/ Heather Matzke-Hamlin
	Name:	Heather Matzke-Hamlin
	Title:	Senior Vice President and Chief Accounting Officer

3