Form 10-Q/A
period 2009-05-31
IHS Inc.
filed 2009-07-31
CIK 1316360

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

Explanatory Note

IHS Inc. (the Registrant) is filing this amendment to our Quarterly Report on Form 10-Q for the quarter ended May 31, 2009, filed with the U.S. Securities and Exchange Commission on March 25, 2009, solely to amend Item 4 of Part I, Exhibit 31.1, and Exhibit 31.2 in response to an SEC comment letter dated July 7, 2009.

The details of the amendments are as follows:

1.               Item 4 of Part I: Control and Procedures has been restated in its entirety to expressly tie our conclusions regarding disclosure controls and procedures with Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

2.               In both Exhibit 31.1 and Exhibit 31.2, the Section 302 certifications have been revised to omit the title of each certifying officer in the introductory paragraph of each exhibit.

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