Form 10-Q
period 2009-08-31
IHS Inc.
filed 2009-09-24
CIK 1316360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

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

As of August 31, 2009, there were 63,247,630 shares of our Class A Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IHS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	As of August 31, 2009	As of November 30, 2008
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$118,471	$31,040
Accounts receivable, net	167,190	207,815
Deferred subscription costs	35,682	35,948
Deferred income taxes	28,317	28,801
Other	15,885	14,213
Total current assets	365,545	317,817
Non-current assets:
Property and equipment, net	68,910	59,578
Equity investments in joint venture	—	56,139
Intangible assets, net	294,761	285,902
Goodwill, net	828,375	705,077
Prepaid pension asset	11,533	8,768
Other	3,082	2,899
Total non-current assets	1,206,661	1,118,363
Total assets	$1,572,206	$1,436,180
Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$77,274	$96,020
Accounts payable	20,002	35,084
Accrued compensation	30,500	39,083
Accrued royalties	13,925	24,769
Other accrued expenses	42,746	58,831
Income tax payable	4,200	3,994
Deferred subscription revenue	309,750	288,145
Total current liabilities	498,397	545,926
Accrued pension liability	7,066	6,778
Long-term debt	—	—
Accrued post-retirement benefits	6,577	8,852
Deferred income taxes	76,497	65,749
Other liabilities	11,714	7,820
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.01 par value per share, 80,000,000 shares authorized, 64,745,908 and 64,090,207 shares issued, 63,247,630 and 62,802,179 shares outstanding at August 31, 2009 and November 30, 2008, respectively	647	641
Additional paid-in capital	459,821	408,007
Treasury stock, at cost: 1,498,278 and 1,288,028 shares at August 31, 2009 and November 30, 2008, respectively	(74,154)	(64,632)
Retained earnings	677,983	584,219
Accumulated other comprehensive loss	(92,342)	(127,180)
Total stockholders’ equity	971,955	801,055
Total liabilities and stockholders’ equity	$1,572,206	$1,436,180

See accompanying notes.

IHS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per-share amounts)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2009	2008	2009	2008
	(Unaudited)
Revenue:
Products	$213,505	$182,032	$618,533	$524,317
Services	25,980	25,402	91,639	89,087
Total revenue	239,485	207,434	710,172	613,404
Operating expenses:
Cost of revenue:
Products	87,078	74,700	251,771	216,502
Services	14,670	16,641	50,808	57,179
Total cost of revenue (includes stock-based compensation expense of $450, $391, $1,910 and $1,078 for the three and nine months ended August 31, 2009 and 2008, respectively)	101,748	91,341	302,579	273,681
Selling, general and administrative (includes stock-based compensation expense of $12,371; $9,961; $42,352 and $32,352 for the three and nine months ended August 31, 2009 and 2008, respectively)	79,369	73,036	248,423	217,845
Depreciation and amortization	12,771	9,675	36,031	28,181
Restructuring charge (credit)	—	12,479	(416)	12,479
Gain on sales of assets	—	—	—	(119)
Net periodic pension and post-retirement benefits	(679)	(1,082)	(2,057)	(3,261)
Other expense (income), net	60	(2,106)	(409)	(3,242)
Total operating expenses	193,269	183,343	584,151	525,564
Operating income	46,216	24,091	126,021	87,840
Interest income	219	754	782	2,668
Interest expense	(416)	(363)	(1,677)	(1,342)
Non-operating (loss) income, net	(197)	391	(895)	1,326
Income from continuing operations before income taxes, equity investments and minority interests	46,019	24,482	125,126	89,166
Provision for income taxes	(11,313)	(4,585)	(29,218)	(25,609)
Income from continuing operations before equity investments and minority interests	34,706	19,897	95,908	63,557
Income from equity investment	—	1,169	—	2,213
Minority interests	—	(42)	(2,144)	(57)
Net income	$34,706	$21,024	$93,764	$65,713
Net income per share:
Basic (Class A common stock for 2009; Class A and Class B common stock for 2008*)	$0.55	$0.34	$1.49	$1.06
Diluted (Class A common stock for 2009; Class A and Class B common stock for 2008*)	$0.54	$0.33	$1.47	$1.04
Weighted average shares:
Basic (Class A common stock for 2009; Class A and Class B common stock for 2008*)	63,160	61,892	62,998	62,028
Diluted (Class A common stock for 2009; Class A and Class B common stock for 2008*)	64,024	62,770	63,837	62,947

*Note that in September 2008, the holder of the Class B common stock elected to convert these shares one-for-one to Class A common stock, after which no shares of Class B common stock were outstanding.

See accompanying notes.

IHS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended August 31,
	2009	2008
	(Unaudited)
Operating activities
Net income	$93,764	$65,713
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	36,031	28,181
Stock-based compensation expense	44,262	33,430
Gain on sales of assets, net	—	(119)
Impairment of assets	—	323
Excess tax benefit from stock-based compensation	(9,796)	(1,509)
Distributions from equity-method investment	—	2,603
Non-cash net periodic pension and post-retirement benefits	(3,004)	(4,685)
Undistributed earnings of equity-method investments, net	—	(2,213)
Minority interests	497	57
Deferred income taxes	11,380	2,082
Change in assets and liabilities:
Accounts receivable, net	50,793	24,555
Other current assets	1,541	(2,881)
Accounts payable	(18,196)	(15,437)
Accrued expenses	(36,036)	(16,503)
Income taxes	(1,308)	(2,615)
Deferred subscription revenue	2,038	26,501
Other liabilities	733	617
Net cash provided by operating activities	172,699	138,100
Investing activities
Capital expenditures on property and equipment	(17,872)	(8,155)
Acquisitions/consolidation of businesses, net of cash acquired	(62,985)	(130,878)
Intangible assets acquired	—	(4,000)
Change in other assets	818	(5,721)
Settlements of forward contracts	952	—
Sales and maturities of investments	—	10,500
Proceeds from sales of assets	—	140
Net cash used in investing activities	(79,087)	(138,114)
Financing activities
Proceeds from borrowings	94,000	50,000
Repayment of borrowings	(113,266)	(53,099)
Excess tax benefit from stock-based compensation	9,796	1,509
Proceeds from the exercise of employee stock options	2,044	—
Repurchases of common stock	(9,522)	(56,886)
Net cash used in financing activities	(16,948)	(58,476)
Foreign exchange impact on cash balance	10,767	(2,515)
Net increase (decrease) in cash and cash equivalents	87,431	(61,005)
Cash and cash equivalents at the beginning of the period	31,040	148,484
Cash and cash equivalents at the end of the period	$118,471	$87,479

See accompanying notes.

IHS INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Shares of Class A Common Stock	Class A Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance at November 30, 2008	62,802	$641	$408,007	$(64,632)	$584,219	$(127,180)	$801,055
Stock-based award activity	446	6	45,197	(9,522)	—	—	35,681
Excess tax benefit on vested shares	—	—	6,617	—	—	—	6,617
Net income	—	—	—	—	93,764	—	93,764
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	34,838	34,838
Comprehensive income, net of tax	—	—	—	—	—	—	128,602
Balance at August 31, 2009	63,248	$647	$459,821	$(74,154)	$677,983	$(92,342)	$971,955

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

Consolidation Policy

The consolidated financial statements include the accounts of all wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in unconsolidated affiliated companies are accounted for under the equity method and are included in “Equity Investments in Joint Venture” in the accompanying Condensed Consolidated Balance Sheets. We generally utilize the equity method of accounting when we have a non-controlling ownership interest of between 20% and 50% in an entity, provided we are able to exercise significant influence over the investee’s operations.  See Note 2 for discussion related to the consolidation of Lloyd’s Register-Fairplay joint venture that was effective December 1, 2008 and the subsequent acquisition of the remaining interest in the joint venture effective June 17, 2009.

Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The accompanying condensed consolidated financial statements include our accounts and the accounts of our majority-owned domestic and foreign subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended November 30, 2008.  The results of operations for the three and nine months ended August 31, 2009, are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

The year-end condensed consolidated balance sheet data was derived from the audited November 30, 2008, balance sheet.

Results Subject to Seasonal Variations

Historically, our business has had seasonal aspects. However, with the continued organic growth in our subscription-based business model relative to other revenue streams combined with several acquisitions in recent years, our seasonal aspects have diminished. Our first quarter has historically benefited from the inclusion of the results from CERAWeek, an annual energy executive gathering.  CERAWeek is scheduled for our second quarter in 2010.

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

Our effective tax rate for the first three quarters of 2009 was 23.4% compared to 28.7% for the prior year period.  The 2009 rate reflects a full year of beneficial impact of the internal legal entity reorganization within EMEA completed in the third quarter of 2008 as well as benefits recognized from the successful outcome of tax rulings in certain jurisdictions.

As of August 31, 2009, the total amount of unrecognized tax benefits was $1.5 million, of which less than $0.1 million related to interest. The $0.2 million decrease in unrecognized tax benefits during the first nine months of 2009 was primarily attributable to the release of reserves during the third quarter of 2009 due to the expiration of audit statutes.

We are subject to taxation and file income tax returns in the U.S. and in many foreign jurisdictions. For U.S. federal and Swiss income tax purposes, all years prior to 2006 are effectively closed. For United Kingdom income tax purposes, all years prior to 2006 are effectively closed.  For Canadian income tax purposes, years prior to 2005 are closed.

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

Evaluation of Subsequent Events

We have evaluated subsequent events through September 24, 2009, the date the financial statements were issued.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141(R), Business Combinations (SFAS No. 141(R)) and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51  (SFAS No. 160). These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS Nos. 141(R) and 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Thus, we are required to adopt these standards on December 1, 2009, the first day of our 2010 fiscal year. Earlier adoption is prohibited. We will adopt SFAS No. 141(R) and SFAS No. 160 in the first quarter of fiscal 2010 and we do not expect the adoption will have a material effect on our consolidated financial position or results of operations.

In April 2009, the FASB issued FASB Staff Position (FSP) SFAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP 141(R)-1), to amend and clarify the initial recognition and measurement, subsequent measurement and accounting, and related disclosures arising from contingencies in a business combination under SFAS 141(R). Under the new guidance, assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value can not be determined, companies should typically account for the acquired contingencies using existing guidance. We will adopt FSP 141(R)-1 along with SFAS 141(R) in the first quarter of fiscal 2010 and we do not expect the adoption will have a material effect on our consolidated financial position or results of operations.

In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 provides:

•      The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements;

•      The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and

•      The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. We prospectively adopted SFAS 165 as of September 1, 2009. We are deemed a public entity under SFAS 165; hence, the company evaluates subsequent events through the date the financial statements are issued.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (SFAS No. 166), which results in the removal of the concept of a qualifying special-purpose entity.  SFAS No. 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009.  We do not expect the adoption will have a material effect on our consolidated financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which addresses the effects of eliminating the qualifying special-purpose entity. SFAS No. 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009,  We do not expect the adoption will have a material effect on our consolidated financial position or results of operations.

In June 2009, the FASB issued SFAS Statement No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (SFAS 168). SFAS 168 establishes the FASB Accounting Standards CodificationTM (Codification) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification is deemed non-authoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. Amendments to the Codification are made by issuing a “FASB Accounting Standards Update” that will display an issue date expressed as the year with number sequence. The adoption of this standard and the codification is not expected to have a material effect on our consolidated financial position or results of operations.

2.     Business Combination

On March 3, 2008, we acquired Prime Publications Limited (Prime), which owned a 50% interest in the Lloyd’s Register-Fairplay Limited (LRF) joint venture, a leading source of global maritime information.  LRF is the pre-eminent brand name in the maritime information industry and the only organization that provides comprehensive details of the current world merchant fleet (tankers, cargo, carrier and passenger ships) and a complete range of products and services to assist the world’s maritime community.  The investment in LRF was the primary asset of Prime.  IHS accounted for the joint venture under the equity method of accounting from March 2008 through November 30, 2008.  As of December 1, 2008, we obtained an additional 0.1%, bringing us to a 50.1% controlling interest in the joint venture and accordingly began consolidating LRF within our results.  On June 17, 2009, we acquired the remaining 49.9% of LRF from Lloyd’s Register giving us 100% ownership of LRF.  The remaining 49.9% interest was acquired for approximately $64.0 million.

The impact of consolidating our controlling interest in LRF as of December 1, 2008 and the subsequent acquisition of the remaining interest in the joint venture effective June 17, 2009 was as follows (previously the December 1, 2008 individual assets net of liabilities were classified within the equity method investment balance):

	December 1, 2008	June 17, 2009
	(In thousands)
Assets:
Current assets	$5,597	$—
Property and equipment	553	—
Intangible assets	11,407	18,218
Goodwill	53,267	50,908
Total assets	70,824	69,126
Liabilities:
Current liabilities	10,487	—
Deferred taxes	1,872	5,101
Other long-term liabilities	2,253	—
Total liabilities	14,612	5,101
Net	$56,212	$64,025

3.     Commitments and Contingencies

We are a party to various legal proceedings that arise in the ordinary course of business.  In the opinion of management, none of these actions, either individually or in the aggregate, is expected to have a material adverse affect on our financial condition, liquidity or results of operations.

4.     Other Comprehensive Income

Our comprehensive income for the three and nine months ended August 31, 2009 and 2008 was as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2009	2008	2009	2008
	(In thousands)
Net income	$34,706	$21,024	$93,764	$65,713
Other comprehensive income (loss):
Foreign currency translation adjustment	4,692	(32,042)	34,838	(37,752)
Total comprehensive income	$39,398	$(11,018)	$128,602	$27,961

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

The restructuring charge was incurred in its entirety during the third quarter of 2008. Approximately $5.8 million of the charge related to our Americas segment, $6.3 million pertained to our EMEA segment and $0.4 million related to shared services.  The majority of the liability was paid during 2008 and the remaining liability at November 30, 2008 was $1.0 million.  This remaining balance was substantially paid as of August 31, 2009.  An over-accrual of $0.4 million was reversed during the first nine months of 2009.

Global Insight Restructuring

Related to the acquisition of Global Insight in October 2008, we established a plan to streamline the operations of Global Insight and eliminate redundancies as a result of this acquisition. This plan contemplated certain reductions in personnel as well as certain facility consolidations related to this acquisition.  We initially established a $13.0 million liability for restructuring costs in the opening balance sheet.  Of this initial amount, $8.2 million was for employee severance and other termination benefits and $4.8 million related to facility closure costs.  During 2009, management refined its restructuring plan which resulted in a revised estimated liability of $10.5 million, consisting of $6.7 million for employee severance and $3.8 million for facility closures.  The $2.5 million reduction of the liability was recorded against goodwill.  Through August 31, 2009, we paid $4.2 million of the employee severance and other termination benefits and $0.1 million of the facility closure costs resulting in a remaining liability balance of $6.2 million as of August 31, 2009.

6.     Stock-based Compensation

On August 31, 2009, we had one share-based compensation plan: the Amended and Restated IHS Inc. 2004 Long-Term Incentive Plan (LTIP). The LTIP provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares, cash-based awards, other stock based awards and covered employee annual incentive awards. The 2004 Directors Stock Plan, a sub-plan under the LTIP, provides for the grant of restricted stock and restricted stock units to non-employee directors as defined in that plan. We believe that such awards better align the interests of our employees and non-employee directors with those of our shareholders.

We have authorized a maximum of 11.25 million shares, less the number of shares relating to any award granted and outstanding.

Stock-based compensation expense that has been charged against income for the plan was as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2009	2008	2009	2008
	(In thousands)
Cost of revenue	$450	$391	$1,910	$1,078
Selling, general and administrative	12,371	9,961	42,352	32,352
Stock-based compensation expense	$12,821	$10,352	$44,262	$33,430

Total income tax benefit recognized in the statement of operations for share-based compensation arrangements was as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2009	2008	2009	2008
	(In thousands)
Income tax benefit	$4,742	$3,830	$16,375	$12,369

No compensation cost was capitalized during the three and nine months ended August 31, 2009 and August 31, 2008.

Nonvested Stock.  Share awards vest from nine months to four years. Share awards are generally subject to either cliff vesting or graded vesting. The fair value of nonvested stock is based on the fair value of our common stock on the date of grant. We amortize the value of share awards to expense over the vesting period on a straight-line basis. Approximately half of our outstanding awards are performance based. For those awards, an evaluation is made each quarter as to the likelihood of the performance criteria being met. Compensation expense is then adjusted to reflect the number of shares expected to vest and the cumulative vesting period met to date. Additionally, we estimate forfeitures at the grant date and recognize compensation cost based on the number of awards expected to vest. There may be adjustments in future periods if the likelihood of meeting performance criteria changes or if actual forfeitures differ from our estimates. Our forfeiture rate is based upon historical experience as well as anticipated employee turnover considering certain qualitative factors.

Total compensation expense related to nonvested awards, both share awards and stock options, not yet recognized was $54.4 million as of August 31, 2009, with a weighted-average recognition period of approximately 1.5 years.

A summary of the status of our nonvested shares as of August 31, 2009, and changes during the nine months ended August 31, 2009, was as follows:

	Shares	Weighted- Average Grant Date Fair Value
	(In thousands)
Balances, November 30, 2008	2,176	$41.81
Granted	1,088	$43.19
Vested	(659)	$39.24
Forfeited	(93)	$46.27
Balances, August 31, 2009	2,512	$45.42

The total fair value of nonvested stock that vested during the nine months ended August 31, 2009, was $29.7 million based on the weighted-average fair value on the vesting date and $25.9 million based on the weighted-average fair value on the date of grant.

Stock Options.  Option awards are generally granted with an exercise price equal to the fair market value of our stock at the date of grant.  Options outstanding as of August 31, 2009 either cliff vest after 4 years of continuous service or vest in a graded fashion over three years of continuous service and have 8-year contractual terms. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the plan).

The following table summarizes changes in outstanding stock options during the nine months ended August 31, 2009, as well as options that are vested and expected to vest and stock options exercisable at August 31, 2009:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at November 30, 2008	275	$35.18	5.5	$543
Granted	—	—
Exercised	(63)	32.30
Forfeited	(7)	37.65
Outstanding at August 31, 2009	205	$35.99	5.3	$2,540
Vested and expected to vest at August 31, 2009	205	$35.99	5.3	$2,540
Exercisable at August 31, 2009	101	$37.65	—	$1,082

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of our common stock on August 31, 2009, which was $48.40, and the exercise price, multiplied by the number of in-the-money stock options as of the same date. This represents the benefit that would have been received by the stock option holders if they had exercised all their stock options on August 31, 2009. In future periods, this amount will change depending on fluctuations in our stock price. The total intrinsic value of stock options exercised during the nine months ended August 31, 2009 was $0.6 million.

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

As of August 31, 2009, we were in compliance with all of the covenants in the agreement and had $70.0 million of outstanding borrowings with an annual interest rate of 0.81%.  In addition, we had outstanding letters of credit totaling approximately $1.3 million as of August 31, 2009.

As of August 31, 2009, we also had $7.3 million of non-interest bearing notes that were issued to the sellers of Prime. These notes are due upon demand and are therefore recorded in “Short-term Debt” in the accompanying Condensed Consolidated Balance Sheets.

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

Our net periodic pension (income) expense was comprised of the following:

	Three Months Ended August 31, 2009				Three Months Ended August 31, 2008
	U.S. RIP	U.K. RIP	SIP	Total	U.S. RIP	U.K. RIP	SIP	Total
	(In thousands)
Service costs incurred	$1,728	$139	$58	$1,925	$1,572	$238	$72	$1,882
Interest costs on projected benefit obligation	3,230	419	123	3,772	2,999	539	130	3,668
Expected return on plan assets	(5,227)	(459)	—	(5,686)	(5,368)	(566)	—	(5,934)
Amortization of prior service cost	(118)	—	11	(107)	(118)	—	11	(107)
Amortization of actuarial loss	—	—	21	21	—	—	47	47
Amortization of transitional obligation/(asset)	(57)	—	12	(45)	(142)	—	10	(132)
Net periodic pension benefit (income) expense	$(444)	$99	$225	$(120)	$(1,057)	$211	$270	$(576)

	Nine Months Ended August 31, 2009				Nine Months Ended August 31, 2008
	U.S. RIP	U.K. RIP	SIP	Total	U.S. RIP	U.K. RIP	SIP	Total
	(In thousands)
Service costs incurred	$5,184	$387	$174	$5,745	$4,716	$714	$216	$5,646
Interest costs on projected benefit obligation	9,690	1,166	369	11,225	8,997	1,617	358	10,972
Expected return on plan assets	(15,681)	(1,278)	—	(16,959)	(16,097)	(1,690)	—	(17,787)
Amortization of prior service cost	(354)	—	33	(321)	(354)	—	33	(321)
Amortization of actuarial loss	—	—	63	63	—	—	141	141
Amortization of transitional obligation/(asset)	(171)	—	38	(133)	(426)	—	30	(396)
Net periodic pension benefit (income) expense	$(1,332)	$275	$677	$(380)	$(3,164)	$641	$778	$(1,745)

Our net periodic post-retirement income was comprised of the following for the three and nine months ended August 31:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2009	2008	2009	2008
	(In thousands)
Service costs incurred	$14	$25	$42	$75
Interest costs	158	158	474	474
Amortization of prior service amounts	(807)	(807)	(2,421)	(2,419)
Amortization of net actuarial loss	76	118	228	354
Net periodic post-retirement benefit income	$(559)	$(506)	$(1,677)	$(1,516)

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

For the period ended August 31, 2008, we used the two-class method for computing basic and diluted EPS amounts. For the period ended August 31, 2009, there was a single class of stock for the purposes of calculating EPS. Weighted average common shares outstanding were calculated as follows:

	Three Months Ended August 31,
	2009	2008
	Class A	Class A and Class B
	(In thousands)
Weighted average common shares outstanding:
Shares used in basic per-share calculation	63,160	61,892
Effect of dilutive securities:
Deferred stock units	56	39
Restricted shares	770	762
Options	38	77
Shares used in diluted per-share calculation	64,024	62,770

	Nine Months Ended August 31,
	2009	2008
	Class A	Class A and Class B
	(In thousands)
Weighted average common shares outstanding:
Shares used in basic per-share calculation	62,998	62,028
Effect of dilutive securities:
Deferred stock units	55	39
Restricted shares	750	808
Options	34	72
Shares used in diluted per-share calculation	63,837	62,947

Share Repurchase Program

During 2006, our board of directors approved a program to reduce the dilutive effects of employee equity grants, by allowing employees to surrender shares back to the Company for a value equal to their statutory tax liability.  IHS then pays the statutory tax on behalf of the employee.  Additionally, our board of directors periodically approves additional buyback programs whereby IHS acquires shares in the open market to more fully offset the dilutive effect of our employee equity programs. During the three months ended August 31, 2009, we accepted 41,198 shares surrendered by employees under the tax withholding program for approximately $2.0 million, or $49.20 per share.  In the first nine months of 2009, we accepted 210,250 shares surrendered by employees under the tax withholding program for approximately $9.5 million, or $45.29 per share.  No shares were repurchased in the first nine months of 2009 pursuant to a share buyback program.  Since the inception of these programs, we have withheld for tax 909,644 shares of our Class A common stock for approximately $45.2 million, or $49.70 per share and we have repurchased 1,889,557 shares for approximately $94.7 million or $50.13 per share pursuant to the stock buyback program.

10.   Goodwill and Intangible Assets

The following table presents details of our intangible assets, other than goodwill, as of August 31, 2009:

	Useful Life	Gross	Accumulated Amortization	Net
	(Years)		(In thousands)
Intangible assets subject to amortization:
Information databases	5 - 15	$193,490	$(45,591)	$147,899
Customer relationships	2 - 15	75,056	(17,982)	57,074
Non-compete agreements	5	5,854	(5,003)	851
Developed computer software	5	24,992	(7,148)	17,844
Other	3 - 11	5,923	(4,503)	1,420
Total		305,315	(80,227)	225,088
Intangible assets not subject to amortization:
Trademarks		68,455	—	68,455
Perpetual licenses		1,218	—	1,218
Total intangible assets		$374,988	$(80,227)	$294,761

The following table presents details of our intangible assets, other than goodwill, as of November 30, 2008:

	Useful Life	Gross	Accumulated Amortization	Net
	(Years)		(In thousands)
Intangible assets subject to amortization:
Information databases	5 - 15	$176,637	$(27,770)	$148,867
Customer relationships	2 - 15	72,596	(12,346)	60,250
Non-compete agreements	5	5,851	(4,098)	1,753
Developed computer software	5	18,700	(4,344)	14,356
Other	3 - 11	5,872	(3,190)	2,682
Total		279,656	(51,748)	227,908
Intangible assets not subject to amortization:
Trademarks		56,844	—	56,844
Perpetual licenses		1,150	—	1,150
Total intangible assets		$337,650	$(51,748)	$285,902

The estimated amortization expense of intangible assets for business combinations completed as of August 31, 2009 for each of the next five years is as follows:

Year	Amount
(In thousands)
Remainder 2009	$8,107
2010	31,589
2011	29,986
2012	28,296
2013	25,616

Amortization expense of intangible assets was $9.1 million and $6.2 million for the three months ended August 31, 2009 and August 31, 2008, respectively.  Amortization expense of intangible assets was $24.9 million and $18.2 million for the nine months ended August 31, 2009 and August 31, 2008, respectively

Changes in our goodwill and intangible assets from November 30, 2008 to August 31, 2009 were primarily the result of the consolidation of LRF in the first quarter of 2009, the subsequent acquisition of the remaining interest of the joint venture in the third quarter of 2009 and to a lesser extent the impact of foreign currency rates.

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

We are also able to manage our activities according to the best practices of each regional segment. This structure provides a solid foundation for growth in each market for all of our capabilities. It allows us an efficient method of bringing new products and services to customers, and supports growth in existing accounts and with new customers and markets.

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

No single customer accounted for 10% or more of our total revenue for the period ended August 31, 2009. There are no material inter-segment revenues for any period presented.

As shown below, certain corporate transactions are not allocated to the reportable segments. Amounts not allocated include, but are not limited to, such items as, stock-based compensation expense, net periodic pension and post-retirement benefits income, corporate-level impairments, and gain (loss) on sales of corporate assets.

	Americas	EMEA	APAC	Segment Totals	Shared Services	Consolidated Total
	(In thousands)
Three months ended August 31, 2009
Revenue	$147,682	$72,606	$19,197	$239,485	$—	$239,485
Operating income	48,539	14,352	6,261	69,146	(22,936)	46,216
Depreciation and amortization	7,755	4,461	27	12,243	528	12,771
Three months ended August 31, 2008
Revenue	$128,936	$64,665	$13,833	$207,434	$—	$207,434
Operating income	37,160	6,301	4,167	47,628	(23,537)	24,091
Depreciation and amortization	5,502	3,321	29	8,852	823	9,675

	Americas	EMEA	APAC	Segment Totals	Shared Services	Consolidated Total
	(In thousands)
Nine months ended August 31, 2009
Revenue	$444,668	$209,056	$56,448	$710,172	$—	$710,172
Operating income	140,223	40,909	17,771	198,897	(72,882)	126,021
Depreciation and amortization	23,161	10,956	78	34,195	1,836	36,031
Nine months ended August 31, 2008
Revenue	$376,328	$195,022	$42,054	$613,404	$—	$613,404
Operating income	115,164	28,705	11,927	155,796	(67,956)	87,840
Depreciation and amortization	15,780	10,008	101	25,889	2,292	28,181

Revenue by information domain was as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2009	2008	2009	2008
	(In thousands)
Energy revenue	$109,188	$107,613	$335,598	$327,555
Product Lifecycle revenue	76,510	72,512	220,116	214,355
Security revenue	27,526	20,347	75,681	56,112
Environment revenue	6,319	6,962	20,768	15,382
Intersection revenue	19,942	—	58,009	—
Total revenue	$239,485	$207,434	$710,172	$613,404

Revenue by product category was as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2009	2008	2009	2008
	(In thousands)
Critical Information Products revenue	$140,890	$141,331	$412,284	$411,001
Critical Information Services revenue	13,541	14,501	40,229	39,945
Insight Products revenue	72,615	40,701	206,249	113,316
Insight Services revenue	12,439	10,901	51,410	49,142
Total revenue	$239,485	$207,434	$710,172	$613,404

12.          Subsequent Event

On September 17, 2009, we acquired Environmental Solution Services, (ESS) for approximately $59.0 million in cash, net of cash acquired.  ESS provides software that enables organizations to address environmental, health, safety and crisis management challenges more efficiently, at lower cost, while improving the quality and accuracy of internal and external reporting.

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

We sell our offerings primarily through subscriptions, which typically represents greater than 75% or our reported revenue.  As a result of our subscription-based business model and historically high renewal rates, we generate recurring revenue and cash flow. We generally recognize revenue from subscriptions (which are usually for one-year periods) ratably over the term of the subscription. Subscriptions are generally paid in full within one to two months after the subscription period commences. As a result, the timing of our cash flows generally precedes the recognition of revenue and income. Historically, our business has had seasonal aspects. However, with the continued organic growth in our subscription-based business model combined with several acquisitions in recent years, our seasonal aspects have diminished. Our first quarter has historically benefited from the inclusion of the results from CERAWeek, an annual energy executive gathering.  CERAWeek is scheduled for the second quarter in 2010.

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

Business Combination

On March 3, 2008, we acquired Prime Publications Limited (Prime), which owned a 50% interest in the Lloyd’s Register-Fairplay Limited (LRF) joint venture, a leading source of global maritime information.  LRF is the pre-eminent brand name in the maritime information industry and the only organization that provides comprehensive details of the current world merchant fleet (tankers, cargo, carrier and passenger ships) and a complete range of products and services to assist the world’s maritime community.  The investment in LRF was the primary asset of Prime.  IHS accounted for the joint venture under the equity method of accounting from March 2008 through November 30, 2008.  As of December 1, 2008, we obtained an additional 0.1%, bringing us to a 50.1% controlling interest in the joint venture and accordingly began consolidating LRF within our results.  On June 17, 2009, we acquired the remaining 49.9% of LRF from Lloyd’s Register giving us 100% ownership of LRF.  The remaining 49.9% interest was acquired for approximately $64.0 million.

Segment Information

	Americas	EMEA	APAC	Segment Totals	Shared Services	Consolidated Total
	(In thousands)
Three months ended August 31, 2009
Revenue	$147,682	$72,606	$19,197	$239,485	$—	$239,485
Operating income	48,539	14,352	6,261	69,146	(22,936)	46,216
Depreciation and amortization	7,755	4,461	27	12,243	528	12,771
Three months ended August 31, 2008
Revenue	$128,936	$64,665	$13,833	$207,434	$—	$207,434
Operating income	37,160	6,301	4,167	47,628	(23,537)	24,091
Depreciation and amortization	5,502	3,321	29	8,852	823	9,675

	Americas	EMEA	APAC	Segment Totals	Shared Services	Consolidated Total
	(In thousands)
Nine months ended August 31, 2009
Revenue	$444,668	$209,056	$56,448	$710,172	$—	$710,172
Operating income	140,223	40,909	17,771	198,897	(72,882)	126,021
Depreciation and amortization	23,161	10,956	78	34,195	1,836	36,031
Nine months ended August 31, 2008
Revenue	$376,328	$195,022	$42,054	$613,404	$—	$613,404
Operating income	115,164	28,705	11,927	155,796	(67,956)	87,840
Depreciation and amortization	15,780	10,008	101	25,889	2,292	28,181

Revenue by information domain was as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2009	2008	2009	2008
	(In thousands)
Energy revenue	$109,188	$107,613	$335,598	$327,555
Product Lifecycle revenue	76,510	72,512	220,116	214,355
Security revenue	27,526	20,347	75,681	56,112
Environment revenue	6,319	6,962	20,768	15,382
Intersection revenue	19,942	—	58,009	—
Total revenue	$239,485	$207,434	$710,172	$613,404

Revenue by product category was as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2009	2008	2009	2008
	(In thousands)
Critical Information Products revenue	$140,890	$141,331	$412,284	$411,001
Critical Information Services revenue	13,541	14,501	40,229	39,945
Insight Products revenue	72,615	40,701	206,249	113,316
Insight Services revenue	12,439	10,901	51,410	49,142
Total revenue	$239,485	$207,434	$710,172	$613,404

Three Months Ended August 31, 2009 Compared to the Three Months Ended August 31, 2008

Revenue.  Revenue was $239 million for the quarter ended August 31, 2009, an increase of 15% over the prior year. This increase was driven in part by acquisitions which contributed 17% and organic growth which contributed 2%.  Foreign currency rates had an adverse impact of 4%.

Revenue for our Americas segment was $148 million for the quarter ended August 31, 2009, an increase of 15% over the prior year. This increase was driven by acquisitions which added 16%.  Organic revenue was flat with organic subscription revenue growing by 5%, offset by decreases in consulting, transaction and other revenue.  Foreign currency rates held revenue down by approximately 1%.

Revenue for our EMEA segment was $72.6 million for the quarter ended August 31, 2009, compared to $64.7 million for the quarter ended August 31, 2008, an increase of 12%. This increase was driven primarily by acquisitions which contributed 19% and organic revenue which increased by 3%.  The organic subscription revenue grew 14% which was partially offset by decreases in consulting, transaction and other revenue.  Foreign currency movements adversely impacted revenue by 9%.

Revenue for our APAC segment was $19.2 million for the quarter ended August 31, 2009, an increase of 39% over the prior year. This increase was driven by acquisitions which contributed 23% and organic growth which contributed 19%.  The organic increase was due primarily to growth in subscription revenue.  Foreign currency movements held revenue down by 4%.

Our subscription-based revenue accounted for 80% of our revenue in the quarter and, while growth in this area of the business is slowing, it experienced an organic growth rate of 9% over the third quarter of 2008.  This growth rate was approximately 1.5% lower sequentially from the quarter ended May 31, 2009.  Our other revenue types (consulting, transaction and other revenue) have been more greatly impacted by the current difficult economic environment.  Consulting and transaction revenue were down organically by 32% and 12%, respectively.  Revenue from other revenue types also decreased by 15% organically due to slower software and advertising sales.  Cash-based sales represents completed contracts with customers, however the revenue is deferred over the subscription period.   This measure is a leading indicator of current sales performance.   Year-to-date “cash-based” sales, or invoiced sales of subscription products have grown over the same period prior year, however at a lower growth rate than the 9% earned revenue growth.  As a result, we expect the subscription based revenue growth rates to continue to decline through the fourth quarter of 2009.

Revenue for the Energy domain was $109 million for the quarter ended August 31, 2009, an increase of 1% over the quarter ended August 31, 2008. This growth was primarily due to an increase in the subscription-based sales which was partially offset by the impact of foreign currency movements and a decrease in consulting revenue.  Product Lifecycle domain revenue was $76.5 million for the quarter ended August 31, 2009, an increase of 6% over the quarter ended August 31, 2008 which was primarily due to increased subscription-based revenue and partially offset by the impact of foreign currency movements.  Revenue for the Security domain was $27.5 million for the quarter ended August 31, 2009, an increase of 35% over the quarter ended August 31, 2008, primarily the result of the consolidation of LRF.  Environment domain revenue was $6.3 million for the quarter ended August 31, 2009, a decrease of 9% due to a decrease in services revenue. Intersection revenue, which includes offerings that intersect multiple domains, was $19.9 million in the third quarter of 2009 and was entirely attributable to acquisitions.

Cost of Revenue.  Cost of revenue was $102 million for the quarter ended August 31, 2009, an increase of 11%.  In general, our subscription-based revenue generates higher margins as it has a relatively fixed-based cost structure whereas consulting and transaction revenue have comparatively lower margins due to the variable direct costs associated with these revenue streams.   We define sales margins as revenue net of costs of sales, as a percentage of sales. Total sales margins improved to 57.5% from 56.0%.  Sales margins within our Americas segment decreased to 58.7% from 59.6% resulting primarily from the impact of the Global Insight acquisition which has a higher concentration of lower margin consulting revenue.  Sales margins within our EMEA segment improved to 55.1% from 50.2% due to increased sales of our subscription-based products which was partially offset by the impact of the lower margin Global Insight revenue.  In addition, the restructuring in the third quarter of 2008 resulted in reduced costs of revenue in the Americas and EMEA segments in 2009.  Sales margins within our APAC segment improved to 62.5% from 58.6%.  This improvement was principally due to an increase in higher margin subscription-based products combined with a decrease in lower margin services and the impact of foreign currency fluctuations which have a more dramatic impact on revenue than they do cost of revenue, resulting in margin improvement.

Selling, General and Administrative Expenses.  Selling, general and administrative (SG&A) expenses were $79.4 million for the quarter ended August 31, 2009, an increase of 9%. Stock-based compensation expense included in SG&A increased $2.4 million to $12.4 million. Excluding stock-based compensation, organic SG&A decreased by $4.1 million as we continue to carefully control operating costs which was partially offset by increased spending related to our quote-to-cash system implementation and other initiatives. Acquisitions contributed $10.7 million of the increase. Foreign currency movements decreased SG&A by $2.6 million. As a percentage of revenue and excluding stock-based compensation expense, SG&A decreased from 30.4% for the third quarter of 2008 to 28.0% for the third quarter of 2009.

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

Depreciation and Amortization Expenses.  Depreciation and amortization expenses were $12.8 million for the quarter ended August 31, 2009, compared to $9.7 million for the quarter ended August 31, 2008, an increase of  32% over the prior year. The increase was primarily due to addition of depreciable and amortizable assets from acquisitions made within the last year.

Operating Income.  Operating income was $46.2 million for the quarter ended August 31, 2009, an increase of 92%. As a percentage of revenue, operating income increased to 19.3% for the quarter ended August 31, 2009 from 11.6% for the quarter ended August 31, 2008.  The third quarter of 2008 was impacted by a restructuring charge of $12.5 million.  Without this charge, the operating income as a percentage of revenue for the third quarter of 2008 would have been 17.6%.

Operating income for our Americas segment was $48.5 million for the quarter ended August 31, 2009, an increase of 31%. The increase was principally due to the fact that the third quarter of 2008 included a restructuring charge of $5.8 million.  In addition, 2009 had higher sales margins.   As a percentage of revenue, Americas operating income increased to 32.9% from 28.8% in the third quarter of 2008.  Without the restructuring charge, the operating income as a percentage of revenue would have been 33.3% in the third quarter of 2008.  The normalized decrease is due primarily to higher depreciation and amortization costs related to acquisitions.

Operating income for our EMEA segment was $14.4 million for the quarter ended August 31, 2009, an increase of 128%. The increase was primarily due to the third quarter of 2008 including a restructuring charge of $6.3 million.  In addition, 2009 had higher sales margins.  As a percentage of revenue, EMEA operating income increased to 19.8% for the quarter ended August 31, 2009 compared to 9.7% for the quarter ended August 31, 2008.  Without the restructuring charge, the operating income as a percentage of revenue would have been 19.5% in the third quarter of 2008.

Operating income for our APAC segment was $6.3 million for the quarter ended August 31, 2009, an increase of 50%. Operating income increased due to the increase in sales. As a percentage of revenue, APAC operating income improved to 32.6% for the quarter ended August 31, 2009 from 30.1% for the quarter ended August 31, 2008.  This increase was due to the mix of products sold with higher growth of higher margin subscription-based products in the third quarter of 2009.

Operating expenses for our shared services were $22.9 million for the quarter ended August 31, 2009, a decrease of 3%. As a percentage of revenue, operating expenses for our shared services was 9.6% for the quarter ended August 31, 2009 compared to 11.3%

for the quarter ended August 31, 2008.  The decrease was primarily due to reduced travel and other cost containment initiatives during 2009.

Provision for Income Taxes.  Our effective tax rate for the period ended August 31, 2009 was 24.6%, compared to 18.7% for the period ended August 31, 2008.  The 2008 rate reflects the year-to-date impact of our internal legal entity reorganization within EMEA that occurred in the third quarter of 2008 and is reflected ratably in each quarter of 2009.

Nine Months Ended August 31, 2009 Compared to the Nine Months Ended August 31, 2008

Revenue.  Revenue was $710 million for the nine months ended August 31, 2009, an increase of 16% over the prior year. This increase was driven in part by acquisitions which contributed 18%, and organic growth which contributed 4%.  Foreign currency movements had an adverse impact of 6%.  Moreover, the growth that we attribute to acquisitions was also negatively impacted by foreign currency.  When taking this into consideration, foreign exchange negatively impacted our overall revenue growth by approximately 8% in the first three quarters of 2009 in comparison to the first three quarters of 2008.

Revenue for our Americas segment was $445 million for the nine months ended August 31, 2009, an increase of 18% over the prior year. This increase was driven primarily by acquisitions which contributed 17%.  Organic growth contributed 4% which was in line with overall company growth and was driven by growth in subscription products which grew 7% organically. This was partially offset by lower organic consulting and transaction revenue.  Additionally, foreign currency held down revenue by 3%.

Revenue for our EMEA segment was $209 million for the nine months ended August 31, 2009, an increase of 7% over the prior year. This increase was driven primarily by acquisitions which contributed 20%.  Organic revenue was flat with organic subscription revenue growing 13%  which was offset by lower organic consulting and transaction revenue.  Additionally foreign currency movements adversely impacted revenue by 13%.

Revenue for our APAC segment was $56.4 million for the nine months ended August 31, 2009, an increase of 34%. This increase was driven by acquisitions which contributed 23% and organic growth which contributed 17%. The organic increase was due to growth in subscription products.   Foreign currency movements held down revenue by 6%.

Our subscription based revenue accounted for 78% of our revenue in the first three quarters of 2009, while growth in this area of the business is slowing, it experienced a 10% organic growth rate compared to the first nine months of 2008.   Our other revenue types (consulting, transaction and other revenue) have been more greatly impacted by the current difficult economic environment.  Transaction and consulting revenue were down organically by 17% and 33%, respectively.  In addition, other revenue decreased 3% organically.  Cash-based sales represents completed contracts with customers, however the revenue is deferred over the subscription period.   This measure is a leading indicator of current sales performance.   Year-to-date “cash-based” sales, or invoiced sales of subscription products have grown over the same period prior year, however at a lower growth rate than the 10% earned revenue growth.  As a result, we expect the subscription based revenue growth rates to continue to decline through the fourth quarter of 2009.

Revenue for the Energy domain was $336 million for the nine months ended August 31, 2009, an increase of 2% over the same period in 2008. This growth was primarily due to an increase in the subscription-based sales which was partially offset by unfavorable foreign currency movements and a decrease in consulting revenue.  Product Lifecycle domain revenue was $220 million for the nine months ended August 31, 2009, an increase of 3% over the nine months ended August 31, 2008 which was primarily due to increased subscription revenue and partially offset by the impact of foreign currency movements. Revenue for the Security domain was $75.7 million for the first three quarters of 2009, an increase of $19.6 million over the same period in 2008, which was primarily due to the consolidation of LRF and partially offset by the impact of foreign currency movements. Environment domain revenue was $20.8 million for the nine months ended August 31, 2009 compared to $15.4 million for the nine months ended August 31, 2008.  The increase was primarily from acquisitions. Intersection revenue, which includes product lines that intersect multiple domains, was $58.0 million in the first nine months of 2009 and was entirely attributable to acquisitions.

Cost of Revenue.  Cost of revenue was $303 million for the nine months ended August 31, 2009, an increase of 11%.   In general, our subscription-based revenue generates higher margins as it has a relatively fixed-based cost structure whereas consulting and transaction revenue have comparatively lower margins due to the variable direct costs associated with these revenue streams.   We define sales margins as revenue net of costs of sales, as a percentage of sales.  Total sales margins improved to 57.4% from 55.4%. Sales margins within our Americas segment improved to 58.8% from 58.0% resulting from increased sales in our subscription based products and partially offset by the impact of the Global Insight acquisition which has a higher concentration of lower margin consulting revenue. Sales margins within our EMEA segment improved to 54.8% from 51.5% due to increased sales of our subscription-based products and partially offset by the impact of Global Insight acquisition.  Sales margins within our APAC segment improved to 62.3% from 57.7%.  This increase was principally due to an increase in the higher margin subscription based products combined with a decrease in lower margin services and the impact of foreign currency fluctuations which have a more dramatic

impact on revenue than they do cost of revenue.   In addition, the restructuring in the third quarter of 2008 resulted in reduced costs of revenue in the Americas and EMEA segments in 2009.

Selling, General and Administrative Expenses.  Selling, general and administrative (SG&A) expenses were $248 million for the first nine months of 2009, an increase of 14%. Stock-based compensation expense included in SG&A increased $10.0 million to $42.3 million. Excluding stock-based compensation, organic SG&A decreased $1.3 million as we continue to carefully control operating costs. Acquisitions contributed $35.8 million of the increase. Foreign currency movements decreased SG&A by $13.9 million.  As a percentage of revenue and excluding stock-based compensation expense, SG&A decreased to 29.0% for the first nine months of 2009 compared to 30.2% for the first nine months of 2008.

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

Depreciation and Amortization Expenses.  Depreciation and amortization expenses were $36.0 million for the nine months ended August 31, 2009, an increase of 28% over the prior year. The increase was primarily due to addition of depreciable and amortizable assets from acquisitions made within the last year.

Operating Income.  Operating income was $126 million for the nine months ended August 31, 2009, an increase of 44% over the prior year. As a percentage of revenue, operating income increased to 17.8% for the first nine months of 2009 from 14.3% for the same period of 2008.  The 2008 operating income was impacted by a restructuring charge of $12.5 million.  Without this charge, the operating income as a percentage of revenue would have been 16.4% in 2008.

Operating income for our Americas segment was $140 million for the nine months ended August 31, 2009, an increase of 22% over the prior year. The increase was principally due to the additional revenue discussed above coupled with our ability to leverage a relatively fixed-cost structure with our subscriptions-based products.  The 2008 period also included a restructuring charge of $5.8 million.  As a percentage of revenue, Americas operating income increased to 31.5% from 30.6% in the first nine months of 2008 primarily due to the restructuring charge which was partially offset by an increase in amortization. Without the restructuring charge, the operating income as a percentage of revenue would have been 32.2% through the third quarter of 2008.  The normalized decrease of operating margins in 2009 is primarily due to the higher depreciation and amortization expense in 2009.

Operating income for our EMEA segment was $40.9 million for the nine months ended August 31, 2009, an increase of 43% over the prior year. This increase is primarily due to the higher growth in higher margin subscription products in 2009 and decreases in lower margin service offerings along with and the $6.3 million 2008 restructuring charge.  As a percentage of revenue, EMEA operating income increased to 19.6% for the nine months ended August 31, 2009 compared to 14.7% for the nine months ended August 31, 2008.  Without the restructuring charge, the operating income as a percentage of revenue would have been 18.0% through the third quarter of 2008.

Operating income for our APAC segment was $17.8 million for the first nine months of 2009, an increase of 49%. Operating income increased due to the increase in sales. As a percentage of revenue, APAC operating income increased to 31.5% for the nine months ended August 31, 2009 from 28.4% for the nine months ended August 31, 2008.  This increase was due to the mix of products sold with higher growth of higher margin subscription-based products in 2009.

Operating expenses for our shared services were $72.9 million for the nine months ended August 31, 2009, an increase of 7%. This increase related primarily to the additional expenses associated with our acquisitions, our quote-to-cash system implementation and other initiatives.  As a percentage of revenue, operating expenses for our shared services was 10.3% for the first nine months of 2009 compared to 11.1% for the first nine months of 2008.

Provision for Income Taxes.  Our effective tax rate for the nine months ended August 31, 2009 was 23.4%, compared to 28.7% for the nine months ended August 31, 2008.  The 2009 rate reflects discrete period tax benefits recognized from the successful outcome of a French tax appeal and a favorable UK tax ruling in the second quarter of 2009.

Financial Condition

Accounts Receivable.  Accounts receivable has decreased by $40.6 million, or 20%, to $167 million compared to $208 million as of November 30, 2008.  The decrease is attributable primarily to the seasonality of billings.

Accrued Compensation.  Accrued compensation was $30.5 million as of August 31, 2009, compared to $39.1 million as of November 30, 2008, a decrease of 22%. The decrease was primarily attributable to disbursement of annual incentive bonuses during the first quarter partially offset by the accruals made for the 2009 bonus plan through August 31, 2009.

Deferred Revenue. Deferred revenue was $310 million as of August 31, 2009, compared to $288 million as of November 30, 2008, an increase of 8%. The increase was primarily attributable to the timing of annual billings as well as both organic and acquisition related growth.  Year-over-year growth was 17%, of which organic deferred revenue increased 5%.

Liquidity and Capital Resources

As of August 31, 2009, we had cash and cash equivalents of $118 million and $77.3 million of debt. We have generated strong cash flows from operations over the last few years. As a result of these factors, as well as the remaining availability of funds under our $385.0 million credit facility, we believe we will have sufficient cash to meet our working capital and capital expenditure needs.

Our future capital requirements will depend on many factors, including the timing and extent of spending to support product development efforts, future acquisitions, the expansion of sales and marketing activities, the timing of introductions of new products, changing technology, investments in our internal business applications and the continued market acceptance of our offerings. We could be required, or could elect, to seek additional funding through public or private equity or debt financing for any possible future acquisitions. Additional funds may not be available on terms acceptable to us or at all. We expect our capital expenditures, excluding potential acquisitions, to be approximately $23 million for 2009.

Share Repurchase Program

During 2006, our board of directors approved a program to reduce the dilutive effects of employee equity grants, by allowing employees to surrender shares back to the Company for a value equal to their statutory tax liability.  IHS then pays the statutory tax on behalf of the employee.  Additionally, our board of directors periodically approves additional buyback programs whereby IHS acquires shares in the open market to more fully offset the dilutive effect of our employee equity programs. During the three months ended August 31, 2009, we accepted 41,198 shares surrendered by employees under the tax withholding program for approximately $2.0 million, or $49.20 per share.  In the first nine months of 2009, we accepted 210,250 shares surrendered by employees under the tax withholding program for approximately $9.5 million, or $45.29 per share.  No shares were repurchased in the first nine months of 2009 pursuant to a share buyback program.  Since the inception of these programs, we have withheld for tax 909,644 shares of our Class A common stock for approximately $45.2 million, or $49.70 per share and we have repurchased 1,889,557 shares for approximately $94.7 million or $50.13 per share pursuant to the stock buyback program.

Cash Flows

Net cash provided by operating activities was $173 million for the nine months ended August 31, 2009, an increase of 25%. The increase was principally due to our business growing profitably year over year.   Additionally, bonus payments were slightly less in the first quarter of 2009 compared to the same period in 2008 and we made lower tax payments in 2009. Our subscription-based business model typically generates a high rate of cash flow and is aided by the following:

•	positive working capital characteristics that do not generally require substantial working capital increases to support our growth;

•	a cash-for-tax rate that continues to trend lower than our effective tax rate; and

•	our well-capitalized balance sheet.

The positive cash flow impact of our growing business in the first nine months of 2009 was partially offset by the outflow of cash related to our rationalization efforts that occurred at IHS Global Insight.

Net cash used in investing activities was approximately $79.1 million for the nine months ended August 31, 2009, compared to $138 million for the nine months ended August 31, 2008. The change is driven primarily by the amount of acquisitions in the first nine months of 2008 in comparison to 2009 and new office space build-outs.

Net cash used in financing activities was $16.9 million for the nine months ended August 31, 2009 compared to $58.5 million for the nine months ended August 31, 2008.   Repurchases of common stock were $9.5 million in the first nine months of 2009 compared to $56.9 million in the first nine months of 2008. Net repayments on the credit facility were $10.0 million in the first nine months of 2009 in addition to the net repayment of a portion of the notes due to the sellers of Prime of $9.3 million.

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

As of August 31, 2009, we were in compliance with all of the covenants in the agreement and had $70.0 million of outstanding borrowings with an annual interest rate of 0.81%.  In addition, we had outstanding letters of credit totaling approximately $1.3 million as of August 31, 2009.

As of August 31, 2009, we also had $7.3 million of non-interest bearing notes that were issued to the sellers of Prime. These notes are due upon demand and are therefore recorded in “Short-term Debt” in the accompanying Condensed Consolidated Balance Sheets.

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

For information regarding our exposure to certain market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2008 Form 10-K. There were no material changes to our market risk exposure during the first nine months of fiscal 2009.

Item 4.    Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, are effective to ensure that information required to be disclosed in the reports required to be filed or submitted under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

None.

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

*                 Filed electronically herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 24, 2009.

IHS INC.

By:	/s/ Heather Matzke-Hamlin
	Name:	Heather Matzke-Hamlin
	Title:	Senior Vice President and Chief Accounting Officer