Form 10-K
period 2009-11-30
IHS Inc.
filed 2010-01-15
CIK 1316360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Mark One)

For the fiscal year ended November 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Small reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  YES    ☒  NO

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the closing price for the Common Stock as reported on the New York Stock Exchange composite tape on the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $1,920 million. All executive officers, directors, and holders of 5% or more of the outstanding Common Stock of the registrant have been deemed, solely for purposes of the foregoing calculation, to be “affiliates” of the registrant.

As of December 31, 2009, there were 63,316,319 shares of the registrant’s Class A Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of the Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 6, 2010, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s fiscal year.

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

* * * *

Fiscal Year End

Our fiscal years end on November 30 of each year. Unless otherwise indicated, references in this Annual Report to an individual year means the fiscal year ended November 30. For example, “2009” refers to the fiscal year ended November 30, 2009.

ii

PART I

Item 1.	Business

Overview

IHS is the leading source of critical information and insight in pivotal areas that shape today’s global business landscape: Energy, Product Lifecycle, Security and Environment, all supported by extensive expert analysis and Macroeconomic Forecasting within and at the intersection of our domains. Businesses and governments rely on the comprehensive information and expert analysis of IHS to make high-impact decisions and develop strategies with speed and confidence. IHS employs approximately 4,100 colleagues in 28 countries.

Vision

Our vision is to be the Source for Critical Information and Insight that powers growth and value for our customers. We intend to be the source that customers trust, rely upon and come to first when they need to better understand the present and anticipate the future.

Corporate Objectives

In order to achieve our vision to be the Source for Critical Information and Insight, we have set four interdependent objectives upon which we focus our efforts, as described below. We externally benchmark our progress annually against these four objectives. To measure Customer Delight and colleague success, we use third-party surveys and set goals based on those metrics. For 2010, these will remain our corporate objectives:

• Improving customer satisfaction (“Customer Delight”);

• Fostering a culture that enables colleague success;

• Delivering profitable top- and bottom-line growth; and

• Providing an opportunity for shareholder success relative to our peer group.

Corporate Strategy

Our strategy is designed to allocate the company’s resources in the most optimal manner to achieve our four externally benchmarked corporate objectives, explained above. Our strategy has several key elements:

1.	an unrelenting focus on Customers First, which drives our actions, decisions, and investments;

2.	offering our customers a uniquely broad scope of proprietary information and analysis that is critical to addressing their evolving business challenges and managing their workflows;

3.	enhancing our offerings through organic development, focused partnerships and acquisitions that reinforce and strengthen the uniqueness, scale, and scope of what we do; and

4.	investing in our people and supporting them with systems and processes to continuously expand our potential.

Our corporate strategy is executed through initiatives and actions implemented across the entire IHS organization. A few of the most critical, time-bound initiatives for each upcoming year are identified as IHS Annual Priorities. Our 2010 Priorities to execute our strategy in support of our objectives include:

•	enhancing the customer experience by making it easier to do business with us and easier to buy from us;

•	increasing confidence and trust in our products by improving reliability and quality, and aligning resources with key products; and

•	clearly communicating the capabilities and our value to our customers and other key stakeholders.

Geographic Organization

To best serve our customers and be as close to them as possible, we are organized by geographies into three business segments. We also prepare our financial reports and analyze our business according to our geographic organization. Our three reporting segments are: Americas, which includes the United States, Canada, and Latin America; EMEA, which includes Europe, the Middle East, Africa, and India; and APAC, or Asia Pacific.

This integrated global organization makes it easier for our customers to do business with us by providing a cohesive, consistent, and effective sales-and-marketing approach in each geography. By structuring our business around customers and the regions in which they reside, we are better able to serve the unique needs of our customers in their local markets and globally. A regional structure provides a solid foundation for profitable growth as it provides an efficient method of bringing new products and services to customers and supports growth in existing accounts and with new customers and markets.

What We Do: Transforming Data into Critical Information and Insight

Companies are awash in data because of the countless sources available today: internal company, Internet, news media, government, external companies and so many more. More than ever before, decision-makers are required to make business decisions that will materially affect their company using this unrefined data.

At the heart of our business, IHS sources data and transforms it into information that businesses, government, and others use every day to make high-impact decisions with confidence. Raw data is converted into information through a series of transformational steps that reduce the uncertainty that is inherent in unrefined data and enhances its usefulness. IHS has defined and refined the data transformation process into seven steps. The order of the steps and the need to have quality checks throughout the process is important because the quality of each step is dependent on the quality of all the preceding steps. IHS assesses quality at each step through four dimensions—the “4 Cs”:

Correctness	Validate data accuracy relative to external reference points such as the source of the data IHS captures.

Currency	Deliver new and updated content in a timely manner.

Completeness	Provide the right data attributes and analysis based upon customer feedback to ensure customers are provided with the necessary facts to make critical decisions.

Consistency	Standardize identifiers and content across databases and products to be sure customers receive consistent information regardless of product platform.

The seven-step process IHS follows in transforming data into Critical Information and Insight involves:

Sourcing	This step includes locating hundreds of possible data sources and then evaluating them for correctness, currency, and completeness.

Capture	IHS colleagues collect documents and digital feeds, place phone calls, harvest content from publicly available sources, visit sites for updates, etc. Once the data is aggregated, we validate and normalize the data before loading it into our proprietary databases.

Matching	During the matching step, disparate instances of the same attribute are associated appropriately. This knowledge-based activity ensures consistency over time and across sources, eliminating unlinked information about a single well, a single part, a single chemical, etc.

Identification	The key to ensuring that matched information stays linked is the IHS identifier. IHS also confirms that industry standard identifiers, which often vary over time, are accurate and matched to the IHS identifier.

Relationships	Logical relationships and associations between entities are identified and linked through identification numbers. Examples include corporate parent and subsidiary relationships, leases and associated wells, international standards, and national standards. This step supplies the context for analysis.

Analysis	The final step in creating critical information is analysis. This knowledge-based process includes review, the addition of context, and editorial commentary. IHS has teams of industry experts that provide this context and commentary.

Modeling & Forecasting	Industry experts enhance information into insight, by providing unique and unbiased research and intelligence with proprietary models and forecasting tools. Throughout the IHS Insight teams there are numerous Ph.D.s who have extensive experience building models and forecasting tools that IHS customers’ use every day.

Using this proven seven-step process and the “4 Cs” of quality, IHS transforms data into Critical Information and Insight that is both useful to our customers and available where and when they need it.

Deploying our Information Domain Strategy

IHS has continued to build a sustainable advantage in target markets by employing a strategy that aligns our critical information into and at the intersections of the four domains where IHS can leverage its breadth of products, services and expertise to deliver high-value solutions to our customers: Energy, Product Lifecycle, Security and Environment, all supported by extensive expert analysis and Macroeconomic Forecasting.

Our domains represent significant opportunities globally and address customer needs in virtually every industry and in all regions. We focus on these domains because we believe it is where we have the best and most significant market opportunities to be the Source for Critical Information and Insight for our customers.

These domains are often inter-related and inter-linked. The intersections between them represent areas of vital interest for our customers and further market opportunities for IHS where we can capitalize on our deep and vast information capabilities and expertise.

Energy Domain

IHS develops and delivers critical oil and gas industry information and analysis on exploration, development, production, transportation, industry trends, financial information and more to national and international oil and gas companies, electric power companies, financial institutions, governments and technology providers. We also provide operational, research and strategic advisory services to these customers and to utilities, transportation, petrochemical, coal and power companies. We complement this information with expert and independent analysis and strategic direction on economic, financial, political, mergers and acquisitions, and regulatory issues on energy markets, companies, transactions, exploration and production data, geo-politics and industry trends. Our support helps companies reduce operating costs, increase productivity and effectively evaluate investment opportunities.

IHS energy products and services encompass exploration and production of hydrocarbons all the way through the cycle from distribution to power generation to consumption. Examples of our information and analysis include:

•	production information on more than 90 percent of the world’s oil and gas production in more than 100 countries;

•	oil and gas well data that includes comprehensive geological information on more than four million current and historic wells around the world;

•	energy activity data that includes comprehensive current and future seismic, drilling and development activities in more than 180 countries and 335 hydrocarbon-producing regions around the world;

•	strategic advisory services to assess energy markets, strategies, industry trends and companies — includes syndicated research service from IHS CERA and IHS Herold;

•	information and research summits, such as CERAWeek and the IHS Herold Pacesetters Energy Conference, offer high-level leaders and decision-makers the opportunity to interact with our experts; and

•	additional energy solutions include coal, nuclear and renewables.

Major Product Offerings

Energy Critical Information	Global surface and subsurface geologic, engineering, fiscal and political risk information. Key attributes include well, production volumes, basin, scouting, ownership, logs and many other critical details that enable customers to profitably extract oil and gas from every energy province in the world.

Decision Support and Information Delivery Tools	Industry leading analytical tools, such as PETRA, SubPUMP and QUE$TOR, that help customers find oil and gas, model the economic benefits and optimize well performance. Web-based delivery platforms, such as Enerdeq, AccuMap and Edin, provide a proprietary interface, easy-to-use map or text-based access to critical energy information.

Global Exploration and Production Services - GEPS	GEPS reports cover petroleum activity in nearly 200 countries and are used by customers around the world interested in detailed exploration and production activity.

IHS CERA	IHS CERA provides critical knowledge and independent analysis on energy markets, geopolitics, industry trends and strategy that help decision makers anticipate the energy future and formulate timely, successful plans in the face of rapid changes and uncertainty.

IHS Herold	IHS Herold offers online access to databases and research reports, and provides analyst consultation and expert advisory services. Products and service retainers include proprietary research of companies’ transactions and trends in the global energy industry.

Product Lifecycle Domain

IHS Product Lifecycle solutions provide information for customers that allow them to manage a product from conception to research and development on through to production, maintenance and disposal. IHS also provides companies single-source access to specifications and standards that allow them to comply with regulations, optimize direct and indirect supply, and achieve excellence in product design and development. The IHS team works with customers in most industries and segments, with particularly large presences in the aerospace, defense, electronics, telecommunications, construction, energy, and automotive industries to design workflows to enhance quality, reduce costs, and improve productivity. IHS also has a comprehensive proprietary collection of engineering processes, principles and related equations covering more than 250 specific structural and mechanical topics.

Examples of our Product Lifecycle information and analysis include:

•	industry specifications and standards to aid in all phases of a product’s lifecycle;

•	technical attributes and lifecycle information on component parts to drive selection decisions;

•	design methods to aid in complex and capital-intensive research and development;

•	services supporting the management of parts information in factories and plants, critical for maintaining plant uptime, including obsolescence management tools; and

•	government parts and regulatory information.

Major Product Offerings

IHS Standards Expert™	A comprehensive standards management solution, providing desktop access to over 1.2 million standards from 370 Standards Developing Organizations, with tools to search, monitor, access, and manage standards by individuals or project teams worldwide.

IHS 4DOnline Suite	World-class component databases to efficiently research and compare electronic components and fasteners from over 500 suppliers, plus tools and services for managing complex product configurations to ensure component availability, sustainability, and environmental compliance.

IHS Intermat™	Content, software and services to manage Maintenance, Repair and Operations (MRO) materials spend and inventory, by standardizing material descriptions, identifying duplicate and obsolete items and optimizing inventory order points/quantities and lead times.

IHS Haystack® Gold	Tools to manage the complexities of parts procurement, logistics, inventory, and obsolescence planning that includes information on more than 100 million items in the U.S. Federal Supply Catalog and over 70 U.S. Army, Navy, Air Force and related databases.

Specify-it Construction Information Service	UK’s leading online services for construction professionals, delivering key technical information on all aspects of the building, engineering, design and construction processes, allowing organizations to complete projects accurately and on time.

Security Domain

In our increasingly complex and uncertain world, planning to avoid security risks and threats to operations, people, facilities, and resources requires the best experts with the information to fully understand the types and sources of risk organizations face today to stay ahead of potential threats. As a leading provider of global intelligence, IHS is a trusted partner in providing comprehensive, current and accurate information and expertise to companies, governments and agencies around the world to assess and manage security risks.

Through IHS Jane’s and Lloyd’s Register-Fairplay, a large team of dedicated editors, researchers, and analysts monitor, evaluate and report developments in national and international security organization, defense intelligence, terrorism and insurgency, transportation, law enforcement, public safety, and comprehensive maritime Information. Examples of our security information and analysis include:

•	comprehensive information on defense, aerospace and weapons systems world-wide;

•	national and international security analysis on terrorist activities;

•	maritime data such as detailed ship information and tracking, port information and consultancy;

•	risk management assessment on regions and supply chains; and

•	transportation and public safety.

Major Product Offerings

Jane’s Defence Equipment and Technology Intelligence Centre	This comprehensive resource enables users, including governments, armed forces and corporations, to evaluate, identify or define equipment and technology for global defense technologies, including extensive detail on equipment specifications, platforms, versions, dimensions, performance, structure, sub-systems, armaments, and more.

Jane’s Defence Weekly	This world-renowned publication holds an unequalled record for pinpointing geo-political threats, revealing new weapon technology and analyzing military activity around the world. Jane’s Defence Weekly has a reputation for breaking world exclusive news and for expert, meaningful interpretation of what we see on the ground, at sea and in the air; and in boardrooms and command centers throughout the world.

Jane’s All The World’s Aircraft	One-hundred-year-old publication providing technical and production details of all known powered aircraft, currently in or anticipating commercial production, in all countries of the world.

Jane’s Defence Industry and Markets Intelligence Centre	Provides breaking news on the defense industry, detailed executive summaries on global defense equipment, and accurate market trending and analysis, enabling a thorough understanding of country capabilities, potential requirements, and expected actions.

Internet Ships Register	Online access to the latest information on commercial ships (over 299 gross tons) and their owners, operators, managers, and builders.

Fairplay’s International Shipping Weekly	News, analysis, markets summary, topical features, and commentary on the shipping industry.

Environmental Solutions Domain

Environmental sustainability issues are no longer solely about regulatory compliance, but are broader important business concerns. Effective environmental sustainability and chemical management are central components to companies’ strategic planning and management. IHS Environment solutions help companies manage Environmental, Health and Safety (EHS) and sustainability programs — from the corporate level down to individual facilities. By offering a complete portfolio of solutions, from EHS and chemical management software to strategic consulting services for climate change management in a cap and trade environment, IHS is the single source for expert, cost-effective environmental management. Environmental solutions include:

•	greenhouse gas management from compliance to emissions trading;

•	Material Safety Data Sheets (MSDS) and chemical lifecycle management;

•	air, water, and waste data management;

•	sustainability tracking, management, and reporting;

•	transportation and public safety;

•	regulatory compliance management;

•	chemical supply chain greening; and

•	REACh (Registration, Evaluation, Authorization and restriction of Chemicals) compliance.

Major Product Offerings

EHS and Sustainability Information Management Solutions	Environmental, health, safety, and sustainability information management across the enterprise - from incident management to air, water, and waste management, to emissions trading program management–helping move companies from regulatory compliance to corporate sustainability.

MSDS and Total Chemical Management	Solutions covering everything from basic right-to-know MSDS management to total chemical management, including chemical inventory management, chemical request and approval, MSDS data services, onsite chemical inventory services and more.

Chemical Product Stewardship	In-depth analyses of chemical inventories and simple tactics for implementing less-toxic, lower-cost solutions.

HMMS (Hazardous Materials Management System)	Solutions for hazardous materials and hazardous waste management used by the U.S. Government for over a decade, and a leading enterprise solution for comprehensive, cradle-to-grave acquisition, tracking, and compliance reporting for hazardous materials into the hazardous waste stream.

IHS Greenhouse Gas Suite™	Complete software solution for voluntary and mandatory greenhouse gas reporting, cap and trade programs, and more to support country and region-specific protocols

Global Standards and Regulations Management	Comprehensive collection of global regulations and industry standards, combined with powerful compliance lifecycle management capabilities to detect, assess, interpret, and monitor complex domestic and international requirements.

Macroeconomic Forecasting and Competitive Advantage at the Intersection of the Domains

Underlying our domain strategy is an unparalleled foundation of macroeconomic forecasting. IHS Global Insight, the organization that founded modern economic forecasting more than 40 years ago, gives us a platform to deliver unsurpassed market outlook and economic forecasting capabilities for our customers across and at the intersections of all domains, increasing our cross-selling opportunities. Specifically, our capabilities span from detailed forecasts and timely analysis of economic conditions within political, economic, legal, tax, operational, and security environments around the world, to detailed history and forecasts of global price, wage, and manufacturing costs, including commodity prices and labor costs, to forecasting, market-sizing, and risk assessment in a multitude of industries across the world including the Construction, Trade, Pharmaceuticals, IT/Telecommunications, and Consumer Finance sectors.

While each domain represents a significant market opportunity by itself, our point of difference is how we take advantage of the market opportunity where the domains intersect. Increased globalization and a challenging world economy have heightened our customers’ need to integrate their decision-making across all business challenges. For example:

As security issues become a bigger part of production costs, IHS has the potential to use our capabilities in the Security and Product Lifecycle domains to help customers manage product cost with a better understanding of security-related issues that can impact the sourcing of materials and products. Similarly, at the intersection of the Security and Energy information domains, we have the opportunity to help customers understand and manage security issues as a significant driver of cost in exploring for, producing and delivering energy around the world.

At the intersection of the Energy and Environment domains, our customers can look to us for help with their growing need for information and insight as they manage the increasingly important issue of environmental impact from energy exploration, production, and delivery. In addition, between the Environment and Product Lifecycle domains, we have the opportunity to help a wide range of customers understand and manage regulatory compliance and the environmental impact of their manufacturing processes.

With the growing emphasis on climate change, we can use our Environment expertise to help a wide range of customers address the topic of “clean energy” with a suite of products and solutions than can help them understand and apply economic factors, regulations, energy sources, markets (including new markets such as carbon credits), and technology (including new and developing technologies, such as those employed in hybrid vehicles).

Acquisitions

Acquisitions play a key role in expanding our information market leadership and driving profitable growth. IHS has acquired and integrated 26 companies in the last four years. Our acquisition strategy is guided by our need to serve our customers’ most pressing business issues at both the strategic and operating level as well as our goal to deepen our expertise in our four information domains (Energy, Product Lifecycle, Security, and Environment) and the intersection opportunities between the domains such as the area of supply chain management. Our disciplined approach to acquisitions helps us identify opportunities that:

•

provide a strategic/synergistic fit by filling gaps within our targeted information domains, adding capabilities to our suite of technologies and online tools, and enhancing our portfolio of products and services;

•	offer an opportunity to drive more customer value or product continuity with other offerings;

•	add a differentiated value proposition that would be difficult for us to replicate organically;

•	provide the opportunity to add to our human capital depth;

•	share our core values and have a culture complementary to ours;

•	are accretive over a reasonable period of time; and

•	meet our financial criteria.

Customers

We have a diverse customer base ranging from large entities such as governments and multi-national companies to smaller companies and technical professionals. Our solutions are applicable in numerous industries, though we have a particularly large presence in the energy, aerospace, and defense industries, as well as customers in construction, manufacturing, and other industries. We are not dependent upon any single customer, or group of customers, the loss of which would have a material adverse affect on our business.

We serve a global customer base with just under half of our revenues coming from the United States and the remainder from the rest of the world (see “Management’s Discussions and Analysis of Financial Condition and Results of Operations”). Our operating profit from our international operations is typically higher than it is from our U.S. operations.

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

In our Energy information domain, our U.S. well and production data offerings compete with offerings from TGS-NOPEC Geophysical Company and DrillingInfo, Inc., in addition to smaller companies. Certain of our Energy offerings compete with products from Wood Mackenzie Ltd. and Geologic Data Systems, Inc., in addition to other specialized companies. Our Energy domain’s advisory services compete with PFC Energy in addition to other smaller consulting companies.

In the Product Lifecycle, Security, and Environment domains, we compete against a fragmented set of companies. In the Product Lifecycle domain, we compete with SAI Global’s ILI, Thomson Corporation’s Techstreet™, and some of the Standards Developing Organizations. Also within that domain, our parts offerings compete with products from PartMiner, Inc., SAI Global’s ILI, Total Parts Plus, Inc., GlobalSpec, and Thomas Publishing Company, among others.

In the Security domain, we compete against large publishers such as McGraw-Hill and Gannett as well as smaller niche players such as Armada International, Forecast International, and Control Risks, among others. The Environment information domain is highly fragmented. Primary competition in this marketplace comes from SAP and small niche players like Enablon. IHS Global Insight competes with a variety of niche players as well as with the Economist Intelligence Unit.

Product Development and Technology

IHS Product Development and Technology executes our strategy of advancement in quality, efficiency, productivity, and margin growth. Our product development efforts and use of technology focus on the collection, management, and delivery of Critical Information and Insight to customers through our offerings. We continuously update and enhance our strategic content framework and repositories through proprietary methods and the use of technology.

Our product development teams create customer solutions by integrating our information with proprietary and widely used decision-support technology, thus producing critical information solutions designed for the needs of our customers. Our product development teams have also created proprietary web services and application interfaces that enhance access to our information. These services allow our customers to integrate our information with other data, business processes, and applications (e.g., computer-aided design, enterprise resource planning, supply chain management, and product data/lifecycle management).

Sales and Marketing

Our sales and marketing teams are organized to support our three geographic segments. Thus, our customer-facing efforts are aligned with our customers and their local markets to best serve them and their needs. “Customers First,” our program to understand both current customer satisfaction levels and opportunities to be addressed, provides additional direction to sales and marketing about key areas of focus.

Within each of our geographic segments, our sales force is generally organized based on the size of our customers and our expertise in key customer industries. Our global account management teams generally address the needs of our largest customers. Other customers’ sales and renewal efforts are served by our external sales teams, inside sales, e-commerce, and our network of dealers and partners.

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

We use a dealer network to reach customers in locations where it is not cost-effective to use our sales teams or maintain a sales office. We have over 80 dealers that are independent contractors. Some dealers are focused only on our offerings, but many dealers provide other products and services as part of a broad array of information offerings for their customers in their select geography. Revenue generated by dealers represents less than three percent of our total revenue.

Our marketing teams are organized at the corporate, regional, and product levels. Our corporate team provides strategic marketing programs and training resources while also focusing on new directions for the product line-up. Corporate marketing works closely with corporate communications and branding experts in continuing to build the IHS brand and articulate our value story to raise the visibility of IHS products and services to new and continuing customers. Our regional marketing teams work alongside and support our regional sales teams both by driving brand awareness and demand generation at the local level. We tailor marketing programs by target audience and regionally leverage a marketing mix of events, e-marketing, advertising, sales collateral, and public relations.

Our product management teams are primarily responsible for ensuring that our offerings are meeting the needs of our customers. These teams conduct ongoing market research to understand changing needs within our targeted industries and customer types. These teams also study industries we do not currently target to determine if there are potential customers that could benefit from our offerings.

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

Intellectual property licensed from third parties, including Standards Development Organizations (“SDOs”), is a vital component of our offerings and, in many cases, cannot be independently replaced or recreated by us or others. We have longstanding relationships with most of the SDOs, government agencies, and manufacturers from whom we license information. Almost all of the licenses that we rely upon are nonexclusive and expire within one to two years unless renewed.

We maintain more than 400 trademarks registered around the world that we will need to renew from time to time. In addition, we have applied for patents in the United States relating to digital rights management, remote access printing, and print on demand. See “Risk Factors—We may not be able to protect intellectual property rights.”

Employees

As of November 30, 2009, we had approximately 4,100 employees located around the world. None of our employees are represented by a collective bargaining agreement and we consider our employee relations to be good.

Financial Information about Segments

See “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 18” of our Notes to Consolidated Financial Statements for information with respect to each segment’s revenues, profits or losses, and total assets.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available, without charge, on our website, www.ihs.com, as soon as reasonably practicable after they are filed electronically with the SEC. We have also posted our code of ethics on our website. Copies of each of these documents are also available, without charge, from IHS Investor Relations and Corporate Communications, 15 Inverness Way East, Englewood, CO 80112.

We routinely post important information on our website under the “Investor Relations” link, so please check www.ihs.com.

Item 1A.	Risk Factors

In addition to the other information provided in this report, you should carefully consider the risks described in this section. The risks described below are not the only risks that could impact our business—other risks currently deemed minor or additional risks not currently known to us could also impact our business. These and other factors could materially and adversely impact our business, financial condition, and results of operations. In that case, the trading price of our common stock could decline and you could lose all or part of your investment. Note that this section includes forward-looking statements and future expectations as of the date of this annual report.

Growth and Acquisitions

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

Our cost reduction and restructuring initiatives may not result in anticipated savings or more efficient operations.

Over the past several years, we have implemented, and are continuing to implement, significant strategic initiatives to reduce our cost structure, standardize our operations, and improve our ability to grow. We have made significant investments, including our investment in new billing software. We have begun to implement our billing software into a global system. There is a risk that we may not realize the full potential benefit of these investments, that implementation of our strategic initiatives may be disruptive to our operations, or that cost overruns could have material adverse effects on our results of operations.

If we are unable to successfully identify or effectively integrate acquisitions, our financial results may be adversely affected.

We intend to continue to selectively pursue acquisitions to complement our organic growth. There can be no assurance that we will be able to identify suitable candidates for successful acquisitions at acceptable prices. In addition, our ability to achieve the expected returns and synergies from our past and future acquisitions and alliances depends in part upon our ability to integrate the offerings, technology, administrative functions, and personnel of these businesses into our business in an efficient and effective manner. We cannot assure you that we will be successful in integrating acquired businesses or that our acquired businesses will perform at the levels we anticipate. In addition, our past and future acquisitions may subject us to unanticipated risks or liabilities or disrupt our operations.

Subscription Renewals

If we are unable to consistently renew subscriptions for our offerings, our results could weaken.

Much of our revenue is based on subscriptions to our offerings. In 2009, we derived approximately 77% of our revenues from subscriptions, most of which were for a term of one year. Our results depend on our ability to achieve and sustain high annual renewal rates on existing subscriptions and to enter into new subscription arrangements on commercially acceptable terms. Our failure to achieve high annual renewal rates on commercially acceptable terms would have a material adverse effect on our business, financial condition, and operating results.

International Operations

Our international operations are subject to exchange rate fluctuations and other risks relating to operations outside of the U.S.

We operate in over 100 countries around the world and a significant part of our revenue comes from international sales. In 2009, we generated approximately 47% of our revenues from sales outside the United States. We expect to increase our global operations over time. We earn revenues, pay expenses, own assets, and incur liabilities in countries using currencies other than the U.S. dollar, including among others the British pound, the Canadian dollar, and the Swiss franc. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income, expenses, and the value of assets and liabilities into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other major currencies will affect our net operating revenues, operating income, and the value of balance sheet items denominated in foreign currencies. Because of the geographic diversity of our operations, weaknesses in some currencies might be offset by strengths in others over time. We may use derivative financial instruments to reduce our net exposure to currency exchange rate fluctuations. However, significant fluctuations in exchange rates between the U.S. dollar and other currencies may adversely affect our net revenues, balance sheet, and operating profit.

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

Operations outside of the United States may be affected by changes in trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment; unexpected changes in regulatory requirements; social, political, labor or economic conditions in a specific country or region; and difficulties in staffing and managing foreign operations. In addition, we must manage the uncertainties of obtaining data and creating solutions that are relevant to particular geographic markets; differing levels of intellectual property protection in various jurisdictions; and restrictions or limitations on the repatriation of funds. Our inability to manage this risk could have a materially adverse effect on our business, operating results, and financial condition.

Personnel and Contractors

The loss of, or the inability to attract and retain, key personnel could impair our future success.

Our future success depends to a large extent on the continued service of our employees, including highly skilled subject matter experts as well as personnel in sales, marketing, product development, critical operational roles, and management including our executive officers. We must maintain our ability to attract, motivate, and retain highly qualified employees in order to support our customers and achieve business results. The loss of the services of one or more of our key personnel or our inability to recruit replacements for such personnel or to otherwise attract, motivate, or retain qualified personnel could have a materially adverse effect on our business, operating results, and financial condition.

We rely on a network of independent contractors and dealers whose actions could have an adverse effect on our business.

We obtain some of our critical information from independent contractors, particularly for offerings that support our Energy domain strategy and for certain offerings of our IHS Jane’s business. In addition, we rely on a network of dealers to sell our offerings in locations where we do not maintain a sales office or sales teams. These independent contractors and dealers are not employees of our company. As a result, we are limited in our ability to monitor and direct their activities. The loss of a significant number of these independent contractors or dealers could disrupt our information-gathering efforts or our sales, marketing, and distribution activities. In addition, if any actions or business practices of these individuals or entities violate our policies or procedures or are otherwise deemed inappropriate or illegal, we could be subject to litigation, regulatory sanctions, or reputation damage, any of which could have a materially adverse affect our business.

As part of our strategic business model, we outsource certain operations and engage independent contractors to perform work in various locations around the world. By entering into these independent contractor arrangements relying on them for critical business functions, we face risks that one or more independent contractors may unexpectedly cease operations, that they may perform work that deviates from our standards, that events in a given region may disrupt the independent contractor’s operations, or that we may not be able to adequately protect our intellectual property. If these or other unforeseen risks were to occur, they could materially adversely affect our business.

Systems and Technology

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

We could experience system failures or capacity constraints that could interrupt the delivery of our offerings to customers and ultimately cause us to lose customers.

Our ability to provide reliable service largely depends on the efficient and uninterrupted operation of our computer network systems and data centers. Some of these systems have been outsourced to third-party providers. Any significant interruptions could severely harm our business and reputation and result in a loss of customers and large expenses to repair or replace equipment or facilities. Our systems and operations could be exposed to damage or interruption from power disruption, fire, flood, telecommunications failure, unauthorized entry and computer viruses, terrorism, loss or incapacitation of staff, or other natural or man-made disasters. While we have taken and are taking steps to prevent a system failure, including backup disaster recovery systems, those steps may not be effective. In addition, our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur. Our products could be affected by failures of the Internet or other technology over which we have no control. Material failures or problems with our systems or offerings could force us to incur significant costs to remedy the failures or problems, decrease customer demand for our products, tarnish our reputation, or materially harm our business.

Intellectual Property

We may not be able to protect intellectual property rights.

We rely on copyright laws and nondisclosure, license, and confidentiality arrangements to protect our proprietary rights as well as the intellectual property rights of third parties whose content we license. However, it is not possible to prevent all unauthorized uses of these rights. We cannot assure you that the steps we have taken to protect our intellectual property rights, and the rights of those from whom we license intellectual property, are adequate to deter misappropriation or that we will be able to detect unauthorized uses and take timely and effective steps to remedy this unauthorized conduct. In particular, a significant portion of our revenues are derived internationally including jurisdictions where protecting intellectual property rights may prove even more challenging. To prevent or respond to unauthorized uses of our intellectual property, we might be required to engage in costly and time-consuming litigation and we may not ultimately prevail.

We depend on content obtained through agreements with third parties to support many of our offerings and the failure to maintain these agreements on commercially reasonable terms could prove harmful to our business.

Certain of our offerings include content that is either purchased or licensed from third parties. In particular, our Specs and Standards offerings that support our Product Lifecycle domain strategy rely on information licensed from SDOs. Offerings that rely upon SDO information accounted for approximately 20% of our total revenue in 2009. We believe that the content licensed from many of these third parties, particularly the SDOs, cannot be obtained from alternate sources on favorable terms, if at all. Our license agreements with these third parties are generally nonexclusive and many are terminable on less than one year’s notice. In addition, third parties such as the SDOs compete with one another and us. As a result, we may not be able to maintain or renew these agreements at cost-effective prices, or these third parties might restrict or withdraw their content from us for competitive or other reasons, which could adversely affect the quality of our offerings and our business, operating results, and financial condition.

We may be exposed to litigation related to content we make available to customers, and we may face legal liability or damage to our reputation if our customers are not satisfied with our offerings or if our offerings are misused.

As discussed above, our business relies on licensing and delivering intellectual property to our customers and obtaining intellectual property from our suppliers. Accordingly, we may face potential liability for, among other things, breach of contract, negligence, and copyright and trademark infringement. We also rely upon our professional reputation as an important factor in attracting and retaining our customers and in building relationships with third parties. Damage to our reputation for any reason could materially adversely affect our ability to attract and retain customers, employees, and information suppliers. In addition, if the information in our offerings is incorrect for any reason, or if it is misused or used inappropriately, we could be subject to reputation damage or litigation that could exceed the value of any insurance or legal remedies and materially adversely affect our business.

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

Competition and Market Factors

We operate in competitive markets, which may adversely affect our market share and financial results.

Some of our competitors focus on product categories within our targeted industries while others have significant financial and information-gathering resources, recognized brands, technological expertise, and market experience. We believe that competitors are continuously enhancing their products and services, developing new products and services, and investing in technology to better serve the needs of their existing customers and to attract new customers. Competitors may develop products and services that are superior to or that achieve greater market acceptance than our products and services. The sizes of our competitors vary across the markets we serve, as do the resources we have allocated to those markets. Some of our competitors may have significantly greater financial, technical, marketing, or other resources than we do in one or more of our markets.

We face competition in specific industries and with respect to specific offerings. We may also face competition from organizations and businesses that have not traditionally competed with us but that could adapt their products and services to meet the demands of our customers. Increased competition may require us to reduce the prices of our offerings or make additional capital investments that could adversely affect our margins.

Some of the critical information we use in our offerings is publicly available in raw form at little or no cost. The Internet, widespread availability of sophisticated search engines, and pervasive wireless data delivery have simplified the process of locating, gathering, and disseminating information, potentially diminishing the perceived value of our offerings. If users choose to obtain the critical information they need from our competitors, content providers such as SDOs, or public sources, our business, financial condition, and results of operations could be adversely and materially affected.

We are affected by conditions and trends in our targeted industries, which may inhibit our ability to grow or otherwise adversely affect our business.

Our business, financial condition, and results of operations depend upon conditions and trends affecting the industries in which our customers do business. Examples of such industries include energy, defense, aviation, and manufacturing. It is possible that the global economic decline or a decline in several of our customers’ industries, for any reason, could adversely impact our customers and thus reduce our revenues. Our ability to grow will depend in part upon the growth of these industries as well as our ability to increase sales of our offerings to customers in these industries. It is possible that, if we fail to manage our sales and marketing efforts, consolidation of businesses could reduce our current and potential customers and could have a material adverse effect on our business. Moreover, the larger organizations resulting from consolidation could have greater bargaining power, which could adversely affect the pricing of our offerings. Factors that adversely affect revenues and cash flows in our customers’ industries, including operating results, capital requirements, regulation, and litigation, could reduce the funds available to them to purchase our offerings. Our failure to maintain our revenues or margins could have a material adverse effect on our business, financial condition, and operating results.

Continued disruption in credit markets and governmental policy changes may adversely affect our business, financial condition, and results of operations.

Ongoing disruptions in the financial and credit markets that began in late 2008 may adversely affect our business and our financial results. The tightening of credit markets may reduce the funds available to our customers to buy our products and services, cause disruptions in the customer’s business, force consolidations of our customers, and drive some customers out of business entirely. It may also result in customers extending times for payment and may result in our having higher customer receivables with increased default rates. General concerns about the fundamental soundness of local and global economies may also cause customers to reduce their purchases from us even if they have cash or if credit is available to them. If for any reason we lose access to our currently available lines of credit, or if we are required to raise additional capital, we may be unable to do so in the current credit and stock market environment, or we may be able to do so only on unfavorable terms.

Stockholder Value

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

Facilities

We own two office buildings in Englewood, Colorado, which comprise our headquarters, and other office buildings in Tetbury, England; Geneva, Switzerland; and Johannesburg, South Africa. We also lease space for a total of 71 offices in 21 countries. Our office locations include Cambridge and Lexington, Massachusetts; Dallas, Grapevine, Midland, Onalaska, and Houston, Texas; Salt Lake City, Utah; Tempe, Arizona; Tulsa and Oklahoma City, Oklahoma; Mountain View, California; Warner Robbins AFB, Georgia; New York, New York; Centennial and Denver, Colorado; Norwalk, Connecticut; Washington, D.C.; Miami, Florida; Rockville, Maryland; Troy, Michigan; Columbia, Missouri; Lake Oswego, Oregon; Eddystone, Pennsylvania; Alexandria, Virginia; Moscow, Russia; Rio de Janeiro, Brazil; Stockholm and Gothenberg, Sweden; Eastwood, Australia; Copenhagen, Denmark; Milan, Italy; Tokyo, Japan; Singapore; Gdansk, Poland and Hong Kong S.A.R. We also lease space at five locations in Canada, eight locations in the United Kingdom, two locations in Germany, one location in South Africa, two locations in Mexico, two locations in Malaysia, four locations in China, two locations in France, two locations in India and two locations in the United Arab Emirates.

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

No matters were submitted to a vote of our stockholders during the fourth quarter of the 2009 fiscal year.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock is quoted on the New York Stock Exchange under the symbol “IHS”. The following table sets forth for the indicated periods the high and low sales prices per share for our Class A common stock on the New York Stock Exchange:

Fiscal Year 2009 Quarters Ended:	High	Low
February 28, 2009	$48.99	33.15
May 31, 2009	49.94	36.15
August 31, 2009	51.45	44.65
November 30, 2009	54.93	47.25

Fiscal Year 2008 Quarters Ended:	High	Low
February 29, 2008	$72.19	$54.73
May 31, 2008	71.59	58.72
August 31, 2008	70.94	56.08
November 30, 2008	64.64	29.12

We have been advised by our transfer agent, American Stock Transfer, that we had 17 holders of record of our Class A Common Stock as of January 11, 2010. Based on reports of security position listings compiled for the prior year’s annual meeting of shareholders, we believe we may have in excess of 6,700 beneficial holders of our Class A Common Stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of the end of the fiscal year 2009 with respect to compensation plans under which equity securities are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)		Weighted- average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands)
	(a)		(b)		(c)
Equity compensation plans approved by security holders	3,457	(1)	$35.96	(2)	3,384
Equity compensation plans not approved by security holders	N/A		N/A		N/A
Total:	3,457		$35.96		3,384

(1)	Includes 3.3 million restricted stock units and deferred stock units payable over the next four years that were issued to employees and directors with no exercise price or other consideration. Performance-based units are reported at maximum payout levels. Excludes 29,917 restricted stock awards issued to employees that are currently counted in our total shares of Class A common stock. As of November 30, 2009, there were 0.2 million stock options outstanding under our equity compensation plans approved by stockholders.

(2)	Calculation of the weighted-average exercise price is only applicable for the 0.2 million stock options described in footnote 1 above.

Issuer Purchases of Equity Securities

During fiscal year 2009, we withheld shares of our common stock from the vesting of employee equity awards to fund employee statutory withholding tax requirements. As shares vest and tax withholdings come due, IHS withholds enough shares in treasury to cover the tax liability and make a payment to the tax authority out of corporate cash. Full year 2009 funding was $10.5 million and 229,060 shares.

Period	Total Number of Shares Withheld (1)	Average Fair Market Value per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
December 1 - December 31, 2008	11,345	$35.47	—	—
January 1 - January 31, 2009	80,165	$45.04	—	—
February 1 - February 28, 2009	39,965	$44.09	—	—
March 1 - March 31, 2009	4,091	$37.42	—	—
April 1 - April 30, 2009	5,498	$41.81	—	—
May 1 - May 31, 2009	27,988	$47.78	—	—
June 1 - June 30, 2009	8,322	$49.60	—	—
July 1 - July 31, 2009	32,241	$49.12	—	—
August 1 - August 31, 2009	635	$48.80	—	—
September 1 - September 30, 2009	5,035	$48.98	—	—
October 1 - October 31, 2009	11,039	$51.70	—	—
November 1 - November 30, 2009	2,736	$50.69	—	—

Total	229,060	$45.75	—	—

(1)	Since we simply withhold shares, rather than buying them in the open market, we do not consider this a share buyback program. Nevertheless, we anticipate that this program will help reduce the dilutive impact of employee equity awards.

Performance Graph

The following graph compares our total shareholder return with the Standard & Poors Composite Stock Index (S&P 500) and a peer index representing the total price change of The Advisory Board Committee, The Dun & Bradstreet Corporation, Equifax Inc, The Corporate Executive Board Company, FactSet Research Systems Inc., Fair Isaac Corporation, Gartner, McGraw-Hill, Moody’s, Risk Metrics Group, and The Thomson Corporation.

The graph assumes a $100 cash investment on November 11, 2005 (IHS first trading day as a public company) and the reinvestment of all dividends. This graph is not indicative of future financial performance.

COMPARISON OF CUMULATIVE TOTAL RETURN

Among IHS Inc., S&P 500 Index, and Peer Group

Value of $100.00 investment in stock or index:

	11/11/2005	11/30/2005	11/30/2006	11/30/2007	11/30/2008	11/30/2009
IHS	$100.00	$112.63	$216.67	$410.18	$212.22	$294.04
Peer Group	$100.00	$103.16	$119.68	$105.76	$66.57	$76.88
S&P 500	$100.00	$101.20	$113.44	$119.96	$72.59	$88.74

Item 6.	Selected Financial Data

You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Form 10-K.

	Years Ended November 30,
	2009	2008	2007	2006	2005
	(In thousands, except per-share amounts)
Statement of Operations Data:
Revenue	$967,300	$844,030	$688,392	$550,770	$476,117
Operating expenses:
Cost of revenue(1)	410,016	372,731	302,558	252,423	228,172
Selling, general and administrative(1)	332,518	295,523	249,583	200,719	166,845
Depreciation and amortization	49,146	39,410	25,478	15,714	11,419
Restructuring and offering charges (credits)	(735)	12,089	(154)	3,103	13,703
(Gain) loss on sales of assets, net	(365)	(328)	(758)	56	(1,331)
Net periodic pension and post-retirement benefits	(2,684)	(3,704)	(668)	(2,745)	(3,355)
Other expense (income), net	(412)	(5,202)	(4,249)	1,315	(1,188)

Total operating expenses	787,484	710,519	571,790	470,585	414,265

Operating income	179,816	133,511	116,602	80,185	61,852
Interest income	1,088	3,162	6,784	5,974	3,485
Interest expense	(2,217)	(2,482)	(720)	(847)	(768)

Non-operating income (expense), net	(1,129)	680	6,064	5,127	2,717

Income from continuing operations before income taxes, minority interests, and discontinued operations	178,687	134,191	122,666	85,312	64,569
Provision for income taxes	(41,580)	(38,512)	(38,827)	(26,879)	(20,376)

Income from continuing operations before minority interests, equity investment and discontinued operations	137,107	95,679	83,839	58,433	44,193
Income from equity investments	—	3,327	—	—	—
Minority interests	(2,144)	(13)	(64)	(168)	(146)

Income from continuing operations	134,963	98,993	83,775	58,265	44,047
Discontinued operations (1)
Loss from discontinued operations, net	—	—	—	(1,920)	(2,250)

Net income	$134,963	$98,993	$83,775	$56,345	$41,797

Income from continuing operations per share:
Basic (Class A and Class B common stock)	$2.14	$1.60	$1.41	$1.03	$0.80

Diluted (Class A and Class B common stock)	$2.11	$1.57	$1.39	$1.03	$0.79

Net income per share:
Basic (Class A and Class B common stock)	$2.14	$1.60	$1.41	$1.00	$0.76

Diluted (Class A and Class B common stock)	$2.11	$1.57	$1.39	$0.99	$0.75

Balance Sheet Data (as of period end):
Cash and cash equivalents	$124,201	$31,040	$148,484	$180,034	$132,365
Total assets	1,675,588	1,436,180	1,323,807	944,301	807,156
Total long-term debt and capital leases	141	—	37	74	262
Total stockholders’ equity	1,013,678	801,055	840,908	565,191	477,180

(1)	Includes stock-based compensation expense as follows:

	Years Ended November 30,
	2009	2008	2007	2006	2005
	(In thousands)
Cost of revenue	$2,564	$1,361	$1,142	$2,882	$551
Selling, general and administrative	54,548	38,611	29,299	18,820	4,721
Discontinued operations	—	—	—	254	—

Total stock-based compensation expense	$57,112	$39,972	$30,441	$21,956	$5,272

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the information in this Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including, without limitation, certain statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the headings “Forward-Looking Statements” and “Risk Factors.”

The following discussion of our financial condition and operating results should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and accompanying notes included in this Form 10-K.

Executive Summary

Corporate Strategy

IHS is the leading source of critical information and insight in pivotal areas that shape today’s global business landscape: Energy, Product Lifecycle, Security, and Environment, all supported by extensive expert analysis and Macroeconomic Forecasting. Businesses and governments rely on the comprehensive information and expert analysis of IHS to make high-impact decisions and develop strategies with speed and confidence. IHS employs about 4,100 colleagues in 28 countries.

Our vision is to be the Source for Critical Information and Insight that powers growth and value for our customers. We intend to be the source that customers trust, rely upon and come to first when they need to better understand the present and anticipate the future.

Our strategy is designed to allocate the company’s resources in the most optimal manner to achieve our four externally benchmarked corporate objectives. See “Business – Corporate Objectives.” Our strategy has several key elements:

•	an unrelenting focus on Customers First, which drives our actions, decisions and investments;

•	offering our customers a uniquely broad scope of proprietary information and analysis that is critical to addressing their evolving business challenges and managing their workflows;

•	enhancing our offerings through organic development, focused partnerships and acquisitions that reinforce and strengthen the uniqueness, scale and scope of what we do; and

•	investing in our people and supporting them with systems and processes to continuously expand our potential.

Organization

To best serve our customers and be as close to them as possible, we are organized by geographies. We also prepare our financial reports and analyze our business according to our geographic organization. Our three reportable geographic segments are: Americas, which includes the United States, Canada, and Latin America; EMEA, which includes Europe, the Middle East, Africa, and India; and APAC, or Asia Pacific.

This integrated global organization makes it easier for our customers to do business with us by providing a cohesive, consistent, and effective sales-and-marketing approach in each geography. By structuring our business around customers and the regions in which they reside, we are better able to serve the unique needs of our customers in their local markets and globally. A regional structure provides a solid foundation for profitable growth as it provides an efficient method of bringing new products and services to customers, and supports growth in existing accounts and with new customers and markets.

IHS has continued to build a sustainable advantage in target markets by employing a strategy that aligns our Critical Information into four pivotal areas that impact today’s global businesses: Energy, Product Lifecycle, Security, and Environment, all supported by extensive expert analysis and Macroeconomic Forecasting.

Our domains represent significant opportunities globally, and address customer needs in virtually every industry, in all regions. We focus on these domains because we believe they are where we have the best and most significant market opportunities to be the Source for Critical Information and Insight for our customers.

These domains are often inter-related and inter-linked. The intersections between them represent areas of critical interest for our customers and further market opportunities for IHS where we can capitalize on our deep and vast information capabilities and expertise.

Business Combinations

On March 3, 2008, we acquired Prime Publications Limited (Prime), which owned a 50% interest in the Lloyd’s Register-Fairplay Limited (Fairplay) joint venture, a leading source of global maritime information. Fairplay is the pre-eminent brand name in the maritime information industry and the only organization that provides comprehensive details of the current world merchant fleet (tankers, cargo, carrier and passenger ships) and a complete range of products and services to assist the world’s maritime community. The investment in Fairplay was the primary asset of Prime. IHS accounted for the joint venture under the equity method of accounting from March 2008 through November 30, 2008. As of December 1, 2008, we obtained an additional 0.1% ownership interest and a majority position on the venture’s governing board giving us a 50.1% controlling interest in the joint venture and accordingly began consolidating Fairplay within our results. On June 17, 2009, we acquired the remaining 49.9% of Fairplay from Lloyd’s Register giving us 100% ownership of Fairplay. The remaining 49.9% interest was acquired for approximately $64 million.

On September 2, 2009, we acquired LogTech Canada Ltd. (LogTech), a leader in the development of pragmatic and cost-effective software solutions, services and digital log data for the petroleum industry. We acquired LogTech for approximately $3 million, net of cash acquired.

On September 17, 2009, we acquired Environmental Support Solutions, Inc. (ESS), a leading provider of environmental, health and safety and crisis management software for enterprise sustainability, for approximately $59 million, net of cash acquired.

Our consolidated financial statements include the results of operations and cash flows for these business combinations beginning on their respective dates of acquisition. As noted above, we began consolidating Fairplay on December 1, 2008 upon our gaining control over the venture. Prior thereto, our investment in Fairplay was accounted for under the equity method.

Segments

We generate just under half of our total revenue from outside the United States. Our primary operations outside the United States are in the United Kingdom, Canada, and Switzerland.

The table below presents the split of revenue by each of our three segments:

	2009	2008	2007
Americas revenue	62%	62%	62%
EMEA revenue	30%	31%	31%
APAC revenue	8%	7%	7%

Total revenue	100%	100%	100%

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

Global Operations

We serve some of the world’s largest corporations across multiple industries, as well as governments and other organizations, in more than 100 countries. We generated $458 million of revenue outside the United States during the year ended November 30, 2009, which represented slightly less than half of our total revenue. Our primary operations outside the United States are in the United Kingdom, Canada, and Switzerland.

Our international operations expose us to foreign-currency risk. Fluctuations in foreign currency rates increased (decreased) our revenues by $(36.8) million, $(2.6) million and $15.0 million for the years ended November 30, 2009, 2008 and 2007, respectively, and increased (decreased) our operating income by $(5.1) million, $1.0 million and $4.4 million for the same respective periods. See “Qualitative and Quantitative Disclosures About Market Risk—Foreign Currency Risk.”

Restructuring Charges

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

Related to the acquisition of Global Insight in October 2008, we established a plan to streamline the operations of Global Insight and eliminate redundancies as a result of this acquisition. This plan included certain reductions in personnel as well as certain facility consolidations related to this acquisition. This restructuring plan was recorded in the original preliminary purchase accounting in 2008 and subsequently finalized in 2009.

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

A large portion of our operating expenses are not directly variable with volume sold, particularly in our subscription-based business. Within certain product offerings, a portion of our revenue is driven from the sale of specifications and standards, a portion of the content for which is obtained from SDOs.

Stock-based compensation expense. We have issued equity-based compensatory awards, almost exclusively restricted stock units, for which we will record the cost over their vesting period. The typical vesting period is three years, and none of the grants exceed five years. As of November 30, 2009, we had approximately 2.7 million stock-based awards outstanding, of which approximately 1.2 million were performance-based awards, assuming target payout of the performance awards. For our highest-ranking employees, 100 percent of their annual grants are typically performance-based awards. The vesting of the performance shares granted to date is principally based on achieving certain financial performance levels during the fiscal years 2010 and 2011.

As of November 30, 2009, we have estimated that the target number of shares issuable for the 2010 and 2011 fiscal years will vest. Using these estimates in addition to estimated 2010 grants, projected share-based compensation expense for 2010 is expected to be around $65 million. Grant date fair values that differ from our projections or a change in the actual performance levels achieved by the Company could result in a change in the actual amount of stock based compensation that we recognize. For example, in the event we do not achieve the projected performance metrics for 2010 or 2011, our stock based compensation expense would decrease. Conversely, if we exceed the projected performance metrics, our stock-based compensation would increase.

Pension and post-retirement benefits. We have one defined-benefit plan that covers the majority of our employees in the U.S. (US RIP), and another defined benefit plan that covers a limited number of our employees in the U.K. (UK RIP). These plans were underfunded as of November 30, 2009. We also have postretirement plans in the U.S. that provide medical benefits for certain retirees and eligible dependents. Lastly, we have an unfunded Supplemental Income Plan (SIP), which is a non-qualified pension plan, for certain company personnel.

Net periodic pension and post-retirement benefits are historically comprised of U.S. pension income, U.K. pension expense, U.S. post-retirement benefit income and SIP expense shown on a net basis. Net periodic pension and post-retirement benefits income were comprised of the following:

	Years Ending November 30,
	2009	2008	2007
	(In thousands)
Net pension (income) expense	$(450)	$(1,681)	$1,281
Post-retirement benefit income	(2,234)	(2,023)	(1,949)

Net periodic pension and post-retirement benefits income	$(2,684)	$(3,704)	$(668)

We expect pension expense of between $3 to $5 million in fiscal year 2010.

Provision for income taxes. Our effective tax rate was 23.3%, 28.7%, and 31.7% in the years ended November 30, 2009, 2008, and 2007, respectively. We expect our fiscal year 2010 effective tax rate to be slightly higher than the fiscal year 2009 rate. See our consolidated financial statements included elsewhere in this Form 10-K.

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

Revenue Recognition

The majority of our offerings are provided under agreements containing standard terms and conditions. In our non-standard agreements, we make judgments to determine how to appropriately account for them. These judgments generally involve assessments regarding matters such as:

•	whether sufficient legally binding terms and conditions exist;

•	whether customer acceptance has been achieved; and

•	progress on certain consulting projects where revenue is recognized on a proportional performance basis.

We evaluate the binding nature of the terms and conditions of our agreements, as well as whether customer acceptance has been achieved, and evaluate progress on deliverables based on management’s judgments, and as appropriate, advice from legal counsel.

Historically, our judgments have been accurate because we have not experienced significant disputes with our customers regarding the timing and acceptance of delivered products and services. However, our actual experience in future periods with respect to binding terms and conditions and customer acceptance may differ from our historical experience.

Business Combinations

We allocate the total cost of an acquisition to the underlying net assets based on their respective estimated fair values. As part of this allocation process, we identify and attribute values and estimated lives to the intangible assets acquired. These determinations involve significant estimates and assumptions regarding multiple, highly subjective variables, including those with respect to future cash flows, discount rates, asset lives, and the use of different valuation models and therefore require considerable judgment. Our estimates and assumptions may be based, in part, on the availability of listed market prices or other transparent market data. These determinations will affect the amount of amortization expense recognized in future periods. We base our fair value estimates on assumptions we believe to be reasonable but are inherently uncertain. Depending on the size of the purchase price of a particular acquisition as well as the mix of intangible assets acquired, our financial results could be materially impacted by the application of a different set of assumptions and estimates.

Goodwill and Other Intangible Assets

We review the carrying values of identifiable intangible assets with indefinite lives and goodwill at least annually to assess impairment because these assets are not amortized. Additionally, we review the carrying value of any intangible asset or goodwill whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Examples of such events or changes in circumstances, many of which are subjective in nature, include significant negative industry or economic trends, significant changes in the manner of our use of the acquired assets or our strategy, a significant decrease in the market value of the asset, and a significant change in legal factors or in the business climate that could affect the value of the asset. We assess impairment by comparing the fair value of an identifiable indefinite-lived intangible asset or goodwill with its carrying value. The determination of fair value involves significant management judgment as described further below. Impairments are expensed when incurred. Specifically, we test for impairment as follows:

Intangible assets subject to amortization

An intangible asset that is subject to amortization is reviewed when impairment indicators are present. We compare the expected undiscounted future operating cash flows associated with finite-lived assets to their respective carrying values to determine if the asset is fully recoverable. If the expected future operating cash flows are not sufficient to recover the carrying value, we estimate the fair value of the asset. Impairment is recognized when the carrying amount of the asset is not recoverable and is measured as the amount by which the carrying value exceeds fair value. The projected cash flows require several assumptions related to, among other things, relevant market factors, revenue growth, if any, and operating margins. We also assess the economic life of the assets and amortize the assets over these periods. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial results.

Indefinite-lived intangible assets

We perform an impairment test for indefinite-lived intangible assets by comparing the asset’s fair value to its carrying value on at least an annual basis. An impairment charge is recognized if the asset’s estimated fair value is less than its carrying value.

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

Goodwill

We test goodwill for impairment on a “reporting unit” level on at least an annual basis. A reporting unit is a group of businesses (i) for which discrete financial information is available and (ii) that have similar economic characteristics. We test goodwill for impairment using the following two-step approach:

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

•

If necessary, in the second step, we allocate the fair value of the reporting unit to the assets and liabilities of the reporting unit as if it had just been acquired in a business combination and as if the purchase price was equivalent to the fair value of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is referred to as the implied fair value of goodwill. We then compare that implied fair value of the reporting unit’s goodwill to the carrying value of that goodwill. If the implied fair value is less than the carrying value we recognize an impairment loss for the excess.

Using different estimates or assumptions within our discounted cash flow model when determining the fair value of our reporting units or using a methodology other than a discounted cash flow model could result in different values for reporting units and could result in an impairment charge.

Income Taxes

Significant judgment is required in determining our provision for income taxes, current tax assets and liabilities, deferred tax assets and liabilities, our future taxable income for purposes of assessing our ability to realize future benefit from our deferred tax assets and recorded reserves related to uncertain tax positions. A valuation allowance is established to reduce our deferred tax assets to the amount that is considered more likely than not to be realized through the generation of future taxable income and other tax planning opportunities. To the extent that a determination is made to establish or adjust a valuation allowance, the expense or benefit is recorded in the period in which the determination is made.

If actual results differ from estimates we have used, or if we adjust these estimates in future periods, our operating results and financial position could be materially affected.

Pension and Postretirement Benefits

We have defined benefit plans that cover the majority of our employees in the U.S. and a limited number of employees in the U.K. We also have postretirement plans in the U.S. that provide medical benefits for certain retirees and eligible dependents. The applicable accounting guidelines require that management make certain assumptions relating to the long-term rate of return on plan assets, discount rates used to measure future obligations and expenses, salary increases, inflation, health-care-cost-trend rates and other assumptions. We believe that the accounting estimates related to our pension and postretirement plans are critical accounting estimates because they are highly susceptible to change from period to period based on market conditions.

Key assumptions in measuring the plan obligations include the discount rate, the rate of future salary increases, the long-term expected return on plan assets, and various demographic assumptions, as follows:

•

The methodology used to determine the discount rate discounts the projected plan cash flows to the measurement date using the spot rates provided in the Citigroup Pension Discount Curve. A single discount rate is then computed so that the present value of the benefit cash flows using this single rate equals the present value computed using the Citigroup Pension Discount Curve. A similar exercise is performed using high-yield bonds. These values are compared to corporate bond indices to determine a discount rate.

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

Discount rates and expected rates of return on plan assets are selected at the end of a given fiscal year and impact expense in the subsequent year. A fifty-basis-point decrease in certain assumptions made at the beginning of 2009 would have had the following effects on 2009 pension expense:

	Impact to Pension Results—U.S. Plan
Change in Assumption	Increase/ (Decrease) on 2009 Pre-Tax Expense	Increase/ (Decrease) on November 30, 2009 PBO
	(In thousands)
50-basis-point decrease in discount rate	$270	$9,957
50-basis-point increase in discount rate	$16	$(9,133)
50-basis-point decrease in expected return on assets	$1,267	$—
50-basis-point increase in expected return on assets	$(1,267)	$—

	Impact to Pension Results—U.K. Plan
Change in Assumption	Increase/ (Decrease) on 2009 Pre-Tax Expense	Increase/ (Decrease) on November 30, 2009 PBO
	(In thousands)
50-basis-point decrease in discount rate	£183	£2,844
50-basis-point increase in discount rate	£(159)	£(2,491)
50-basis-point decrease in expected return on assets	£80	£—
50-basis-point increase in expected return on assets	£(80)	£—

Stock-Based Compensation

We have one share-based compensation plan, the Amended and Restated IHS Inc. 2004 Long-Term Incentive Plan (the “2004 Long-Term Incentive Plan”), that provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares, cash-based awards, other stock-based awards, and covered employee annual incentive awards. Our Amended and Restated IHS Inc. 2004 Directors Stock Plan, a sub-plan under our 2004 Long-Term Incentive Plan, provides for the grant of restricted stock and restricted stock units to non-employee directors as defined in that plan.

As of November 30, 2009, we had outstanding stock-based awards for 2.7 million shares of our restricted stock, of which approximately 1.2 million shares were subject to performance-based awards, assuming target payout of the performance awards.

As of November 30, 2009, we have estimated that the target number of shares issuable for the 2010 and 2011 fiscal years will vest. Using these estimates in addition to estimated 2010 grants, projected share-based compensation expense for 2010 is expected to be around $65 million. Grant date fair values that differ from our projections or a change in the actual performance levels achieved by the Company could result in a change in the actual amount of stock based compensation that we recognize. For example, in the event we do not achieve the projected performance metrics for 2010, 2011, or 2012, our stock based compensation expense would decrease. Conversely, if we exceed the projected performance metrics, our stock-based compensation would increase.

We believe that the assumptions related to our performance-based stock awards are critical because they are susceptible to change from period to period based on market and other uncertain conditions beyond our control.

We estimate the fair value of our stock options using the Black-Scholes pricing model. This valuation model requires management to make assumptions and to apply judgment to determine the fair value of our awards. These assumptions and judgments include estimating:

•	the future volatility of our stock price,

•	expected dividend yield,

•	future employee turnover rates, and

•	future employee stock option exercise behaviors.

Given that we had outstanding options exercisable for 0.2 million shares of common stock as of November 30, 2009, changes in these assumptions were not likely to materially affect our financial results. However, if the number of options granted materially increases in the future, the likelihood that changes in our valuation assumptions could materially impact our financial results also increases.

Results of Operations

Set forth below are our results of operations expressed as a percentage of revenue.

	Years Ended November 30,
	2009	2008	2007
Revenue:
Products	87%	86%	86%
Services	13	14	14

Total revenue	100	100	100
Operating expenses:
Cost of revenue	42	44	44
Selling, general and administrative	34	35	36
Depreciation and amortization	5	5	4
Restructuring and offering charges	—	1	—
Gain on sales of assets, net	—	—	—
Net periodic pension and post-retirement benefits	—	—	—
Other expense, net	—	(1)	(1)

Total operating expenses	81	84	83

Operating income	19	16	17
Interest income	—	—	1
Interest expense	(1)	—	—

Non-operating income, net	(1)	—	1

Income from continuing operations before income taxes and minority interests	18	16	18
Provision for income taxes	(4)	(4)	(6)

Income from continuing operations before minority interests	14	12	12
Minority interests	—	—	—
Income from equity-method investment	—	—	—

Net income	14%	12%	12%

Set forth below is our revenue and operating income for our segments for the years ended November 30, 2009, 2008 and 2007. Certain shared-services functions are not allocated to our operating segments. Unallocated amounts include corporate-level restructuring and offering charges, stock-based compensation expense, net periodic pension and post-retirement benefits income, corporate-level impairments, and gains on sales of corporate assets.

Segment Information

	Americas	EMEA	APAC	Segment Totals	Shared Services	Consolidated Total
	(In thousands)
2009
Revenue	$602,641	$287,855	$76,804	$967,300	$—	$967,300
Operating income (expense)	191,754	60,506	24,650	276,910	(97,094)	179,816

2008
Revenue	$520,925	$263,457	$59,648	$844,030	$—	$844,030
Operating income (expense)	160,757	44,258	18,098	223,113	(89,602)	133,511

2007
Revenue	$428,025	$210,299	$50,068	$688,392	$—	$688,392
Operating income (expense)	133,785	35,200	12,582	181,567	(64,965)	116,602

Revenue by transaction type was as follows:

	Years Ended November 30,
	2009	2008	2007
	(In thousands)
Subscription revenue	$749,123	$627,164	$506,828
Consulting revenue	60,496	56,197	52,497
Transaction revenue	58,980	69,614	71,644
Other revenue	98,701	91,055	57,423

Total revenue	$967,300	$844,030	$688,392

Revenue by information domain was as follows:

	Years Ended November 30,
	2009	2008	2007
	(In thousands)
Energy revenue	$448,798	$442,919	$373,519
Product Lifecycle revenue	298,968	290,637	278,273
Security revenue	105,566	75,192	35,314
Environment revenue	33,195	22,456	1,286
Macroeconomic Forecasting and Intersection revenue	80,773	12,826	—

Total revenue	$967,300	$844,030	$688,392

Year Ended November 30, 2009 Compared to the Year Ended November 30, 2008

Revenue. Revenue was $967 million for the year ended November 30, 2009, an increase of 15% over the prior year. This increase was driven by acquisitions which contributed 16% and organic growth which contributed 3%. Foreign currency rates had an adverse impact of 4%. Subscription revenue was $749 million for the year ended November 30, 2009, an increase of 19% over the prior year, and represented 77% of our total revenue. Organically, it grew 9% due in part to higher sales of Energy and Product Lifecycle Information, among other things. Consulting revenue was $60 million, an increase of 8% over 2008. On an organic basis, consulting revenue was down 25% due to softness in our Energy domain, which houses most of our consulting business. Transaction revenue was $59 million, a decrease of 15% from the prior year. On an organic basis, transaction revenue was down 18% due to slowing in the Product Lifecycle and Energy single document businesses. The organic decreases in consulting and transaction revenues were due to the fact that they were more greatly impacted by the economic environment than was our subscription business. Other revenue was $99 million in 2009, an increase of 8% over 2008. Other revenue was flat organically as higher sales of Product Lifecycle parts products were offset by lower Energy software sales.

Revenue for our Americas segment was $603 million for the year ended November 30, 2009, an increase of 16% over the prior year. This increase was driven by acquisitions, which added 14%, while organic growth was 3%. Foreign currency rates held revenue down by approximately 2%. Our subscription-based revenue accounted for 77% of Americas revenue in 2009 and grew organically by 6%. This was offset by our consulting and transaction revenue which were down organically by 15% and 19%, respectively. Revenue from other revenue types increased 4% organically due to stronger software sales and greater parts services.

Revenue for our EMEA segment was $288 million for the year ended November 30, 2009, an increase of 9% over the prior year. This increase was driven primarily by acquisitions which contributed 18% and organic revenue growth of 1%. Foreign currency rates held revenue down by approximately 10%. Our subscription-based revenue accounted for 78% of EMEA revenue in 2009 and increased by 12% organically. This was mostly offset by our non-subscription revenue types (consulting, transaction and other revenue), which declined year over year. Consulting and transaction revenue were down organically by 39% and 21%, respectively, while other revenue decreased by 14% organically due to lower software sales.

Revenue for our APAC segment was $77 million for the year ended November 30, 2009, an increase of 29% over the prior year. This increase was driven by acquisitions which contributed 20% and organic growth which contributed 13%. Foreign currency movements held revenue down by 4%. The organic increase was due primarily to growth in subscription revenue which represents 81% of revenue for the APAC region and grew organically by 14%.

Revenue for the Energy domain was $449 million for the year ended November 30, 2009, an increase of 1% over the prior year. This growth was primarily due to an increase in the subscription-based business which was largely offset by the impact of unfavorable foreign currency rates and a decrease in consulting revenue. Product Lifecycle domain revenue was $299 million for the year ended November 30, 2009, an increase of 3% over the prior year. This increase was primarily due to an increase in the subscription-based business as well as acquisitions which were partially offset by the impact of unfavorable foreign currency rates. Revenue for the Security domain was $106 million for the year ended November 30, 2009, an increase of 40% over the year ended November 30, 2008. This increase was primarily the result of consolidating Fairplay as of December 1, 2008, although higher subscription based revenue also contributed to the Security growth. Environment domain revenue was $33 million for the year ended November 30, 2009, an increase of 48%, primarily the result of acquisitions. Macroeconomic Forecasting and Intersection revenue, which includes offerings that intersect multiple domains, was $81 million in 2009, and was primarily attributable to the Global Insight acquisition in October 2008. Each of our domains experienced positive organic growth in 2009.

Cost of Revenue. Cost of revenue was $410 million for the year ended November 30, 2009, an increase of 10%. Total sales margins, which we define as revenue net of costs of sales, as a percentage of revenue, increased to 57.6% from 55.8%. Sales margins within our Americas segment increased to 58.9% from 58.2% while sales margins within our EMEA segment increased to 55.2% from 52.1%. Lastly, sales margins within our APAC segment increased to 62.7% from 58.9%. The improvement in our sales margins for each of the three regions and for the company overall was driven by sales mix as we reported higher rates of rates of growth in our higher margin subscription products, and to cost reductions resulting from the third quarter 2008 restructuring. In general, our subscription-based revenue generates higher contribution margins as it has a relatively fixed cost structure whereas consulting and transaction revenue have comparatively lower contribution margins due to the variable nature of the costs associated with these revenue streams. We expect the rate of our margin improvement may moderate in 2010 as sales mix and currency rates may pressure margins and since we have now lapped the positive margin comparisons stemming from the third quarter of 2008 restructuring.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses were $333 million for the year ended November 30, 2009, an increase of $37 million, or 13%. Stock-based compensation expense included in SG&A increased $16 million to $55 million. Acquisitions increased SG&A by $44 million while foreign currency movements decreased SG&A by $12 million. Excluding stock-based compensation, SG&A decreased organically by $11 million and as a percentage of revenue to 28.7% in 2009 from 30.4% in 2008. This decrease reflects our attention to cost control while investing in certain initiatives such as our quote-to-cash initiative.

Depreciation and Amortization Expenses. Depreciation and amortization expense was $49 million for the year ended November 30, 2009, an increase of 25% over the prior year. The increase was primarily due to addition of depreciable and amortizable assets from acquisitions made within the last year as well as an increase in capital expenditures of $14 million over 2008.

Operating Income. Operating income was $180 million for the year ended November 30, 2009, an increase of 35%. As a percentage of revenue, operating income increased to 18.6% for the year ended November 30, 2009 from 15.8% for the year ended November 30, 2008. Fiscal 2008 was however impacted by the recording of a $12 million restructuring charge. Without this charge, the operating income as a percentage of revenue for 2008 would have been 17.3%.

Operating income for our Americas segment was $192 million for the year ended November 30, 2009, an increase of 19%. As a percentage of revenue, Americas operating income increased to 31.8% from 30.9% in 2008, although 2008 did include a restructuring charge of $5.8 million. Without the restructuring charge, operating income as a percentage of revenue would have been 32.0% in 2008.

Operating income for our EMEA segment was $61 million for the year ended November 30, 2009, an increase of 37%. As a percentage of revenue, EMEA operating income increased to 21.0% for the year ended November 30, 2009 compared to 16.8% for the year ended November 30, 2008. The increase was primarily due to higher sales margins in 2009 and the fact that 2008 included a $5.9 million restructuring charge. Without the restructuring charge, the operating income as a percentage of revenue would have been 19.1% in 2008.

Operating income for our APAC segment was $25 million for the year ended November 30, 2009, an increase of 36%. As a percentage of revenue, APAC operating income improved to 32.1% for the year ended November 30, 2009 from 30.3% for the year ended November 30, 2008. This increase was due to the mix of products sold with higher growth of higher margin subscription-based products in 2009.

Operating expenses for our shared services were $97 million for the year ended November 30, 2009, an increase of 8%. As a percentage of revenue, operating expenses for our shared services was 10.0% for the year ended November 30, 2009 compared to 10.6% for the year ended November 30, 2008. The decrease was primarily due to cost control during 2009, partially offset by an increase in stock-based compensation expense.

Provision for Income Taxes. Our effective tax rate for the year ended November 30, 2009 was 23.3%, compared to 28.7% for the year ended November 30, 2008. The decrease reflects the full year impact of our internal legal entity reorganization within EMEA that occurred in the third quarter of 2008.

Year Ended November 30, 2008 Compared to the Year Ended November 30, 2007

Revenue. Revenue was $844 million for the year ended November 30, 2008, an increase of 23% over the prior year. This increase was driven in part by acquisitions, which contributed 16%, and organic growth, which contributed 7%. The negative impact of foreign currency was less than 1%. Subscription revenue was $627 million for the year ended November 30, 2008, an increase of 24% over the prior year, and represented 74% of our total revenue. Organically, it grew 11% due in part to higher sales of Energy subscription products. Consulting revenue was $56 million, an increase of 7% over 2007. Organic consulting revenue was down 15%. Transaction revenue was $70 million, a decrease of 3% from the prior year. Organic transaction revenue was down 1%. The organic decreases in consulting and transaction revenues were due to the fact that they are more greatly impacted by the economic environment. Other revenue was $91 million in 2008, an increase of 59% over 2007. Other revenue increased 14% organically due to increased sales of smaller product offerings within this category.

Revenue for our Americas segment was $521 million for the year ended November 30, 2008, an increase of 22% over the prior year. This increase was driven by acquisitions, which added 14%, while organic growth was 7% due to growth in certain subscription products. Foreign currency rates improved revenue by approximately 1%. Our subscription-based revenue accounted for 76% of Americas revenue for 2008.

Revenue for our EMEA segment was $263 million for the year ended November 30, 2008, an increase of 25% over the prior year. This increase was driven primarily by acquisitions, which contributed 20%, and organic revenue growth, which increased 7%. Foreign currency rates held revenue down by approximately 2%. Our subscription-based revenue accounted for 70% of EMEA revenue in 2008.

Revenue for our APAC segment was $60 million for the year ended November 30, 2008, an increase of 19% over the prior year. This increase was driven by acquisitions, which contributed 14%, and organic growth, which contributed 5%. The organic increase was due primarily to growth in our specifications and standards offerings. Foreign currency rates had minimal impact on revenue.

Revenue for the Energy domain was $443 million for the year ended November 30, 2008, an increase of 19% over the year ended November 30, 2007. Product Lifecycle domain revenue was $291 million for the year ended November 30, 2008, an increase of 4% over the year ended November 30, 2007. These increases were primarily due to increases in subscription revenue. Revenue for the Security domain was $75 million for the year ended November 30, 2008, an increase of over 100% over the prior year. This increase was primarily due to an increase in revenue from IHS Jane’s offerings which was acquired in June 2007. Environment domain revenue was $22 million for the year ended November 30, 2008 and relates exclusively to acquisitions made since the fourth quarter of 2007. Macroeconomic Forecasting and Intersection revenue, which includes product lines that intersect multiple domains, was $13 million in 2008.

Cost of Revenue. Cost of revenue was $373 million for the year ended November 30, 2008, compared to $303 million for the year ended November 30, 2007, an increase of 23%. In general, our subscription-based revenue generates higher contribution margins as it leverages a relatively fixed cost structure whereas consulting and transaction revenue have comparatively lower contribution margins due to the variable costs associated with these revenue streams. Total sales margins decreased slightly to 55.8% from 56.0%. Sales margins within our Americas segment increased to 58.2% from 57.5% resulting from increased sales in our higher margin subscription products which have a relatively fixed-cost base. Sales margins within our EMEA segment decreased to 52.1% from 53.8%, principally due to an increase in lower margin services. Sales margins within our APAC segment increased to 58.9% from 54.9% principally due to an increase in the sale of higher margin subscription products.

Selling, General and Administrative Expenses. SG&A expenses were $296 million for the year ended November 30, 2008, an increase of 18%. Stock-based compensation expense included in SG&A increased $9 million to $39 million. Organic growth within SG&A was $8 million as we incurred costs related to our quote-to-cash system implementation and other initiatives. Acquisitions also contributed $31 million of the increase. Foreign currency movements decreased SG&A by $2 million. As a percentage of revenue and excluding stock-based compensation expense, SG&A was 30.4% for the year ended November 30, 2008, down from 32.0% for the year ended November 30, 2007.

Restructuring Charge. During the third quarter of 2008, we executed a restructuring initiative which primarily affected the Americas and EMEA segments. This initiative was undertaken to further the realignment of our resources around our regional organizational structure and to further transform our knowledge-based data accumulation operations to ensure continuous improvement in the quality of the Critical Information and Insight we deliver to our customers. During the course of the restructuring, we reduced our aggregate workforce by approximately 7%, we eliminated certain contractor positions and we closed certain offices. The restructuring charge of $12.5 million was incurred in its entirety during the third quarter of 2008 and was comprised primarily of employee severance and termination benefits and lease termination costs. During the fourth quarter of 2008, $0.4 million of this restructuring charge was reversed resulting in a net $12 million charge for the full year 2008. Approximately $5.8 million of the charge related to our Americas segment, $5.9 million pertained to our EMEA segment and $0.4 million related to corporate costs.

Depreciation and Amortization Expenses. Depreciation and amortization expenses were $39 million for the year ended November 30, 2008, compared to $25 million for the year ended November 30, 2007, an increase of $14 million or 55%. The increase was primarily due to acquisitions.

Operating Income. Operating income was $134 million for the year ended November 30, 2008, compared to $117 million for the year ended November 30, 2007, an increase of $17 million or 15%. As a percentage of revenue, operating income decreased to 15.8% for the year ended November 30, 2008 from 16.9% for the year ended November 30, 2007, which was primarily due to the 1.5% impact of the restructuring charge in 2008.

Operating income for our Americas segment was $161 million for the year ended November 30, 2008, compared to $134 million for the year ended November 30, 2007, an increase of $27 million or 20%. The increase was principally due to the additional revenue discussed above coupled with our ability to leverage a relatively fixed-cost structure with our subscription-based products. This was partially offset by an increase in amortization of assets related to our acquisitions as well as the restructuring charge in 2008. As a percentage of revenue, Americas operating income decreased to 30.9% from 31.3% in 2007 due primarily to the 1.1% impact of the restructuring charge.

Operating income for our EMEA segment was $44 million for the year ended November 30, 2008, compared to $35 million for the year ended November 30, 2007, an increase of $9 million or 26%. Operating income increased due to increased sales from both organic growth and acquisition revenue. This was partially offset by higher amortization of assets related to our acquisitions as well as the restructuring charge in 2008. As a percentage of revenue, EMEA operating income remained relatively flat at 16.8% for the year ended November 30, 2008 compared to 16.7% for the year ended November 30, 2007 though 2008 was unfavorably impacted by the 2.4% impact of the restructuring charge.

Operating income for our APAC segment was $18 million for the year ended November 30, 2008, compared to $13 million for the year ended November 30, 2007, an increase of 44%. Operating income increased due to increased sales in our higher margin subscriptions-based products. As a percentage of revenue, APAC operating income increased to 30.3% for the year ended November 30, 2008 from 25.1% for the year ended November 30, 2007.

Operating expenses for our shared services were $90 million for the year ended November 30, 2008, compared to $65 million for the year ended November 30, 2007, an increase of 38%. As a percentage of revenue, operating expenses for our shared services was 10.6%, up from 9.4% for the year ended November 30, 2007. Stock-based compensation increased $10 million to $40 million. The increase in costs is also due to our quote-to-cash system implementation and our ongoing transformational initiatives.

Provision for Income Taxes. Our effective tax rate for the year ended November 30, 2008 was 28.7%, compared to 31.7% for the year ended November 30, 2007. The 2008 rate reflects the impact of our internal legal entity reorganization within EMEA in the third quarter of 2008.

Financial Condition

Accounts Receivable. Accounts receivable decreased by $4 million, or 2% to $204 million at November 30, 2009 primarily due to improved collections late in 2009.

Accrued Pension Liability/Prepaid Pension Asset. The pension liability was $19 million as of November 30, 2009 compared to $6.8 million as of November 30, 2008. Additionally, the prepaid pension asset decreased to zero compared to $8.8 million as of November 30, 2008. The changes were the result of the change in the status of the U.S. and U.K. plans which were overfunded as of November 30, 2008 and are now underfunded as of November 30, 2009. This change results from amortization of 2008 actuarial losses and an increase in liabilities primarily resulting from a decrease in the discount rate assumption in 2009.

Deferred Revenue. Deferred revenue was $319 million as of November 30, 2009, compared to $288 million as of November 30, 2008, an increase of $31 million, or 11%. After eliminating the impact of acquisitions and foreign currency, organic increase in deferred revenue was 2% compared to organic growth of 17% for 2008. The decrease in growth reflects the impact of the timing of subscription renewals at the end of 2008 as well as slowing subscription sales growth throughout 2009.

Liquidity and Capital Resources

As of November 30, 2009, we had cash and cash equivalents of $124.2 million, $92.6 million of short-term debt and $0.1 million of long term debt. We have generated strong cash flows from operations over the last few years. As a result of these factors, as well as the availability of funds under our credit facility, we believe we will have sufficient cash to meet our anticipated working capital and capital expenditure needs.

Our future capital requirements will depend on many factors, including the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products, our ongoing companywide initiatives, changing technology, and the continued market acceptance of our offerings. We could be required, or could elect, to seek additional funding through public or private equity or debt financing for possible future acquisitions. Additional funds may not be available on terms acceptable to us or at all. We expect our capital expenditures, excluding potential acquisitions, to be approximately $35 million for 2010.

Share Buyback Program

During 2006, our board of directors approved a program to reduce the dilutive effects of employee equity grants, by allowing employees to surrender shares back to the Company for a value equal to their statutory tax liability. IHS then pays the statutory tax on behalf of the employee. Additionally, our board of directors periodically approves additional buyback programs whereby IHS acquires shares in the open market to more fully offset the dilutive effect of our employee equity programs. During the year ended November 30, 2009, we accepted 229,060 shares surrendered by employees under the tax withholding program for approximately $10 million, or $45.75 per share. No shares were repurchased in 2009 pursuant to the share buyback program. Since the inception of these programs, we have withheld for tax 928,454 shares of our Class A common stock for approximately $46 million, or $49.72 per share, and we have repurchased 1,889,557 shares for approximately $95 million, or $50.13 per share, pursuant to the stock buyback program.

Cash Flow

Net cash provided by operating activities was $235 million for the year ended November 30, 2009, compared to $189 million for the year ended November 30, 2008. The increase was principally due to our business growing profitably year over year, our positive receivables collections in 2009 and the continued positive impact of our acquisitions. Our subscription-based business model typically generates a high rate of cash flow and is aided by the following:

•	relatively low levels of required capital expenditures;

•	positive working capital characteristics that do not generally require substantial working capital increases to support our growth;

•	a cash-for-tax rate that continues to trend lower than our effective tax rate; and

•	our well-capitalized balance sheet.

The positive cash flow impact of our growing business in 2009 was partially offset by the decreased accounts payable and accrued expenses as we paid certain restructuring costs in 2009 as well as payments to standards groups in 2009 that were accrued for as of November 2008.

Net cash provided by operating activities was $189 million for the year ended November 30, 2008, compared to $142 million for the year ended November 30, 2007. The increase was principally due to our business growing profitably year over year, an expanding subscription base, increased sales and the continued positive impact of our acquisitions. The positive cash flow impact of our growing business in 2008 was partially offset by higher annual bonuses paid in 2008, robust receivable collections at the end of 2007 and payments of approximately $11 million related to our third quarter 2008 restructuring charge.

Net cash used in investing activities was $154 million for the year ended November 30, 2009, compared to $285 million for the year ended November 30, 2008. The decrease in cash used in investing activities was primarily driven by the fact that there was decreased acquisition volume in 2009. In 2009, we used $125 million in acquisitions of businesses compared to $273 million in 2008.

Net cash used in investing activities was $285 million for the year ended November 30, 2008, compared to $134 million for the year ended November 30, 2007. The increase in cash used in investing activities was primarily driven by acquisitions in 2008, where we used $273 million to acquire businesses compared to $115 million in 2007.

Net cash provided by financing activities was nominal for the year ended November 30, 2009 compared to a $3.5 million use of cash for the year ended November 30, 2008. In 2009, we had net repayment of borrowings of $4 million while in 2008 we had net borrowings of $77 million on our credit facility and other notes payable. In addition, in 2009 we had $10 million in repurchases of common stock while in 2008 we had $84 million, as we were active in the open market.

Net cash used in financing activities was $3.5 million for the year ended November 30, 2008 compared to $38 million for the year ended November 30, 2007. The difference in cash flows was primarily caused by the net borrowings of $77 million in 2008 which was partially offset by a $46 million increase in treasury stock repurchases in 2008.

Credit Facility

On September 7, 2007, we entered into an amended and restated credit agreement (the “Revolver”). The $385 million Revolver allows us, under certain conditions, to increase the facility to a maximum of $500 million. The agreement expires in September 2012.

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

As of November 30, 2009, we were in compliance with all of the covenants in the agreement and had $85 million of outstanding borrowings with an annual interest rate of 0.75%. In addition, we had outstanding letters of credit totaling approximately $1.1 million as of November 30, 2009.

As of November 30, 2009, we also had $7.4 million of non-interest bearing notes that were issued to the sellers of Prime. These notes are due upon demand and are therefore recorded in “Short-term Debt” in the accompanying Consolidated Balance Sheets.

Off-Balance Sheet Transactions

We have no off-balance sheet transactions.

Contractual Obligations and Commercial Commitments

We have various contractual obligations and commercial commitments which are recorded as liabilities in our consolidated financial statements. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our consolidated financial statements but are required to be disclosed. The following table summarizes our contractual obligations and commercial commitments at November 30, 2009, and the future periods in which such obligations are expected to be settled in cash:

	Payment due by period
Contractual Obligations and Commercial Commitments	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
	(In thousands)
Operating leases	$94,884	$19,634	$28,540	$22,707	$24,003
Post-retirement medical-benefit plan contributions	8,543	879	1,782	1,787	4,095
Unconditional purchase obligations	4,558	3,625	933	—	—

Total	$107,985	$24,138	$31,255	$24,494	$28,098

We expect to contribute approximately $2.2 million to the UK RIP and approximately $0.7 million to the SIP during 2010. We do not expect to make any contributions for the U.S. RIP in 2010.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) revised its guidance on business combinations and accounting for non-controlling interests. These revisions will significantly change the accounting for and reporting of business combination transactions and non-controlling (minority) interests in our consolidated financial statements. Under the new guidance, all acquisition related costs are required to be expensed as incurred. In addition, assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, companies should typically account for the acquired contingencies using existing guidance. The revisions are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Thus, we are required to adopt these standards on December 1, 2009, the first day of our 2010 fiscal year. Earlier adoption is prohibited. We will adopt the new provisions in the first quarter of fiscal 2010 and we do not expect the adoption of the non-controlling interest guidance will have a material effect on our consolidated financial position or results of operations. As for the new guidance on business combinations, we do expect this to have a material impact on the accounting for future acquisitions.

In October 2009, the FASB’s Emerging Issues Task Force revised its guidance on Revenue Recognition for Multiple-Deliverable Revenue Arrangements. The revised guidance will enable companies to separately account for multiple revenue-generating activities (deliverables) that they perform for their customers. Existing U.S. GAAP requires a company to use vendor-specific objective evidence (“VSOE”) or third party evidence of selling price to separate deliverables in a multiple-deliverable arrangement. The revised guidance will allow the use of an estimated selling price if neither VSOE nor third-party evidence is available. The revised guidance will require additional disclosures of information about an entity’s multiple-deliverable arrangements. The requirements of the revised guidance may be applied prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, although early adoption is permitted. The Company is currently evaluating the impact of the update on its financial position and results of operations and does not plan to early or retroactively adopt the new guidance.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of November 30, 2009, we had no investments other than cash and cash equivalents and therefore we were not exposed to material interest rate risk on investments.

We may be exposed from time to time to changes in interest rates that may adversely affect our results of operations and financial position related to our debt. A 10% adverse change in interest rates would result in hypothetical increase of less than $0.1 million in interest expense.

Foreign Currency Risk

Our consolidated financial statements are expressed in U.S. dollars, but a portion of our business is conducted in currencies other than U.S. dollars. Changes in the exchange rates for such currencies into U.S. dollars can affect our revenues, earnings, and the carrying values of our assets and liabilities in our consolidated balance sheet, either positively or negatively. Fluctuations in foreign currency rates (decreased) increased our revenues by $(36.8) million, $(2.6) million and $15.0 million for the year ended November 30, 2009, 2008 and 2007, respectively, and increased (decreased) our operating income by $(5.1) million, $1.0 million and $4.4 million for the same respective periods. The translation effects of changes in exchange rates in our consolidated balance sheet are recorded within the cumulative translation adjustment component of our stockholders’ equity. In 2009, we recorded cumulative translation gain of $42 million, reflecting changes in exchange rates of various currencies compared to the U.S. dollar.

A 10% change in the currencies that we are primarily exposed to would have impacted our 2009 revenue and operating income by approximately $28.5 million and $5.6 million, respectively. Approximately 67% of total revenue was earned in subsidiaries with the U.S. dollar as the functional currency.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of IHS Inc.

We have audited the accompanying consolidated balance sheets of IHS Inc. as of November 30, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended November 30, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IHS Inc. at November 30, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), IHS Inc.’s internal control over financial reporting as of November 30, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 15, 2010 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Denver, Colorado

January 15, 2010

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2009, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of November 30, 2009.

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

Date: January 15, 2010

/s/ JERRE L. STEAD Jerre L. Stead Chairman and Chief Executive Officer

/s/ MICHAEL J. SULLIVAN Michael J. Sullivan Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of IHS Inc.

We have audited IHS Inc.’s internal control over financial reporting as of November 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). IHS Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, IHS Inc. maintained, in all material respects, effective internal control over financial reporting as of November 30, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of IHS Inc. as of November 30, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended November 30, 2009 and our report dated January 15, 2010 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Denver, Colorado

January 15, 2010

IHS INC.

CONSOLIDATED BALANCE SHEETS

	As of November 30,
	2009	2008
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$124,201	$31,040
Accounts receivable, net	203,500	207,815
Deferred subscription costs	40,279	35,948
Deferred income taxes	30,970	28,801
Other	14,284	14,213

Total current assets	413,234	317,817
Non-current assets:
Property and equipment, net	74,798	59,578
Equity investments	—	56,139
Intangible assets, net	309,795	285,902
Goodwill, net	875,742	705,077
Prepaid pension asset	—	8,768
Other	2,019	2,899

Total non-current assets	1,262,354	1,118,363

Total assets	$1,675,588	$1,436,180

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$92,577	$96,020
Accounts payable	26,470	35,084
Accrued compensation	44,196	39,083
Accrued royalties	25,666	24,769
Other accrued expenses	39,385	58,831
Income tax payable	1,720	3,994
Deferred subscription revenue	319,163	288,145

Total current liabilities	549,177	545,926
Long-term debt	141	—
Accrued pension liabilities	19,194	6,778
Accrued post-retirement benefits	9,914	8,852
Deferred income taxes	68,334	65,749
Other liabilities	15,150	7,820
Commitments and contingencies

Stockholders’ equity:
Class A common stock, $0.01 par value per share, 80,000,000 shares authorized, 64,801,035 and 64,090,207 shares issued, 63,283,947 and 62,802,179 shares outstanding at November 30, 2009 and 2008, respectively	648	641
Additional paid in capital	472,791	408,007
Treasury stock, at cost; 1,517,088 and 1,288,028 shares at November 30, 2009 and 2008	(75,112)	(64,632)
Retained earnings	719,182	584,219
Accumulated other comprehensive loss	(103,831)	(127,180)

Total stockholders’ equity	1,013,678	801,055

Total liabilities and stockholders’ equity	$1,675,588	$1,436,180

See accompanying notes.

IHS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended November 30,
	2009	2008	2007
	(In thousands, except per share amounts)
Revenue:
Products	$840,129	$722,311	$589,602
Services	127,171	121,719	98,790

Total revenue	967,300	844,030	688,392
Operating expenses:
Cost of revenue:
Products	340,020	294,929	240,634
Services	69,996	77,802	61,924

Total cost of revenue (includes stock-based compensation expense at $2,564; $1,361; and $1,142 for the years ended November 30, 2009, 2008 and 2007, respectively)	410,016	372,731	302,558
Selling, general and administrative (includes stock-based compensation expense of $54,548; $38,611; and $29,299 for the years ended November 30, 2009, 2008 and 2007, respectively)	332,518	295,523	249,583
Depreciation and amortization	49,146	39,410	25,478
Restructuring charges (credits)	(735)	12,089	(154)
Gain on sales of assets, net	(365)	(328)	(758)
Net periodic pension and post-retirement benefits	(2,684)	(3,704)	(668)
Other (income) expense, net	(412)	(5,202)	(4,249)

Total operating expenses	787,484	710,519	571,790

Operating income	179,816	133,511	116,602
Interest income	1,088	3,162	6,784
Interest expense	(2,217)	(2,482)	(720)

Non-operating income, net	(1,129)	680	6,064

Income from continuing operations before income taxes, equity investment and minority interests	178,687	134,191	122,666
Provision for income taxes	(41,580)	(38,512)	(38,827)

Income from continuing operations before minority interests	137,107	95,679	83,839
Income from equity investment	—	3,327	—
Minority interests	(2,144)	(13)	(64)

Net income	$134,963	$98,993	$83,775

Net income per share:
Basic (Class A common stock and Class B common stock*)	$2.14	$1.60	$1.41

Diluted (Class A common stock and Class B common stock*)	$2.11	$1.57	$1.39

Weighted average shares:
Basic (Class A common stock and Class B common stock*)	63,055	62,063	59,463

Diluted (Class A common stock and Class B common stock*)	63,940	62,957	60,426

*	Note that in September 2008, the holder of the Class B common stock elected to convert these shares one-for-one to Class A common stock, after which no shares of Class B common stock were outstanding.

See accompanying notes.

IHS INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Shares of Class A Common Stock	Class A Common Stock	Shares of Class B Common Stock	Class B Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In thousands)
Balance at November 30, 2006	45,042	453	13,750	138	175,027	(7,551)	400,029	(2,905)	565,191
Stock-based award activity	102	1	—	—	29,941	(9,318)	—	—	20,624
Excess tax benefit on vested shares	—	—	—	—	1,051	—	—	—	1,051
Repurchases of common stock	(849)	—	—	—	—	(29,176)	—	—	(29,176)
Shares issued for acquisitions	4,464	44	—	—	175,105	—	—	—	175,149
Adoption of SFAS No. 158, net of tax	—	—	—	—	—	—	—	(918)	(918)
Net income	—	—	—	—	—	—	83,775	—	83,775
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	—	18,047	18,047
Net pension liability adjustment, net of tax	—	—	—	—	—	—	—	7,165	7,165

Comprehensive income, net of tax									108,987

Balance at November 30, 2007	48,759	$498	13,750	$138	$381,124	$(46,045)	$483,804	$21,389	$840,908

Stock-based award activity	192	5	—	—	38,995	(18,817)	—	—	20,183
Excess tax benefit on vested shares	—	—	—	—	9,353	—	—	—	9,353
Repurchases of common stock	(1,200)	—	—	—		(65,545)	—	—	(65,545)
Shares issued for acquisition	1,301	—	—	—	(21,465)	65,775	—	—	44,310
Class B shares conversion to Class A shares	13,750	138	(13,750)	(138)	—	—	—	—	—
Net income	—	—	—	—	—	—	98,993	—	98,993
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	—	(96,977)	(96,977)
Net pension liability adjustment, net of tax	—	—	—	—	—	—	—	(51,592)	(51,592)

Comprehensive income, net of tax									(49,576)
Adoption of new tax guidance							1,422		1,422

Balance at November 30, 2009	62,802	$641	—	$—	$408,007	(64,632)	$584,219	$(127,180)	$801,055

Stock-based award activity	482	7	—	—	58,156	(10,480)	—	—	47,683
Excess tax benefit on vested shares	—	—	—	—	6,628	—	—	—	6,628
Net income	—	—	—	—	—	—	134,963	—	134,963
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	—	41,627	41,627
Net pension liability adjustment, net of tax								(18,278)	(18,278)

Comprehensive income, net of tax									158,312

Balance at November 30, 2009	63,284	$648	—	$—	$472,791	(75,112)	$719,182	$(103,831)	$1,013,678

See accompanying notes.

IHS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended November 30,
	2009	2008	2007
	(In thousands)
Operating activities
Net income	$134,963	$98,993	$83,775
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	49,146	39,410	25,478
Stock-based compensation expense	57,112	39,972	30,441
Gain on sales of assets, net	(365)	(328)	(758)
Impairment of assets	—	323	—
Excess tax benefit from stock-based compensation	(13,072)	(3,952)	(1,051)
Distributions from equity-method investment	—	3,924	—
Net non-cash periodic pension and post-retirement benefits income	(4,006)	(5,551)	(3,975)
Undistributed earnings of affiliates, net	—	(3,327)	(31)
Minority interests	497	(202)	(168)
Deferred income taxes	18,272	4,833	1,614
Change in assets and liabilities:
Accounts receivable, net	19,476	(23,944)	(5,545)
Other current assets	205	(1,314)	(2,084)
Accounts payable	(13,280)	(4,789)	(15,640)
Accrued expenses	(13,334)	8,398	4,892
Income taxes	(2,606)	325	12,202
Deferred subscription revenue	712	36,580	12,587
Other liabilities	974	(102)	—

Net cash provided by operating activities	234,694	189,249	141,737
Investing activities
Capital expenditures on property and equipment	(27,739)	(13,885)	(11,890)
Acquisitions of businesses, net of cash acquired	(125,379)	(272,844)	(114,626)
Intangible assets acquired	(5,300)	(4,000)	—
Change in other assets and liabilities	1,501	(3,979)	(1,285)
Settlements of forward contracts	830	(881)	—
Purchases of investments	—	—	(98,975)
Sales and maturities of investments	—	10,500	90,483
Proceeds from sales of assets and investment in affiliate	2,049	140	2,461

Net cash used in investing activities	(154,038)	(284,949)	(133,832)
Financing activities
Proceeds from borrowings	179,000	160,000	—
Repayment of borrowings	(183,297)	(83,099)	(537)
Excess tax benefit from stock-based compensation	13,072	3,952	1,051
Proceeds from the exercise of employee stock options	2,112	—	—
Purchases of treasury stock	(10,480)	(84,362)	(38,494)

Net cash provided by (used in) financing activities	407	(3,509)	(37,980)

Foreign exchange impact on cash balance	12,098	(18,235)	(1,475)

Net (decrease) increase in cash and cash equivalents	93,161	(117,444)	(31,550)
Cash and cash equivalents at the beginning of the year	31,040	148,484	180,034

Cash and cash equivalents at the end of the year	$124,201	$31,040	$148,484

See accompanying notes.

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

IHS is the leading source of critical information and insight in pivotal areas that shape today’s global business landscape: Energy, Product Lifecycle, Security and Environment, all supported by extensive expert analysis and Macroeconomic Forecasting. Businesses and governments rely on the comprehensive information and expert analysis of IHS to make high-impact decisions and develop strategies with speed and confidence. IHS employs about 4,100 colleagues in 28 countries.

Our vision is to be the Source for Critical Information and Insight that powers growth and value for our customers. We intend to be the source that customers trust, rely upon and come to first when they need to better understand the present and anticipate the future.

To best serve our customers and be as close to them as possible, we are organized by geographies. We also prepare our financial reports and analyze our business according to our geographic organization. Our three reportable geographic segments are: Americas, which includes the United States, Canada, and Latin America; EMEA, which includes Europe, the Middle East and Africa; and APAC, or Asia Pacific.

This integrated global organization makes it easier for our customers to do business with us by providing a cohesive, consistent, and effective sales-and-marketing approach in each geography. By structuring our business around customers and the regions in which they reside, we are better able to serve the unique needs of our customers in their local markets and globally. A regional structure provides a solid foundation for profitable growth as it provides an efficient method of bringing new products and services to customers, and supports growth in existing accounts and with new customers and markets.

2. Significant Accounting Policies

Fiscal Year End

Our fiscal years end on November 30 of each year. References herein to individual years mean the year ended November 30. For example, 2009 means the year ended November 30, 2009.

Consolidation Policy

The consolidated financial statements include the accounts of all wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in unconsolidated affiliated companies are accounted for under the equity method and are included in “Equity Investments” in the accompanying Consolidated Balance Sheets. Our proportionate share of income from the unconsolidated affiliates is included in “Income from Equity Investment” in the accompanying Consolidated Statements of Operations. We generally utilize the equity method of accounting when we have a non-controlling ownership interest of between 20% and 50% in an entity, provided we are able to exercise significant influence over the investee’s operations.

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

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of Credit Risk

We are exposed to credit risk associated with cash equivalents and trade receivables. We do not believe that our cash equivalents or investments present significant credit risks because the counterparties to the instruments consist of major financial institutions that are financially sound or have been capitalized by the U.S. government and we manage the notional amount of contracts entered into with any counterparty. Substantially all trade receivable balances are unsecured. The concentration of credit risk with respect to trade receivables is limited by the large number of customers in our customer base and their dispersion across various industries and geographic areas. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses. The allowance is based upon management’s assessment of known credit risks as well as general industry and economic conditions. Specific accounts receivable are written-off upon notification of bankruptcy or once it is determined the account is significantly past due beyond the contractual payment terms and collection efforts are unsuccessful.

Fair Value of Financial Instruments

The carrying values of our financial instruments, including cash, accounts receivable, accounts payable, and short-term and long-term debt, approximate their fair value.

Revenue Recognition

Revenue is recognized when all of the following criteria have been met: (a) persuasive evidence of an arrangement exists, (b) delivery has occurred or services have been rendered, (c) the price to the customer is fixed or determinable, and (d) collectability is reasonably assured.

The majority of our revenue is derived from the sale of subscriptions to our Critical Information, which is initially deferred and then recognized ratably as delivered over the subscription period, which is generally 12 months.

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

We do not defer the revenue for the limited number of sales of subscriptions in which we act as a sales agent for third parties and we have no continuing responsibility to maintain and update the underlying database. We recognize this revenue on a net basis upon the sale of these subscriptions and delivery of the information and tools.

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

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Leases

In certain circumstances, we enter into leases with free rent periods or rent escalations over the term of the lease. In such cases, we calculate the total payments over the term of the lease and record them ratably as rent expense over that term.

Identifiable Intangible Assets and Goodwill

We account for our business acquisitions using the purchase method of accounting. We allocate the total cost of an acquisition to the underlying net assets based on their respective estimated fair values. As part of this allocation process, we must identify and attribute values and estimated lives to the intangible assets acquired.

Finite-lived intangible assets

Identifiable intangible assets with finite lives are generally amortized on a straight-line basis over their respective lives.

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Indefinite-lived intangible assets

We perform the impairment test for indefinite-lived intangible assets, which consist entirely of trade names, by comparing the asset’s fair value to its carrying value. An impairment charge is recognized if the asset’s estimated fair value is less than its carrying value.

We estimate the fair value based on the relief from royalty method using projected discounted future cash flows, which, in turn, are based on our views of uncertain variables such as growth rates, anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. The use of different estimates or assumptions within our discounted cash flow model when determining the fair value of our indefinite-lived intangible assets or using a methodology other than a discounted cash flow model could result in different values for our indefinite-lived intangible assets and could result in an impairment charge.

Goodwill

We test goodwill for impairment on a reporting unit level on at least an annual basis. A reporting unit is a group of businesses (i) for which discrete financial information is available and (ii) that have similar economic characteristics. We test goodwill for impairment using the following two-step approach:

•

We first determine the fair value of each reporting unit. If the fair value of a reporting unit is less than its carrying value, this is an indicator that the goodwill assigned to that reporting unit might be impaired, which requires performance of the second step. We determine the fair value of our reporting units based on projected future discounted cash flows, which, in turn, are based on our views of uncertain variables such as growth rates, anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. There were no deficiencies in reporting unit fair values versus carrying values in the fiscal years ended November 30, 2009, 2008 and 2007.

•

If necessary, in the second step, we allocate the fair value of the reporting unit to the assets and liabilities of the reporting unit as if it had just been acquired in a business combination and as if the purchase price was equivalent to the fair value of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is referred to as the implied fair value of goodwill. We then compare that implied fair value of the reporting unit’s goodwill to the carrying value of that goodwill. If the implied fair value is less than the carrying value, we recognize an impairment loss for the excess.

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

On December 1, 2007, we adopted new guidance which prescribed a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This guidance also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon adoption of this guidance, we recorded a cumulative effect adjustment of $1.4 million to increase beginning retained earnings.

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Subsequent to adoption, we include accrued interest and accrued penalties related to amounts accrued for unrecognized tax benefits in our provision for income taxes. We had previously included interest and penalties in interest income (expense) and other income (expense), respectively.

Treasury Stock

For all IHS stock retention and buyback programs and transactions, we utilize the cost method of accounting. Regarding the inventory costing method for treasury stock transactions, we employ the weighted-average cost method.

Earnings per Share

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities were exercised or converted into common shares. Prior to September 2008, we used the two-class method for computing basic and diluted EPS amounts as we had both Class A and Class B common stock outstanding. On September 18, 2008, the class B stockholder converted its shares to Class A common stock on a one-for-one basis.

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

Research and Development

Costs of research and development, which are included in cost of revenue, are expensed as incurred and amounted to approximately $2.7 million, $4.3 million, and $5.0 million for 2009, 2008, and 2007, respectively.

Impairment of Long-Lived Assets

We review the carrying amounts of long-lived assets to determine whether current events or circumstances warrant adjustment to such carrying amounts annually. A long-lived asset is considered to be impaired if its carrying value exceeds the estimated future undiscounted cash flows to be derived from it. Any impairment is measured by the amount that the carrying value of such assets exceeds their fair value, primarily based on estimated discounted cash flows. Considerable management judgment is necessary to estimate the fair value of assets. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value, less cost to sell.

Stock-Based Compensation

All share-based payments to employees, including grants of employee stock options, are recognized in the income statement based on their fair values. In addition, we estimate forfeitures at the grant date. Compensation cost is recognized based on the number of awards expected to vest. There may be adjustments in future periods if actual forfeitures differ from our estimates. Our forfeiture rate is based upon historical experience as well as anticipated employee turnover considering certain qualitative factors. We amortize the value of nonvested share awards to expense over the vesting period on a straight-line basis. For awards with performance

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

conditions, an evaluation is made each quarter as to the likelihood of the performance criteria being met. Compensation expense is then adjusted to reflect the number of shares expected to vest and the cumulative vesting period met to date. For stock options, we estimate the fair value of awards on the date of grant using the Black-Scholes pricing model. We amortize the value of stock options to expense over the vesting period on a straight-line basis.

Evaluation of Subsequent Events

We have evaluated subsequent events through January 15, 2010, the date the financial statements were issued.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) revised its guidance on business combinations and accounting for non-controlling interests. These revisions will significantly change the accounting for and reporting of business combination transactions and non-controlling (minority) interests in our consolidated financial statements. Under the new guidance, all acquisition related costs are required to be expensed as incurred. In addition, assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, companies should typically account for the acquired contingencies using existing guidance. The revisions are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Thus, we are required to adopt these standards on December 1, 2009, the first day of our 2010 fiscal year. Earlier adoption is prohibited. We will adopt the new provisions in the first quarter of fiscal 2010 and we do not expect the adoption of the non-controlling interest guidance will have a material effect on our consolidated financial position or results of operations. As for the new guidance on business combinations, we do expect this to have a material impact on the accounting for future acquisitions.

In October 2009, the FASB’s Emerging Issues Task Force revised its guidance on Revenue Recognition for Multiple-Deliverable Revenue Arrangements. The amendments in this update will enable companies to separately account for multiple revenue-generating activities (deliverables) that they perform for their customers. Existing U.S. GAAP requires a company to use vendor-specific objective evidence (“VSOE”) or third party evidence of selling price to separate deliverables in a multiple-deliverable arrangement. The update will allow the use of an estimated selling price if neither VSOE nor third-party evidence is available. The update will require additional disclosures of information about an entity’s multiple-deliverable arrangements. The requirements of the update may be applied prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, although early adoption is permitted. The Company is currently evaluating the impact of the update on its financial position and results of operations and does not plan early or retroactively adopt the new guidance.

3. Business Combinations

During 2009, we made the following acquisitions:

Prime Publications Limited (Prime and Lloyd’s Register-Fairplay Limited (Fairplay). On March 3, 2008, we acquired Prime Publications Limited (Prime), which owned a 50% interest in the Lloyd’s Register-Fairplay Limited (Fairplay) joint venture, a leading source of global maritime information. Fairplay is the pre-eminent brand name in the maritime information industry and the only organization that provides comprehensive details of the current world merchant fleet (tankers, cargo, carrier and passenger ships) and a complete range of products and services to assist the world’s maritime community. The investment in Fairplay was the primary asset of Prime. IHS accounted for the joint venture under the equity method of accounting from March 2008 through November 30, 2008. As of December 1, 2008, we obtained an additional 0.1% ownership interest and a majority position on the venture’s governing board giving us a 50.1% controlling interest in the joint venture and accordingly began consolidating Fairplay within our results. On June 17, 2009, we acquired the remaining 49.9% of Fairplay from Lloyd’s Register giving us 100% ownership of Fairplay. The remaining 49.9% interest was acquired for approximately $64 million.

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

LogTech Canada Ltd. (LogTech). On September 2, 2009, we acquired LogTech, a leader in the development of pragmatic and cost-effective software solutions, services and digital log data for the petroleum industry. We acquired LogTech for $3 million, net of cash acquired.

Environmental Support Solutions, Inc. (ESS). On September 17, 2009, we acquired ESS, a leading provider of environmental, health and safety and crisis management software for enterprise sustainability, for approximately $59 million, net of cash acquired.

The purchase prices for these 2009 acquisitions, excluding acquired cash and including acquisition-related costs, were initially allocated as follows (in thousands):

	Prime(1)	ESS	LogTech	Total
Assets:
Current assets	$5,597	$3,988	$145	$9,730
Property and equipment	553	669	36	1,258
Intangible assets	29,625	16,850	1,508	47,983
Goodwill	104,175	49,450	2,393	156,018
Other long-term assets	—	32	—	32

Total assets	139,950	70,989	4,082	215,021

Liabilities:
Current liabilities	10,487	11,358	839	22,684
Deferred taxes	6,973	378	185	7,536
Other long-term liabilities	2,253	127	—	2,380

Total liabilities	19,713	11,863	1,024	32,600

Purchase price	$120,237	$59,126	$3,058	$182,421

(1)	Includes cumulative purchase price for the 50% interest acquired in 2008 and the remaining 50% interest acquired in 2009. Individual purchase prices are impacted by foreign currency fluctuation.

During 2008, we made the following acquisitions:

Global Insight, Inc (Global Insight). In October 2008, we completed our acquisition of Global Insight, Inc. based in Lexington, Massachusetts, now known as IHS Global Insight. The acquisition closed for $117.2 million in cash and approximately 1.3 million shares of IHS common stock, which were valued at $44.3 million based on the closing price of IHS on Oct. 10, 2008. Terms of the transaction included a lock-up agreement restricting the transferability and salability of IHS shares with 10 percent of the shares restricted for one year, 50 percent for two years, and 40 percent for three years.

Related to the acquisition of Global Insight in October 2008, we established a plan to streamline the operations of Global Insight and eliminate redundancies as a result of this acquisition. This plan contemplated certain reductions in personnel as well as certain facility consolidations related to this acquisition. We initially established a $13.0 million liability for restructuring costs in the opening balance sheet. Of this initial amount, $8.2 million was for employee severance and other termination benefits and $4.8 million related to facility closure costs. During 2009, management refined its restructuring plan which resulted in a revised estimated liability of $9.0 million, consisting of $5.1 million for employee severance and $3.9 million for facility closures. The $4.0 million reduction of the liability was recorded as a reduction to goodwill. Through November 30, 2009, we paid $4.9 million of the employee severance and other termination benefits and $2.5 million of the facility closure costs resulting in a remaining liability balance of $1.6 million as of November 30, 2009.

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

JFA International (JFA). In March 2008, we acquired the assets of JFA, a London, England based provider of strategic analysis to the energy industry’s exploration and production sectors. JFA was acquired for £2.0 million, or approximately $3.9 million based on the exchange rate as of the date of acquisition.

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Prime Publications Limited (Prime). In March 2008, we acquired Prime, which owned a 50% interest in the Fairplay joint venture. The investment in Fairplay was the primary asset of Prime. Lloyd’s Register of London, England was the joint venture partner owning the other 50%. IHS accounted for the joint venture under the equity method of accounting until December 1, 2008. IHS acquired 100 percent of the stock of Prime for approximately $76.1 million based on the exchange rate as of the date of acquisition, which included $16.0 million in non-interest bearing seller notes, and the remainder was paid in cash.

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

The purchase prices for these 2008 acquisitions, excluding acquired cash and including acquisition-related costs, were initially allocated as follows (in thousands):

	Global Insight	Prime	McCloskey	All others	Total
Assets:
Current assets	$24,413	$110	$774	$3,549	$28,846
Property and equipment	4,130	6	114	771	5,021
Intangible assets	85,000	3,572	8,180	25,601	122,353
Goodwill	125,698	717	24,136	51,657	202,208
Equity investment in joint venture	—	73,822	—	976	74,798
Other long-term assets	1,495	—	—	58	1,553

Total assets	240,736	78,227	33,204	82,612	434,779

Liabilities:
Current liabilities	56,807	50	2,741	7,322	66,920
Deferred taxes	21,267	2,059	2,258	2,870	28,454
Other long-term liabilities	1,183			927	2,110

Total liabilities	79,257	2,109	4,999	11,119	97,484

Purchase price	$161,479	$76,118	$28,205	$71,493	$337,295

During 2007, we made the following acquisitions:

Exploration Data Services (EDS). In October 2007, we acquired the assets of Livingston, TX-based EDS and its subsidiary, Geodigit LLC, which collectively maintain and market extensive geological data covering the subsurface Gulf of Mexico for $6.3 million using existing cash on hand. The acquired assets include EDS’ catalog of interpreted formation tops on more than 25,000 offshore wells, www.EDSMaps.com, and Geodigit’s MMS offshore well data, base maps, and other well header data.

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

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

John S. Herold, Inc. (Herold). In August 2007, we acquired Norwalk, CT-based Herold, an independent research firm that provides in-depth analyses and key financial and operational data on more than 400 global oil and gas companies. We acquired Herold for approximately $47.2 million, net of acquired cash, using existing cash on hand.

Strategic Decision Group Corporation’s Oil & Gas Consulting Practice (SDG). In July 2007, we acquired the assets of SDG’s oil & gas consulting practice (“SDG”), a provider of strategic consulting services to leading enterprises in the global oil and gas industry, for $8.2 million using $5.1 million of existing cash on hand and by issuing a $3.1 million note payable.

Jane’s Information Group (Jane’s). In June 2007, we executed an agreement with Woodbridge International Holdings S.A. (Woodbridge) for the purchase of Jane’s, a leading provider of information to the defense industry and governments. The parties completed the transaction on the same date. Terms of the transaction included delivery of 4,399,000 shares of our Class A Common Stock valued at $171.5 million and less than $0.1 million in cash in exchange for all of the outstanding equity and debt of Jane’s. Woodbridge agreed to a three-year lock-up agreement that restricts its ability to transfer or sell any IHS shares.

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

4. Net Restructuring Charges (Credits)

Net restructuring charges (credits) were $(0.7) million, $12.1 million and $(0.2) million for the years ended November 30, 2009, 2008 and 2007, respectively.

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

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The restructuring charge was incurred in its entirety during the third quarter of 2008. Approximately $5.8 million of the charge related to our Americas segment, $5.9 million pertained to our EMEA segment and $0.4 million related to shared services. The majority of the liability was paid during 2008 and the remaining liability at November 30, 2008 was $1.0 million. This remaining balance was substantially paid as of November 30, 2009. An over-accrual of $0.7 million was reversed during 2009.

Global Insight Restructuring

Related to the acquisition of Global Insight in October 2008, we established a plan to streamline the operations of Global Insight and eliminate redundancies as a result of this acquisition. This plan contemplated certain reductions in personnel as well as certain facility consolidations related to this acquisition. We initially established a $13.0 million liability for restructuring costs in the opening balance sheet. Of this initial amount, $8.2 million was for employee severance and other termination benefits and $4.8 million related to facility closure costs. During 2009, management refined its restructuring plan which resulted in a revised estimated liability of $9.0 million, consisting of $5.1 million for employee severance and $3.9 million for facility closures. The $4.0 million reduction of the liability was recorded as a reduction to goodwill. Through November 30, 2009, we paid $4.9 million of the employee severance and other termination benefits and $2.5 million of the facility closure costs resulting in a remaining liability balance of $1.6 million as of November 30, 2009.

5. Accounts Receivable

Our accounts receivable balance consists of the following as of November 30:

	2009	2008
	(In thousands)
Accounts receivable	$208,011	$212,605
Less—accounts receivable allowance	(4,511)	(4,790)

Accounts receivable, net	$203,500	$207,815

The activity in our accounts receivable allowance consists of the following as of November 30:

	2009	2008
	(In thousands)
Balance at beginning of year	$4,790	$5,406
Provision for bad debts	2,663	1,967
Recoveries and other additions	1,249	233
Write-offs and other deductions	(4,191)	(2,816)

Balance at end of year	$4,511	$4,790

We record allowances for doubtful accounts when it is probable that the accounts receivable balance will not be collected and the amounts are based upon management’s estimates and historical collection trends.

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Property and Equipment

Property and equipment consists of the following at November 30:

	2009	2008
	(In thousands)
Land, buildings and improvements	$76,112	$66,459
Machinery and equipment	97,437	74,925

	173,549	141,384
Less: accumulated depreciation	(98,751)	(81,806)

	$74,798	$59,578

Depreciation expense was approximately $15.1 million, $13.6 million and $11.4 million in 2009, 2008 and 2007, respectively.

7. Goodwill and Intangible Assets

The following table presents details of our intangible assets, other than goodwill, as of November 30, 2009:

	Useful Life	Gross	Accumulated Amortization	Net
	(Years)	(In thousands)
Intangible assets subject to amortization:
Information databases	5 - 15	$195,286	$(51,427)	$143,859
Customer relationships	2 - 15	84,209	(19,777)	64,432
Non-compete agreements	5	5,856	(5,134)	722
Developed computer software	5	33,986	(8,375)	25,611
Other	3 - 11	13,075	(7,687)	5,388

Total		332,412	(92,400)	240,012
Intangible assets not subject to amortization:
Trademarks		68,583	—	68,583
Perpetual licenses		1,200	—	1,200

Total intangible assets		$402,195	$(92,400)	$309,795

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents details of our intangible assets, other than goodwill, as of November 30, 2008:

	Useful Life	Gross	Accumulated Amortization	Net
	(Years)	(In thousands)
Intangible assets subject to amortization:
Information databases	5 - 15	$176,637	$(27,770)	$148,867
Customer relationships	2 - 15	72,596	(12,346)	60,250
Non-compete agreements	5	5,851	(4,098)	1,753
Developed computer software	5	18,700	(4,344)	14,356
Other	3 - 11	5,872	(3,190)	2,682

Total		279,656	(51,748)	227,908
Intangible assets not subject to amortization:
Trademarks		56,844	—	56,844
Perpetual licenses		1,150	—	1,150

Total intangible assets		$337,650	$(51,748)	$285,902

The estimated future amortization expense of intangible assets is as follows:

Year	Amount
(In thousands)
2010	$36,666
2011	34,194
2012	32,016
2013	28,321
2014	26,607

Amortization expense of intangible assets was $34.0 million, $25.8 million and $14.1 million for the years ended November 30, 2009, 2008 and 2007, respectively.

Changes in our intangible assets from November 30, 2008 to November 30, 2009 and from November 30, 2007 to November 30, 2008 were the result of acquisitions (see Note 3) and foreign currency exchange rate fluctuations.

8. Debt

On September 7, 2007, we entered into an amended and restated credit agreement (the Revolver). The $385 million Revolver allows us, under certain conditions, to increase the facility to a maximum of $500 million. The agreement expires in September 2012.

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

As of November 30, 2009, we were in compliance with all of the covenants in the agreement and had $85.0 million of outstanding borrowings with an annual interest rate of 0.75%. In addition, we had outstanding letters of credit totaling approximately $1.1 million as of November 30, 2009.

As of November 30, 2009, we also had $7.4 million of non-interest bearing notes that were issued to the sellers of Prime. These notes are due upon demand and are therefore recorded in “Short-term Debt” in the accompanying Consolidated Balance Sheets.

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Indemnifications

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

10. Taxes on Income

The amounts of income from continuing operations before income taxes and minority interests by U.S. and foreign jurisdictions follow for the years ended November 30:

	2009	2008	2007
	(In thousands)
U.S.	$33,952	$23,993	$24,422
Foreign	144,735	110,198	98,244

	$178,687	$134,191	$122,666

The provision for income tax expense (benefit) from continuing operations, for the years ended November 30 was as follows:

	2009	2008	2007
	(In thousands)
Current:
U.S.	$1,895	$8,560	$6,010
Foreign	17,991	22,321	28,628
State	3,422	2,798	2,575

Total current	23,308	33,679	37,213

Deferred:
U.S.	18,285	6,465	2,943
Foreign	(505)	(1,860)	(420)
State	492	228	(909)

Total deferred	18,272	4,833	1,614

Provision for income taxes	$41,580	$38,512	$38,827

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes from continuing operations recorded within the consolidated statements of operations differs from the provision determined by applying the U.S. statutory tax rate to pretax earnings as a result of the following for the years ended November 30:

	2009	2008	2007
	(In thousands)
Statutory U.S. federal income tax	$62,539	$46,967	$42,933
State income tax, net of federal benefit	2,847	1,956	765
Foreign rate differential	(33,476)	(16,764)	(8,702)
U.S. tax on dividends from foreign affiliates, net of foreign tax credits (FTCs)	10,873	7,828	8,304
Valuation allowance	(1,519)	(1,042)	(2,004)
Tax-exempt interest	—	(157)	(1,414)
Change in reserves	(177)	147	(1,225)
Other	493	(423)	170

Income tax expense	$41,580	$38,512	$38,827

Effective tax rate expressed as a percentage of pretax earnings	23.3%	28.7%	31.7%

Undistributed earnings of our foreign subsidiaries were approximately $121.8 million at November 30, 2009. Those earnings are considered to be indefinitely reinvested, and do not include earnings from certain subsidiaries which are considered distributed. Accordingly, no provision for U.S. federal and state income taxes has been provided on the undistributed earnings. Upon repatriation of those earnings, in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with its hypothetical calculation. Withholding taxes of approximately $0.3 million would be payable upon remittance of all previously unremitted earnings at November 30, 2009.

The significant components of deferred tax assets and liabilities at November 30 were:

	2009	2008
	(In thousands)
Deferred tax assets:
Accruals and reserves	$3,516	$4,056
Deferred revenue	1,319	1,559
Depreciation	2,166	2,256
Pension and post retirement benefits	12,448	3,233
Tax credits	9,839	14,952
Restructuring reserves	822	5,399
Deferred stock-based compensation	24,220	17,559
Loss carryforwards	16,072	8,340
Other	655	1,056

Gross deferred tax assets	71,057	58,410
Valuation allowance	(3,259)	(3,897)

Realizable deferred tax assets	67,798	54,513

Deferred tax liabilities:
Pension and post-retirement benefits	—	—
Intangibles	(105,162)	(91,461)

Gross deferred tax liabilities	(105,162)	(91,461)

Net deferred tax liability	$(37,364)	$(36,948)

As of November 30, 2009, we had loss carryforwards totaling approximately $47.4 million, comprised of $18.2 million of U.S. net operating loss carryforwards, $5.3 million U.S. capital-loss carryforwards, and $23.9 million of foreign loss carryforwards for tax purposes, which will be available to offset future taxable income. If not used, the U.S. net operating loss carryforwards will begin to expire in 2010, the U.S. capital loss carryforwards will expire in 2012, and the foreign tax loss carryforwards generally may be carried forward indefinitely. The U.S. net operating loss carryforwards increased as a result of the ESS acquisition and updates to acquired IHS Global Insight losses. These losses begin to expire in 2010 and are subject to prior Section 382 limits. Only losses

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

deemed more likely than not of being realizable were recorded. The U.S. capital loss was incurred during 2007 as the previously deferred loss on stock investment was realized. We believe the realization of the deferred tax asset related to the U.S. capital loss is not more likely than not to occur, and accordingly, have placed a valuation allowance on this asset. We have analyzed the foreign net operating losses and placed valuation allowances on those that we have determined the realization is not more likely than not to occur. Global Insight foreign net operating losses at the acquisition date were $26.7 million, and recorded with purchase accounting during 2009.

As of November 30, 2009, we had foreign tax credit (FTC) carryforwards of approximately $4.4 million, research and development (R&D) credit carryforwards of approximately $2.4 million, and Alternative Minimum Tax (AMT) credit carryforwards of approximately $2.8 million, which will be available to offset future U.S. tax liabilities. If not used, the FTC carryforwards will expire between 2013 and 2016, and the R&D credit carryforwards will expire between 2009 and 2027. The AMT credit carryforwards may be carried forward indefinitely. We believe that it is more likely than not that we will realize our FTC and AMT tax credit assets. We believe that a portion of the R&D tax credits will expire unused.

The valuation allowance for deferred tax assets decreased by $0.6 million in 2009. The decrease in this allowance was primarily due to a decrease on the allowance of foreign subsidiary deferred tax assets of $1.5 million, which is partially offset by an increase from the establishment of an allowance on IHS Global Insight foreign net operating losses of $0.7 million.

We have provided what we believe to be an appropriate amount of tax for items that involve interpretation of the tax law. However, events may occur in the future that will cause us to reevaluate our current reserves and may result in an adjustment to the reserve for taxes.

On December 1, 2007, we adopted FASB guidance on income taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This pronouncement also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon adoption, we recorded a cumulative effect adjustment of $1.4 million to increase beginning retained earnings. Subsequent to adoption, we include accrued interest and accrued penalties related to amounts accrued for unrecognized tax benefits in our provision for income taxes. We had previously included interest and penalties in interest income (expense) and other income (expense), respectively.

A summary of the activities associated with our reserve for unrecognized tax benefits, interest and penalties follows:

	Unrecognized Tax Benefits	Interest	Penalties
	(In thousands)
Balance at December 1, 2008	$1,604	$106	$—
Additions:
Current year tax positions	224	—	—
Associated with interest	—	27	4
Decreases
Lapse of statute of limitations	(407)	(25)	—

Balance at November 30, 2009	$1,421	$108	$4

As of November 30, 2009, the total amount of unrecognized tax benefits was $1.5 million, of which $0.1 million related to interest.

Changes in the reserve for unrecognized tax benefits associated with current year tax positions were primarily related to uncertain tax filing requirements associated with our acquisition of IHS Global Insight. Changes in the reserve for unrecognized tax benefits associated with prior year tax positions was primarily related to the closing of statutes.

It is reasonably possible that we will experience a $0.2 million decrease in the reserve for unrecognized tax benefits within the next twelve months. We would experience this decrease in relation to uncertainties associated with closing of statutes.

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

IHS or its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The tax years for IHS and our significant subsidiaries that remain subject to examination are as follows:

Jurisdiction	Years Under Examination	Additional Open Years
U.S. Federal	—	2006 - 2008
United Kingdom	—	2006 - 2008
Canada	—	2005 - 2008
Switzerland	—	2007 - 2008

11. Other Comprehensive Income (Loss)

	Foreign currency translation adjustments	Net pension and postretirement liability adjustment	Accumulated other comprehensive income (loss)
	(In thousands)
Balances, November 30, 2006	$6,356	$(9,261)	$(2,905)
Foreign currency translation adjustments	18,047	—	18,047
Net pension liability adjustment	—	10,243	10,243
Adoption of pension guidance	—	(1,184)	(1,184)
Foreign currency effect on pension	546	(546)	—
Tax provision on pension	—	(2,812)	(2,812)
Foreign currency effect on tax benefit	(164)	164	—

Balances, November 30, 2007	$24,785	$(3,396)	$21,389
Foreign currency translation adjustments	(96,977)	—	(96,977)
Net pension liability adjustment	—	(83,805)	(83,805)
Foreign currency effect on pension	(884)	884	—
Tax provision on pension	—	32,213	32,213
Foreign currency effect on tax benefit	247	(247)	—

Balances, November 30, 2008	$(72,829)	$(54,351)	$(127,180)

Foreign currency translation adjustments	41,678	—	41,678
Net pension liability adjustment	—	(28,504)	(28,504)
Foreign currency effect on pension	(71)	71	—
Tax provision on pension	—	10,175	10,175
Foreign currency effect on tax benefit	20	(20)	—

Balances, November 30, 2009	$(31,202)	$(72,629)	$(103,831)

12. Stock-Based Compensation

As of November 30, 2009, we had one share-based compensation plan: the Amended and Restated IHS Inc. 2004 Long-Term Incentive Plan, which is described further below.

Stock-based compensation expense for the three years ended November 30 was as follows:

	2009	2008	2007
	(In thousands)
Cost of revenue	$2,564	$1,361	$1,142
Selling, general and administrative expenses	54,548	38,611	29,299

Total stock-based compensation expense	$57,112	$39,972	$30,441

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total income tax benefit recognized in the income statement for share-based compensation arrangements for the three years ended November 30 was as follows:

	2009	2008	2007
	(In thousands)
Income tax benefit	$21,131	$14,790	$11,263

No stock-based compensation cost was capitalized during the years ended November 30, 2009, 2008 and 2007.

Amended and Restated 2004 Long-Term Incentive Plan

The Amended and Restated 2004 Long-Term Incentive Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares, cash-based awards, other stock based awards and covered employee annual incentive awards. The 2004 Directors Stock Plan, a sub-plan under our Amended and Restated 2004 Long-Term Incentive Plan, provides for the grant of restricted stock and restricted stock units to non-employee directors as defined in that plan. We believe that such awards better align the interests of our employees and non-employee directors with those of our shareholders. We have authorized a maximum of 11.25 million shares. As of November 30, 2009, the number of shares available for future grant was 3.4 million.

Total compensation expense related to nonvested awards, both share awards and stock options, not yet recognized was $55.6 million as of November 30, 2009, with a weighted-average recognition period of approximately one year.

Nonvested Stock. Share awards vest from six months to four years. Share awards are generally subject to either cliff vesting or graded vesting. The fair value of nonvested stock is based on the fair value of our common stock on the date of grant. We amortize the value of share awards to expense over the vesting period on a straight-line basis. Approximately half of our outstanding awards are performance based. For those awards, an evaluation is made each quarter as to the likelihood of the performance criteria being met. As the number of shares expected to vest increases or decreases, compensation expense is then adjusted up or down to reflect the number of shares expected to vest and the cumulative vesting period met to date. Additionally, we estimate forfeitures at the grant date and recognize compensation cost based on the number of awards expected to vest. There may be adjustments in future periods if the likelihood of meeting performance criteria changes or if actual forfeitures differ from our estimates. Our forfeiture rate is based upon historical experience as well as anticipated employee turnover considering certain qualitative factors.

A summary of the status of our nonvested shares as of November 30, 2009, and changes during the year then ended were as follows:

	Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Balances, November 30, 2008	2,176	$41.81
Granted	1,395	$45.22
Vested	(725)	$39.51
Forfeited	(172)	$44.71

Balances, November 30, 2009	2,674	$46.38

The total fair value of nonvested stock that vested during the year ended November 30, 2009, was $33.2 million based on the weighted-average fair value on the vesting date and $28.7 million based on the weighted-average fair value on the date of grant.

Stock Options. Option awards are generally granted with an exercise price equal to the fair market value of our stock at the date of grant. Options outstanding as of November 30, 2009, either cliff vest after 4 years of continuous service or vest in a graded fashion over three years of continuous service and have 8-year contractual terms. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the plan). No options were granted in the year ended November 30, 2009 or 2008.

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each option award granted in 2007 was estimated on the date of grant using the Black-Scholes pricing model that used the assumptions noted in the following table:

Year Ended November 30, 2007
Dividend yield	0.0%
Expected volatility	30.66%
Risk-free interest rate	4.92%
Expected term (in years)	5.0
Weighted average fair value of stock options granted	$13.57

Our dividend yield is 0.0% since we have no history of paying dividends and currently have no plan to do so. Our expected volatility is determined annually using a basket of peer company historical volatility rates until such time as our stock history is equal to our contractual terms. Our risk-free interest rate is the treasury-bill rate for the period equal to the expected term based on the Treasury note strip principal rates as reported in well-known and widely used financial sources. Our expected term is the average of the contractual term of the option and the vesting period (i.e., the “shortcut method”).

The following table summarizes changes in outstanding stock options during the years ended November 30, 2009 and 2008, as well as options that are vested and expected to vest and stock options exercisable at November 30, 2009 and 2008:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at November 30, 2007	287	$35.29
Granted	—	—
Exercised	(10)	$37.65
Forfeited	(2)	—

Outstanding at November 30, 2008	275	$35.18	5.9	$543
Vested and expected to vest at November 30, 2008	275	$35.18	5.9	$543
Exercisable at November 30, 2008	84	$33.62	6.0	$272

Outstanding at November 30, 2008	275	$35.18
Granted	—	—
Exercised	(66)	$32.48
Forfeited	(9)	$37.65

Outstanding at November 30, 2009	200	$35.96	4.9	$2,871
Vested and expected to vest at November 30, 2009	200	$35.96	4.9	$2,871
Exercisable at November 30, 2009	98	$37.65	5.0	$1,243

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of our common stock on November 30, 2009, which was $50.28, and the exercise price, multiplied by the number of in-the-money stock options as of the same date. This represents the amount that would have been received by the stock option holders if they had all exercised their stock options on November 30, 2009. In future periods, this amount will change depending on fluctuations in our stock price. The total intrinsic value of stock options exercised during the year ended November 30, 2009, was $0.7 million.

During the year ended November 30, 2007, we granted 0.2 million options with a weighted average grant-date fair value of $13.57.

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Employee Retirement Benefits

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

Accounting guidance requires an employer to recognize the funded status of any defined benefit pension and/or other postretirement benefit plans as an asset or liability in its statement of financial position.

Total defined-benefit pension-plan (income) expense was $(0.5) million, $(1.7) million and $1.3 million for the years ending November 30, 2009, 2008, and 2007, respectively.

Both the US RIP and UK RIP plan assets consist primarily of equity securities with smaller holdings of bonds and alternative assets. Equity assets are diversified between international and domestic investments, with additional diversification in the domestic category through allocations to large-cap, mid-cap, and growth and value investments.

The US RIP’s established investment policy seeks to balance the need to maintain a viable and productive capital base and yet achieve investment results superior to the actuarial rate consistent with our funds’ investment objectives. The UK RIP’s established investment policy is to match the liabilities for active and deferred members with equity investments and match the liabilities for pensioner members with fixed-income investments. Asset allocations are subject to ongoing analysis and possible modification as basic capital market conditions change over time (interest rates, inflation, etc.).

The following compares target asset allocation percentages as of the beginning of 2009 with actual asset allocations at the end of 2009:

	US RIP Assets		UK RIP Assets
	Target Allocations	Actual Allocations	Target Allocations	Actual Allocations
Equities	60%	61%	55%	55%
Fixed Income	30	31	45	41
Alternatives/Other	10	8	—	4

Investment return assumptions for both plans have been determined by obtaining independent estimates of expected long-term rates of return by asset class and applying the returns to assets on a weighted-average basis.

We expect to contribute approximately $2.2 million to the UK RIP and approximately $0.7 million to the SIP during 2010. We do not expect to make any contributions for the U.S. RIP in 2010.

The following table from our actuaries provides the expected benefit payments for our pension plans:

	US RIP	UK RIP	SIP	Total
	(In thousands)
2010	$17,967	$718	$718	$19,403
2011	16,951	740	670	18,361
2012	16,084	763	704	17,551
2013	16,411	786	620	17,817
2014	15,551	786	595	16,932
2015 - 2019	73,103	4,424	2,756	80,283

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following represents our net periodic pension (income) expense:

	Year Ended November 30, 2009
	U.S. RIP	U.K. RIP	SIP	Total
	(In thousands)
Service costs incurred	$6,912	$525	$233	$7,670
Interest costs on projected benefit obligation	12,921	1,585	490	14,996
Expected return on plan assets	(20,906)	(1,730)	—	(22,636)
Amortization of prior service cost (benefit)	(473)	—	44	(429)
Amortization of actuarial loss	—	—	85	85
Amortization of transitional obligation/(asset)	(229)	—	40	(189)
Settlement expense	—	—	53	53

Net periodic pension benefit (income) expense	$(1,775)	$380	$945	$(450)

	Year Ended November 30, 2008
	U.S. RIP	U.K. RIP	SIP	Total
	(In thousands)
Service costs incurred	$6,289	$907	$286	$7,482
Interest costs on projected benefit obligation	11,998	2,055	456	14,509
Expected return on plan assets	(21,470)	(2,141)	—	(23,611)
Amortization of prior service cost (benefit)	(473)	—	44	(429)
Amortization of actuarial loss	—	—	203	203
Amortization of transitional obligation/(asset)	(568)	—	40	(528)
Settlement expense	693	—	—	693

Net periodic pension benefit (income) expense	$(3,531)	$821	$1,029	$(1,681)

	Year Ended November 30, 2007
	U.S. RIP	U.K. RIP	SIP	Total
	(In thousands)
Service costs incurred	$6,276	$1,165	$190	$7,631
Interest costs on projected benefit obligation	10,879	2,110	355	13,344
Expected return on plan assets	(20,310)	(1,823)	—	(22,133)
Amortization of prior service cost (benefit)	(473)	—	43	(430)
Amortization of actuarial loss	1,499	1,223	100	2,822
Amortization of transitional obligation/(asset)	(568)	—	40	(528)
Settlement expense	—	—	575	575

Net periodic pension benefit (income) expense	$(2,697)	$2,675	$1,303	$1,281

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in the projected benefit obligation, plan assets and the funded status of the pension plans were as follows:

	November 30, 2009
	Underfunded
	US RIP	UK RIP	SIP	Consolidated
			(In thousands)
Change in projected benefit obligation:
Net benefit obligation at November 30, 2008	$179,467	$22,295	$6,778	$208,540
Service costs incurred	6,912	525	233	7,670
Employee contributions	—	231	—	231
Interest costs on projected benefit obligation	12,921	1,585	490	14,996
Actuarial loss	26,468	9,605	321	36,394
Gross benefits paid	(13,889)	(914)	(476)	(15,279)
Settlement expense	—	—	53	53
Foreign currency exchange rate change	—	2,218	—	2,218

Net benefit obligation at November 30, 2009	$211,879	$35,545	$7,399	$254,823

Change in plan assets:
Fair value of plan assets at November 30, 2008	$186,900	$23,630	$—	$210,530
Actual return on plan assets	30,392	5,142	—	35,534
Employer contributions	—	2,091	476	2,567
Employee contributions	—	231	—	231
Gross benefits and settlements paid	(13,889)	(914)	(476)	(15,279)
Foreign currency exchange rate change	—	2,046	—	2,046

Fair value of plan assets at November 30, 2009	$203,403	$32,226	$—	$235,629

Funded status:
Projected benefit obligation at November 30, 2009	$(211,879)	$(35,545)	$(7,399)	$(254,823)
Fair value of plan assets at November 30, 2009	203,403	32,226	—	235,629

Funded status—Underfunded	$(8,476)	$(3,319)	$(7,399)	$(19,194)

Amounts recognized in the Consolidated Balance Sheets:
Prepaid asset	$—	$—	$—	$—
Accrued liability	(8,476)	(3,319)	(7,399)	(19,194)

Net amount recognized at November 30, 2009	$(8,476)	$(3,319)	$(7,399)	$(19,194)

Amounts in Accumulated Other Comprehensive Income not yet recognized as components of net periodic pension (income) expense, pretax: Net prior service cost (benefit)	$(3,367)	$—	$119	$(3,248)
Net actuarial loss (gain)	111,519	5,480	1,827	118,826
Net transitional obligation (asset)	—	—	278	278

Total not yet recognized	$108,152	$5,480	$2,224	$115,856

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	November 30, 2008
	Overfunded			Underfunded	Consolidated
	US RIP	UK RIP	Total	SIP
	(In thousands)
Change in projected benefit obligation:
Net benefit obligation at November 30, 2007	$190,898	$37,072	$227,970	$7,144	$235,114
Service costs incurred	6,289	907	7,196	286	7,482
Employee contributions	—	315	315	—	315
Interest costs on projected benefit obligation	11,998	2,055	14,053	456	14,509
Actuarial gain	(17,649)	(9,158)	(26,807)	(1,023)	(27,830)
Gross benefits paid	(12,762)	(781)	(13,543)	(239)	(13,782)
Settlement expense	693	—	693	154	847
Foreign currency exchange rate change	—	(8,115)	(8,115)	—	(8,115)

Net benefit obligation at November 30, 2008	$179,467	$22,295	$201,762	$6,778	$208,540

Change in plan assets:
Fair value of plan assets at November 30, 2007	$282,014	$32,251	$314,265	$—	$314,265
Actual return on plan assets	(82,352)	(2,529)	(84,881)	—	(84,881)
Employer contributions	—	2,423	2,423	239	2,662
Employee contributions	—	315	315	—	315
Gross benefits and settlements paid	(12,762)	(781)	(13,543)	(239)	(13,782)
Foreign currency exchange rate change	—	(8,049)	(8,049)	—	(8,049)

Fair value of plan assets at November 30, 2008	$186,900	$23,630	$210,530	$—	$210,530

Funded status:
Projected benefit obligation at November 30, 2008	$(179,467)	$(22,295)	$(201,762)	$(6,778)	$(208,540)
Fair value of plan assets at November 30, 2008	186,900	23,630	210,530	—	210,530

Funded status—Overfunded/(Underfunded)	$7,433	$1,335	$8,768	$(6,778)	$1,990

Amounts recognized in the Consolidated Balance Sheets:
Prepaid asset	$7,433	$1,335	$8,768	$—	$8,768
Accrued liability	—	—	—	(6,778)	(6,778)

Net amount recognized at November 30, 2008	$7,433	$1,335	$8,768	$(6,778)	$1,990

Amounts in Accumulated Other Comprehensive Income not yet recognized as components of net periodic pension (income) expense, pretax:
Net prior service cost (benefit)	$(3,840)	$—	$(3,840)	$162	$(3,678)
Net actuarial loss (gain)	94,537	(1,019)	93,518	1,590	95,108
Net transitional obligation (asset)	(229)	—	(229)	318	89

Total not yet recognized	$90,468	$(1,019)	$89,449	$2,070	$91,519

IHS Global Insight has a funded defined benefit pension plan for certain former employees located in the UK. According to the most recently available actuarial report, this plan has average annual pension amounts of less than $0.1 million. This plan is closed to both new entrants and future accruals. As a result of this plan, $1.5 million was recorded as a pension liability in the final purchase price allocation.

Amortization Amounts Expected to be Recognized in Net Periodic Pension and Post-retirement Benefit (Income) Expense during Fiscal Year Ending November 30, 2010, pretax:

	US RIP	UK RIP	SIP	Total
	(In thousands)
Amortization of net actuarial loss	$5,984	$201	$179	$6,364
Amortization of transitional obligation	$—	$—	$40	$40
Amortization of net prior service cost (benefit)	$(473)	$—	$44	$(429)

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pension expense (income) is actuarially calculated annually based on data available at the beginning of each year. Assumptions used in the actuarial calculation include the discount rate selected and disclosed at the end of the previous year as well as other assumptions detailed in the table below, for the years ended November 30:

	US RIP		UK RIP		SIP
	2009	2008	2009	2008	2009	2008
Weighted-average assumptions as of year-end
Discount rate	5.90%	7.50%	5.40%	7.00%	5.90%	7.50%
Average salary increase rate	4.50	4.50	4.50	4.50	4.50	4.50
Expected long-term rate of return on assets	8.25	8.25	7.00	7.00	—	—

Defined Contribution Plan

Employees of certain subsidiaries may participate in defined contribution plans. Benefit expense relating to these plans was approximately $5.4 million, $5.1 million and $4.0 million for 2009, 2008 and 2007, respectively.

14. Post-retirement Benefits

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

The obligation under our plan was determined by the application of the terms of medical and life insurance plans together with relevant actuarial assumptions. Effective 2006, IHS does not provide prescription drug coverage for Medicare-eligible retirees except through a Medicare Advantage fully insured option; therefore our liability does not reflect any impact of the Medicare Modernization Act Part D subsidy. The discount rate used in determining the accumulated post-retirement benefit obligation was 5.9%, 7.5% and 6.5% at November 30, 2009, 2008, and 2007, respectively.

Our net periodic post-retirement benefit (income) expense and changes in the related projected benefit obligation were as follows:

	2009	2008	2007
	(In thousands)
Service costs incurred	$57	$100	$137
Interest costs	632	634	592
Amortization of prior service cost(1)	(3,229)	(3,229)	(3,229)
Amortization of net actuarial loss	306	472	551

Net periodic post-retirement benefit income	$(2,234)	$(2,023)	$(1,949)

	Year Ended November 30, 2009	Year Ended November 30, 2008
	(In thousands)	(In thousands)
Change in projected postretirement benefit obligation:
Post-retirement benefit obligation at beginning of year	$8,852	$10,203
Service costs	57	100
Interest costs	632	634
Actuarial loss (gain)	1,175	(1,231)
Benefits paid	(802)	(854)

Post-retirement benefit obligation at end of year	$9,914	$8,852

Funded status—Unfunded:	$(9,914)	$(8,852)

Amounts recognized in the Consolidated Balance Sheets:
Accrued liability	$(9,914)	$(8,852)

Amounts in Accumulated Other Comprehensive Income not yet recognized as components of net periodic pension (income) expense, pretax:
Net prior service benefit	$(3,554)	$(6,783)
Net actuarial loss	3,964	3,095
Net transitional obligation (assets)	—	—

Total not yet recognized	$410	$(3,688)

Amortization Amounts Expected to be Recognized in Net Periodic Pension and Post-retirement Benefit (Income) Expense during Fiscal Year Ending November 30, 2010, pretax:
Amortization of net actuarial loss	$683
Amortization of transitional obligation	—
Amortization of net prior service benefit	(3,229)

(1)	We amended our plan in 2006. The plan was amended to limit benefits to be paid for future health-care costs. IHS no longer subsidizes the cost of coverage for retiree-medical coverage. Certain employees were grandfathered with the IHS subsidy capped at different rates per month depending on individual retirees’ Medicare eligibility. This change resulted in a $15.9 million negative plan amendment to be amortized over a period of time resulting in net periodic postretirement benefit income in 2006 through 2011.

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employer contributions to the post-retirement benefit plan expected to be paid during the year ending November 30, 2010, are approximately $0.9 million.

The following table provides the expected cash out-flows for our post-retirement benefit plan (in thousands):

2010	$879
2011	885
2012	897
2013	898
2014	889
2015 - 2019	4,095

A one-percentage-point change in assumed health-care-cost-trend rates would have the following effects:

	One- percentage- point increase	One- percentage- point decrease
(In thousands)
Increase/(decrease) on total of service and interest cost for the year ended November 30, 2009	$—	$—
Increase/(decrease) on post-retirement benefit obligation as of November 30, 2009	—	—

15. Common Stock and Earnings per Share

As of November 30, 2009, our authorized capital stock consisted of 80,000,000 shares of Class A common stock. Prior to September 18, 2008, our authorized capital stock consisted of 80,000,000 shares of Class A common stock and 13,750,000 shares of Class B common stock. These classes had equal dividend rights and liquidation rights. However, the holders of our Class A common stock were entitled to one vote per share and the holder of our Class B common stock was entitled to ten votes per share on all matters to be voted upon by the stockholders. Each share of Class B common stock was convertible at any time at the option of the holder into one share of Class A common stock. On September 18, 2008, the holder of our 13,750,000 shares of Class B common stock converted those shares to 13,750,000 Class A common shares. In exchange for this conversion, the number of allowable demand registrations available to that shareholder increased from two to four.

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For 2007, we used the two-class method for computing basic and diluted EPS amounts. For 2008 and 2009, there was a single class of stock for the purposes of calculating EPS. Weighted average common shares outstanding were calculated as follows:

	Years Ended November 30,
	2009	2008	2007
	Class A	Class A	Class A and Class B
Weighted average common shares outstanding:
Shares used in basic per-share calculation	63,055	62,063	59,463
Effect of dilutive securities:
Deferred stock units	55	40	6
Restricted shares	797	795	936
Options	33	59	21

Shares used in diluted per-share calculation	63,940	62,957	60,426

Share Buyback Program

During 2006, our board of directors approved a program to reduce the dilutive effects of employee equity grants, by allowing employees to surrender shares back to the Company for a value equal to their statutory tax liability. IHS then pays the statutory tax on behalf of the employee. Additionally, our board of directors periodically approves additional buyback programs whereby IHS acquires shares in the open market to more fully offset the dilutive effect of our employee equity programs. During the year ended November 30, 2009, we accepted 229,060 shares surrendered by employees under the tax withholding program for approximately $10.5 million, or $45.75 per share. No shares were repurchased in 2009 pursuant to the share buyback program. Since the inception of these programs, we have withheld for tax 928,454 shares of our Class A common stock for approximately $46.2 million, or $49.72 per share and we have repurchased 1,889,557 shares for approximately $94.7 million or $50.13 per share pursuant to the stock buyback program.

16. Long-Term Leases, Commitments and Contingencies

Rental charges in 2009, 2008, and 2007 approximated $29.3 million, $21.2 million and $18.0 million, respectively. Minimum rental commitments under non-cancelable operating leases in effect at November 30, 2009, are as follows (in thousands):

2010	19,634
2011	15,150
2012	13,390
2013	11,947
2014	10,760
2014 and thereafter	24,003

Total	$94,884

We had outstanding letters of credit in the aggregate amount of approximately $1.3 million and $1.2 million at November 30, 2009 and 2008, respectively.

From time to time, we are involved in litigation, most of which is incidental to our business. In our opinion, no litigation to which we currently are a party is likely to have a material adverse effect on our results of operations or financial condition.

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Supplemental Cash Flow Information

Net cash provided by operating activities reflects cash payments for interest and income taxes as shown below, for the years ended November 30:

	2009	2008	2007
	(In thousands)
Interest paid	$1,799	$1,088	$869

Income tax payments, net	$27,403	$28,744	$28,369

Cash and cash equivalents amounting to approximately $124.2 million and $31.0 million reflected on the consolidated balance sheets at November 30, 2009 and 2008, respectively, are maintained primarily in U.S. Dollars, Canadian Dollars, British Pound Sterling, and Euros, and were subject to fluctuations in the current exchange rate.

18. Segment Information

We prepare our financial reports and analyze our business results within our three reportable geographic segments: Americas, EMEA and APAC. Prior to 2008, we reported as two segments: Energy and Engineering. However, during 2008 we reorganized our management structure to a geographic focus, the point of contact with our customers. This new integrated global organization makes it easier for our customers to do business with us by providing a more cohesive, consistent, and effective sales and marketing approach in each region. By structuring our business around our geographic segments, we are able to tailor and expand the solutions we offer to meet the unique needs of our customers both globally and in local markets. We are also able to manage our activities according to the best practices of each. This structure provides a solid foundation for growth in each market for all of our capabilities. It allows us a more efficient method of bringing new products and services to customers, and supports growth in existing accounts and with new customers and markets.

Information as to the operations of our three segments is set forth below based on the nature of the offerings. Our Chairman and Chief Executive Officer represents our chief operating decision maker, and he evaluates segment performance based primarily on revenue and operating profit of these three segments. In addition, he also reviews revenue for the domains and transaction types. The accounting policies of our segments are the same as those described in the summary of significant accounting policies (see Note 2). The 2007 information has been restated to conform to the 2009 and 2008 presentation.

No single customer accounted for 10% or more of our total revenue for the year ended November 30, 2009. There are no material inter-segment revenues for any period presented.

As shown below, certain corporate transactions are not allocated to the reportable segments. Amounts not allocated include, but are not limited to, such items as, stock-based compensation expense, net periodic pension and post-retirement benefits income, corporate-level impairments, and gain (loss) on sales of corporate assets.

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Americas	EMEA	APAC	Segment Totals	Shared Services	Consolidated Total
	(In thousands)
2009
Revenue	$602,641	$287,855	$76,804	$967,300	$—	$967,300
Operating income	191,754	60,506	24,650	276,910	(97,094)	179,816
Depreciation and amortization	31,750	14,927	115	46,792	2,354	49,146
Assets	943,769	595,178	62,244	1,601,191	74,397	1,675,588
2008
Revenue	$520,925	$263,457	$59,648	$844,030	$—	$844,030
Operating income	160,757	44,258	18,098	223,113	(89,602)	133,511
Depreciation and amortization	23,187	12,997	132	36,316	3,094	39,410
Assets	862,896	445,667	66,817	1,375,380	60,800	1,436,180
2007
Revenue	$428,025	$210,299	$50,068	$688,392	$—	$688,392
Operating income	133,785	35,200	12,582	181,567	(64,965)	116,602
Depreciation and amortization	15,242	7,801	128	23,171	2,307	25,478
Assets	658,441	364,264	56,173	1,078,878	244,929	1,323,807

Goodwill rollforward was as follows:

	Americas	EMEA	APAC	Consolidated Total
	(In thousands)
Balance at November 30, 2007	$382,582	$137,000	$45,000	$564,582
Acquisitions	116,931	77,201	8,076	202,208
Foreign currency translation	(34,512)	(27,201)	—	(61,713)

Balance at November 30, 2008	465,001	187,000	53,076	705,077

Acquisitions	51,843	104,175	—	156,018
Adjustment to purchase price	(8,865)	(5,910)	—	(14,775)
Foreign currency translation	5,714	23,708	—	29,422

Balance at November 30, 2009	513,693	308,973	53,076	875,742

Revenue by transaction type was as follows:

	Years Ended November 30,
	2009	2008	2007
	(In thousands)
Subscription revenue	$749,123	$627,164	$506,828
Consulting revenue	60,496	56,197	52,497
Transaction revenue	58,980	69,614	71,644
Other revenue	98,701	91,055	57,423

Total revenue	$967,300	$844,030	$688,392

Revenue by information domain was as follows:

	Years Ended November 30,
	2009	2008	2007
	(In thousands)
Energy revenue	$448,798	$442,919	$373,519
Product Lifecycle revenue	298,968	290,637	278,273
Security revenue	105,566	75,192	35,314
Environment revenue	33,195	22,456	1,286
Macroeconomic Forecasting and Intersection revenue	80,773	12,826	—

Total revenue	$967,300	$844,030	$688,392

IHS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. Quarterly Results of Operations (Unaudited)

The following summarizes certain quarterly results of operations:

	Three Months Ended
	February 28/29	May 31	August 31	November 30
	(In thousands)
2009
Revenue	$235,411	$235,276	$239,485	$257,128
Cost of revenue	102,903	97,928	101,748	107,437
Net income	27,104	31,954	34,706	41,199
Earnings per share (Class A):
Basic	$0.43	$0.51	$0.55	$0.65
Diluted	$0.43	$0.50	$0.54	$0.64
2008
Revenue	$198,777	$207,193	$207,434	$230,626
Cost of revenue	89,160	93,180	91,341	99,050
Net income	21,431	23,258	21,024	33,280
Earnings per share (Class A and Class B):
Basic	$0.35	$0.37	$0.34	$0.54
Diluted	$0.34	$0.37	$0.33	$0.53

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are effective at a reasonable assurance level to ensure that information required to be disclosed in the reports required to be filed or submitted under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Our Chief Executive Officer and our Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act rule 13a-15(f). A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”). Our principal executive officer and our principal financial officer have chosen the COSO framework on which to base their assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of November 30, 2009.

The Company’s independent registered public accounting firm has audited, and reported on, the effectiveness of our internal control over financial reporting. Management’s report and the independent registered public accounting firm’s report are included under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting,” respectively, in Item 8 of this Annual Report on Form 10-K and are incorporated herein by reference.

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

The information required by this item concerning our executive officers, directors, compliance with Section 16 of the Securities and Exchange Act of 1934 and our code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer is incorporated by reference to the information set forth in the sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Election of Directors—Corporate Governance Matters—Code of Conduct” in our Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than March 30, 2010, which is 120 days after the fiscal year ended November 30, 2009 (the “Proxy Statement”).

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

(b) Index of Exhibits

The following exhibits are filed as part of this report:

EXHIBIT INDEX

Exhibit Number	Description

3.1*	Amended and Restated Certificate of Incorporation

3.2*	Amended and Restated By-Laws

4.1**	Form of Class A Common Stock Certificate

4.2**	Rights Agreement between IHS Inc. and Computershare Trust Company, Inc., as Rights Agent

4.3†	Amendment to Rights Agreement Designating American Stock Transfer & Trust as Rights Agent

10.1††	Amended and Restated IHS Inc. 2004 Long-Term Incentive Plan

10.2†	Amended and Restated IHS Inc. 2004 Directors Stock Plan

10.3**	IHS Inc. Employee Stock Purchase Plan

10.4**	IHS Supplemental Income Plan

10.5††	Summary of Non-Employee Director Compensation

10.6**	Form of Indemnification Agreement between the Company and its Directors

10.7**	IHS Executive Relocation Policy (2004)

10.8†††	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Stock Option Award—Senior Executive Level

10.9†††	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Stock Option Award—Executive Level

10.10†††	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Restricted Stock Unit Award—Senior Executive Level

10.11†††	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Restricted Stock Unit Award—Time-Based

10.12†††	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Restricted Stock Unit Award—Performance-Based

10.13**	Employment Agreement by and between IHS Inc. and Michael J. Sullivan, dated as of November 1, 2004

10.14‡	Employment Agreement by and between IHS Inc. and Jeffrey R. Tarr, dated as of December 1, 2004

10.15†††	Employment Agreement by and between IHS Energy Group Inc. and Daniel H. Yergin, dated as of September 1, 2004

10.16†††	Non-Competition Agreement by and between IHS Energy Group Inc. and Daniel H. Yergin, dated as of September 1, 2004

10.17‡‡	Employment Agreement by and between IHS Inc. and Scott Key, dated as of October 31, 2007

Exhibit Number	Description

10.18‡‡	Amendment to Employment Agreement by and between IHS Global Inc., successor to IHS Energy Group Inc., and Daniel H. Yergin, dated as of July 20, 2009

10.19‡‡	Amendment to Employment Agreement by and between IHS Inc. and Michael J. Sullivan, dated as of October 21, 2009

10.20‡‡	Amendment to Employment Agreement by and between IHS Inc. and Jeffrey R. Tarr, dated as of October 22, 2009

10.21‡‡	Amendment to Employment Agreement by and between IHS Inc. and Scott Key, dated as of October 22, 2009

21‡‡	List of Subsidiaries of the Registrant

23‡‡	Consent of Ernst & Young LLP

24‡‡	Power of Attorney

31.1‡‡	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2‡‡	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32‡‡	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2009, and incorporated herein by reference.
**	Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement on Form S-1 (No. 333-122565) of the Registrant and incorporated herein by reference.
†	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Annual Report on Form 10-K for the period ended November 30, 2008, and incorporated herein by reference.
††	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-151082) and incorporated herein by reference.
†††	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Annual Report on Form 10-K for the period ended November 30, 2006, and incorporated herein by reference.
‡	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended February 28, 2006, and incorporated herein by reference.
‡‡	Filed electronically herewith.

(c) Financial Statement Schedules

All schedules for the Registrant have been omitted since the required information is not present or because the information is included in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 15, 2010.

IHS INC.

By:	/s/ STEPHEN GREEN
Name:	Stephen Green
Title:	Senior Vice President and General Counsel

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of January, 2010.

Signature	Title

/s/ JERRE L. STEAD	Chairman and Chief Executive Officer
Jerre L. Stead	(Principal Executive Officer)

/s/ MICHAEL J. SULLIVAN	Executive Vice President and Chief Financial Officer
Michael J. Sullivan	(Principal Financial Officer)

/s/ HEATHER MATZKE-HAMLIN	Senior Vice President and Chief Accounting Officer
Heather Matzke-Hamlin	(Principal Accounting Officer)

*	Director
C. Michael Armstrong

*	Director
Steven A. Denning

*	Director
Ruann F. Ernst

*	Director
Brian H. Hall

*	Director
Roger Holtback

*	Director
Balakrishnan S. Iyer

*	Director
Michael Klein

*	Director
Richard W. Roedel

*	Director
Christoph v. Grolman

*By:	/s/ STEPHEN GREEN
Stephen Green
Attorney-in-Fact

EXHIBIT INDEX

Exhibit Number	Description

3.1*	Amended and Restated Certificate of Incorporation

3.2*	Amended and Restated By-Laws

4.1**	Form of Class A Common Stock Certificate

4.2**	Rights Agreement between IHS Inc. and Computershare Trust Company, Inc., as Rights Agent

4.3†	Amendment to Rights Agreement Designating American Stock Transfer & Trust as Rights Agent

10.1††	Amended and Restated IHS Inc. 2004 Long-Term Incentive Plan

10.2†	Amended and Restated IHS Inc. 2004 Directors Stock Plan

10.3**	IHS Inc. Employee Stock Purchase Plan

10.4**	IHS Supplemental Income Plan

10.5††	Summary of Non-Employee Director Compensation

10.6**	Form of Indemnification Agreement between the Company and its Directors

10.7**	IHS Executive Relocation Policy (2004)

10.8†††	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Stock Option Award—Senior Executive Level

10.9†††	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Stock Option Award—Executive Level

10.10†††	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Restricted Stock Unit Award—Senior Executive Level

10.11†††	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Restricted Stock Unit Award—Time-Based

10.12†††	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Restricted Stock Unit Award—Performance-Based

10.13**	Employment Agreement by and between IHS Inc. and Michael J. Sullivan, dated as of November 1, 2004

10.14‡	Employment Agreement by and between IHS Inc. and Jeffrey R. Tarr, dated as of December 1, 2004

10.15†††	Employment Agreement by and between IHS Energy Group Inc. and Daniel H. Yergin, dated as of September 1, 2004

10.16†††	Non-Competition Agreement by and between IHS Energy Group Inc. and Daniel H. Yergin, dated as of September 1, 2004

10.17‡‡	Employment Agreement by and between IHS Inc. and Scott Key, dated as of October 31, 2007

10.18‡‡	Amendment to Employment Agreement by and between IHS Global Inc., successor to IHS Energy Group Inc., and Daniel H. Yergin, dated as of July 20, 2009

10.19‡‡	Amendment to Employment Agreement by and between IHS Inc. and Michael J. Sullivan, dated as of October 21, 2009

10.20‡‡	Amendment to Employment Agreement by and between IHS Inc. and Jeffrey R. Tarr, dated as of October 22, 2009

10.21‡‡	Amendment to Employment Agreement by and between IHS Inc. and Scott Key, dated as of October 22, 2009

21‡‡	List of Subsidiaries of the Registrant

23‡‡	Consent of Ernst & Young LLP

24‡‡	Power of Attorney

31.1‡‡	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description

31.2‡‡	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32‡‡	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2009, and incorporated herein by reference.
**	Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement on Form S-1 (No. 333-122565) of the Registrant and incorporated herein by reference.
†	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Annual Report on Form 10-K for the period ended November 30, 2008, and incorporated herein by reference.
††	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-151082) and incorporated herein by reference.
†††	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Annual Report on Form 10-K for the period ended November 30, 2006, and incorporated herein by reference.
‡	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended February 28, 2006, and incorporated herein by reference.
‡‡	Filed electronically herewith.