Form 10-Q
period 2010-02-28
IHS Inc.
filed 2010-03-25
CIK 1316360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  YES    ☒  NO

As of February 28, 2010, there were 63,898,454 shares of our Class A Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

IHS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except share and per-share data)

	As of February 28, 2010	As of November 30, 2009
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$149,442	$124,201
Accounts receivable, net	236,535	203,500
Income tax receivable	4,840	—
Deferred subscription costs	44,503	40,279
Deferred income taxes	20,989	30,970
Other	19,718	14,284

Total current assets	476,027	413,234
Non-current assets:
Property and equipment, net	76,143	74,798
Intangible assets, net	296,727	309,795
Goodwill, net	872,085	875,742
Other	4,341	2,019

Total non-current assets	1,249,296	1,262,354

Total assets	$1,725,323	$1,675,588

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$109,019	$92,577
Accounts payable	29,059	26,470
Accrued compensation	14,077	44,196
Accrued royalties	25,253	25,666
Other accrued expenses	42,213	39,385
Income tax payable	—	1,720
Deferred subscription revenue	377,099	319,163

Total current liabilities	596,720	549,177

Long-term debt	117	141
Accrued pension liability	20,012	19,194
Accrued post-retirement benefits	9,225	9,914
Deferred income taxes	65,129	68,334
Other liabilities	17,013	15,150
Commitments and contingencies

Stockholders’ equity:
Class A common stock, $0.01 par value per share, 80,000,000 shares authorized, 65,752,928 and 64,801,035 shares issued, 63,898,454 and 63,283,947 shares outstanding at February 28, 2010 and November 30, 2009, respectively	658	648
Additional paid-in capital	494,106	472,791
Treasury stock, at cost: 1,854,474 and 1,517,088 shares at February 28, 2010 and November 30, 2009, respectively	(93,263)	(75,112)
Retained earnings	746,005	719,182
Accumulated other comprehensive loss	(130,399)	(103,831)

Total stockholders’ equity	1,017,107	1,013,678

Total liabilities and stockholders’ equity	$1,725,323	$1,675,588

See accompanying notes.

IHS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per-share amounts)

	Three months ended February 28,
	2010	2009
	(Unaudited)
Revenue:
Products	$212,682	$199,858
Services	28,053	35,553

Total revenue	240,735	235,411
Operating expenses:
Cost of revenue:
Products	89,123	82,886
Services	16,083	19,831

Total cost of revenue (includes stock-based compensation expense of $1,432 and $679 for the three months ended February 28, 2010 and February 28, 2009, respectively)	105,206	102,717
Selling, general and administrative (includes stock-based compensation expense of $17,870 and $15,791for the three months ended February 28, 2010 and February 28, 2009, respectively)	84,652	86,456
Depreciation and amortization	13,830	11,624
Restructuring credits	—	(355)
Net periodic pension and post-retirement expense (benefit)	1,194	(689)
Other income, net	(885)	(2,074)

Total operating expenses	203,997	197,679

Operating income	36,738	37,732
Interest income	104	354
Interest expense	(365)	(749)

Non-operating income, net	(261)	(395)

Income from continuing operations before income taxes	36,477	37,337
Provision for income taxes	(9,528)	(9,035)

Income from continuing operations	26,949	28,302
Loss from discontinued operations, net	(126)	(158)

Net income	26,823	28,144
Less: net income attributable to noncontrolling interests	—	(1,040)

Net income attributable to IHS Inc.	$26,823	$27,104

Income from continuing operations attributable to IHS Inc. per share:
Basic	$0.42	$0.43

Diluted	$0.42	$0.43

Loss from discontinued operations per share:
Basic	$—	$—

Diluted	$—	$—

Net income attributable to IHS Inc. per share:
Basic	$0.42	$0.43

Diluted	$0.42	$0.43

Weighted average shares:
Basic	63,539	62,815

Diluted	64,429	63,689

See accompanying notes.

IHS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended February 28,
	2010	2009
	(Unaudited)
Operating activities
Net income	$26,823	$28,144
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	13,830	11,624
Stock-based compensation expense	19,302	16,470
Excess tax benefit from stock-based compensation	(4,471)	(2,217)
Net non-cash periodic pension and post-retirement benefits (income) expense	851	(1,001)
Deferred income taxes	7,901	(683)
Change in assets and liabilities:
Accounts receivable, net	(36,425)	(12,994)
Other current assets	(8,282)	(8,026)
Accounts payable	3,696	(4,145)
Accrued expenses	(25,697)	(31,629)
Income taxes	(6,831)	3,988
Deferred subscription revenue	65,519	38,941
Other liabilities	(804)	143

Net cash provided by operating activities	55,412	38,615
Investing activities
Capital expenditures on property and equipment	(7,172)	(5,521)
Change in other assets	(986)	617
Settlements of forward contracts	(819)	373
Cash resulting from consolidation of Fairplay	—	3,466
Acquisitions of businesses, net of cash acquired	(18,500)	—

Net cash used in investing activities	(27,477)	(1,065)
Financing activities
Proceeds from borrowings	20,000	70,000
Repayment of borrowings	(3,224)	(51,265)
Excess tax benefit from stock-based compensation	4,471	2,217
Proceeds from exercise of employee stock options	189	—
Repurchases of common stock	(18,151)	(5,774)

Net cash provided by financing activities	3,285	15,178

Foreign exchange impact on cash balance	(5,979)	(3,868)

Net increase in cash and cash equivalents	25,241	48,860
Cash and cash equivalents at the beginning of the period	124,201	31,040

Cash and cash equivalents at the end of the period	$149,442	$79,900

See accompanying notes.

IHS INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Shares of Class A Common Stock	Class A Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at November 30, 2009 (Audited)	63,284	$648	$472,791	$(75,112)	$719,182	$(103,831)	$1,013,678
Stock-based award activity	614	10	17,607	(18,151)	—	—	(534)
Excess tax benefit on vested shares	—	—	3,708	—	—	—	3,708
Net income	—	—	—	—	26,823	—	26,823
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	(26,568)	(26,568)

Comprehensive income, net of tax	—	—	—	—	—	—	255

Balance at February 28, 2010	63,898	$658	$494,106	$(93,263)	$746,005	$(130,399)	$1,017,107

See accompanying notes.

IHS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Significant Accounting Policies

Nature of Operations

IHS Inc. (IHS, the Company, we, our, or us) is a publicly traded Delaware corporation. IHS is the leading source of critical information and insight in pivotal areas that shape today’s global business landscape: Energy, Product Lifecycle, Security, and Environment, all supported by extensive expert analysis and Macroeconomic Forecasting. Businesses and governments rely on the comprehensive information and expert analysis of IHS to make high-impact decisions and develop strategies with speed and confidence. IHS sources raw data and transforms it into information through a series of transformational steps that reduce the uncertainty that is inherent in unrefined data and enhances its usefulness. Our vision is to be the Source for Critical Information and Insight that powers growth and value for our customers. We intend to be the source that customers trust, rely upon and come to first when they need to better understand the present and anticipate the future.

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

IHS continues to build a sustainable advantage in target markets by employing a strategy that aligns our Critical Information into four pivotal areas that impact today’s global businesses: Energy, Product Lifecycle, Security, and Environment, all supported by extensive expert analysis and Macroeconomic Forecasting. Our domains represent significant opportunities globally, and address customer needs in virtually every industry, in all regions. We focus on these domains because we believe they are where we have the best and most significant market opportunities to be the Source for Critical Information and Insight for our customers.

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

Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The accompanying condensed consolidated financial statements include our accounts and the accounts of our majority-owned domestic and foreign subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended November 30, 2009. The results of operations for the three months ended February 28, 2010, are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate expected financial performance for the entire year.

The year-end condensed consolidated balance sheet data was derived from the audited November 30, 2009, balance sheet.

Results Subject to Seasonal Variations

Historically, our business has had seasonal aspects. However, with the continued organic growth in our subscription-based business model relative to other revenue streams combined with several acquisitions in recent years, our seasonal aspects have diminished, although our fourth quarter revenue and profit still tends to be slightly higher than other quarters due to the product mix typically sold in the fourth quarter. Our first quarter has historically benefited from the inclusion of the results from CERAWeek, an annual energy executive gathering. In 2010, we held CERAWeek during our second fiscal quarter and intend to hold it in the second quarter for the foreseeable future.

Use of Estimates

The preparation of interim condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States (GAAP) requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Significant estimates have been made in areas that include revenue recognition, useful lives of fixed and intangible assets, allocation of purchase price to acquired assets and liabilities, the recoverability of intangible assets and goodwill, income and other taxes, pension and post-retirement benefits, and stock-based compensation. Actual results could differ from those estimates.

Reclassification

Certain prior-year balances have been reclassified to conform to current-year presentation.

Income Taxes

Our effective quarterly rate is estimated based upon the effective tax rate expected to be applicable for the full fiscal year.

Our effective tax rate for the first quarter of 2010 was 26.1% compared to 24.2% for the prior year period. The 2009 rate reflected the discrete-period benefits from the realization of previously reserved foreign losses.

As of February 28, 2010, the total amount of unrecognized tax benefits was $1.5 million, of which $0.1 million related to interest. The unrecognized tax benefits did not materially change during the first quarter of fiscal 2010.

We are subject to taxation and file income tax returns in the U.S. and in many foreign jurisdictions. For Canadian income tax audit purposes, effectively all years prior to 2005 are closed. For U.S. federal, United Kingdom, and Swiss income tax audit purposes, all years prior to 2006 are effectively closed.

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

Presentation

In December 2007, the Financial Accounting Standards Board (FASB) issued new guidance related to noncontrolling interests in consolidated financial statements, which modifies reporting for noncontrolling interests (formerly minority interest) in consolidated financial statements. We adopted the new guidance effective December 1, 2009, as of the beginning of our 2010 fiscal year. Upon adoption, prior period financial statements were revised for the presentation of the noncontrolling interests consistent with the retrospective application required by the new accounting guidance. The impact of the retrospective application of this new guidance is as follows:

•	Reclassifies Minority interest to Net income attributable to noncontrolling interest on the Consolidated Statements of Operations, and

•

Reclassifies distributions of cumulative income to minority/noncontrolling interests from operating activities to financing activities and reclassifies purchases of minority/noncontrolling interest from investing activities to financing activities on the Consolidated Statements of Cash Flows. Additionally, reclassifies Minority interest to Net income on this statement.

In addition, the Company adjusted references to these items in the notes to the Company’s Consolidated Financial Statements.

New Accounting Pronouncement

In October 2009, the FASB issued Accounting Standards Update 2009-13 related to the Emerging Issue Task Force’s guidance on Revenue Recognition for Multiple-Deliverable Revenue Arrangements (Codification Section 605). The amendments in this update will enable companies to separately account for multiple revenue-generating activities (deliverables) that they perform for their customers. Currently, GAAP requires a company to use vendor-specific objective evidence (“VSOE”) or third party evidence of selling price to separate deliverables in a multiple-deliverable arrangement. The update will allow the use of an estimated selling price if neither VSOE nor third-party evidence is available. The update will require additional disclosures of information about an entity’s multiple-deliverable arrangements. The requirements of the update will apply prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, although early adoption is permitted. The Company is currently evaluating the impact of the update on its financial position and results of operations and does not plan to early adopt the new guidance.

2. Business Combination

Effective December 1, 2009, the Company’s accounting for business combinations followed the new accounting guidance for business combinations and noncontrolling interests.

On February 10, 2010, we acquired Emerging Energy Research (EER) for approximately $18.5 million, net of cash acquired and recorded amortizing intangible assets and goodwill of approximately $5 million and $14 million, respectively. EER is a leading advisory firm whose mission is to help clients understand, leverage and exploit the technological, regulatory and competitive trends in the global emerging energy sector.

3. Commitments and Contingencies

We are a party to various legal proceedings that arise in the ordinary course of business. In the opinion of management, none of these actions, either individually or in the aggregate, is expected to have a material adverse affect on our financial condition, liquidity or results of operations.

4. Comprehensive Income

Our comprehensive income was as follows:

	Three months ended February 28,
	2010	2009
	(In thousands)
Net income	$26,823	$28,144
Other comprehensive loss:
Foreign currency translation adjustment	(26,568)	(18,351)

Total comprehensive income	255	9,793
Less: comprehensive income attributable to noncontrolling interest	—	(1,040)

Comprehensive income attributable to IHS	$255	$8,753

5. Discontinued Operations

Effective December 31, 2009, we sold our small non-core South African business for approximately $2 million with no gain or loss on sale. The sale of this business included a building and certain intellectual property. In exchange for the sale of these assets, we received two three-year notes receivable, one secured by a mortgage on the building and the second secured by a pledge on the shares of the South African company. Operating results of the discontinued operations for the three months ended February 28, 2010 and 2009, respectively, were as follows:

	Three months ended February 28,
	2010	2009
	(In thousands)
Loss from discontinued operations	$159	$186
Tax benefit	(33)	(28)

Loss from discontinued operations, net	$126	$158

6. Stock-based Compensation

On February 28, 2010, we had one share-based compensation plan: the Amended and Restated IHS Inc. 2004 Long-Term Incentive Plan (LTIP). The LTIP provides for the grant of restricted stock, restricted stock units, performance units and performance shares, non-qualified stock options, incentive stock options, stock appreciation rights, cash-based awards, other stock based awards and covered employee annual incentive awards. The 2004 Directors Stock Plan, a sub-plan under the LTIP, provides for the grant of restricted stock and restricted stock units to non-employee directors as defined in that plan. We believe that such awards better align the interests of our employees and non-employee directors with those of our shareholders. We have authorized a maximum of 11.25 million shares.

Stock-based compensation expense that has been charged against income for the LTIP was as follows:

	Three months ended February 28,
	2010	2009
	(In thousands)
Cost of revenue	$1,432	$679
Selling, general and administrative	17,870	15,791

Stock-based compensation expense	$19,302	$16,470

Total income tax benefit recognized in the statement of operations for share-based compensation arrangements was as follows:

	Three months ended February 28,
	2010	2009
	(In thousands)
Income tax benefit	$7,142	$6,094

No stock based compensation cost was capitalized during the three months ended February 28, 2010 and 2009.

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

Total compensation expense related to nonvested awards, both share awards and stock options, not yet recognized was $87.9 million as of February 28, 2010, with a weighted-average recognition period of approximately 1.5 years.

A summary of the status of our nonvested shares as of February 28, 2010, and changes during the three months ended February 28, 2010, was as follows:

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands)
Balances, November 30, 2009	2,674	$46.38
Granted	1,105	$52.13
Vested	(964)	$42.58
Forfeited	(16)	$50.32

Balances, February 28, 2010	2,799	$49.93

The total fair value of nonvested stock that vested during the three months ended February 28, 2010, was $52 million based on the weighted-average fair value on the vesting date and $41 million based on the weighted-average fair value on the date of grant.

Stock Options. Option awards are generally granted with an exercise price equal to the fair market value of our stock at the date of grant. Options outstanding as of February 28, 2010 either cliff vest after 4 years of continuous service or vest in a graded fashion over three years of continuous service and have 8-year contractual terms. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the LTIP).

The following table summarizes changes in outstanding stock options during the three months ended February 28, 2010, as well as options that are vested and expected to vest and stock options exercisable at February 28, 2010:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at November 30, 2009	200	$35.96	4.9	$2,871
Granted	—	—
Exercised	(5)	37.65
Forfeited	—	—

Outstanding at February 28, 2010	195	$35.92	4.7	$3,105
Vested and expected to vest at February 28, 2010	195	$35.92	4.7	$3,105
Exercisable at February 28, 2010	146	$37.65	4.9	$2,066

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of our common stock on February 28, 2010, which was $51.80, and the exercise price, multiplied by the number of in-the-money stock options as of the same date. This represents the amount that would have been received by the stock option holders if they had all exercised their stock options on February 28, 2010. In future periods, this amount will change depending on fluctuations in our stock price. The total intrinsic value of stock options exercised during the three months ended February 28, 2010 was less than $0.1 million.

7. Debt

On September 7, 2007, we entered into an amended and restated unsecured revolving credit agreement (the Revolver). The $385 million Revolver allows us, under certain conditions, to increase the facility to a maximum of $500 million. The Revolver expires in September 2012.

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

As of February 28, 2010, we were in compliance with all of the covenants in the agreement and had $105 million of outstanding borrowings with an annual interest rate of 0.75%. In addition, we had outstanding letters of credit aggregating to less than $1 million under the agreement as of February 28, 2010.

As of February 28, 2010, we also had approximately $4 million of non-interest bearing notes that were issued to the sellers of Prime Publications Limited, a company purchased by IHS in 2008.

8. Pensions and Postretirement Benefits

We have defined-benefit plans and defined-contribution plans. Our defined-benefit plans consist of a non-contributory retirement plan for all of our U.S. employees with at least one year of service (U.S. RIP), a pension plan that covers certain employees of one of our United Kingdom-based subsidiaries (U.K. RIP), and a supplemental income plan (SIP) for certain US employees who earn over a federally stipulated amount.

Our net periodic pension (income) expense was comprised of the following:

	Three months ended February 28, 2010				Three months ended February 28, 2009
	U.S. RIP	U.K. RIP	SIP	Total	U.S. RIP	U.K. RIP	SIP	Total
	(In thousands)
Service costs incurred	$2,004	$161	$53	$2,218	$1,728	$123	$58	$1,909
Interest costs on projected benefit obligation	2,993	450	104	3,547	3,230	371	123	3,724
Expected return on plan assets	(5,038)	(541)	—	(5,579)	(5,227)	(406)	—	(5,633)
Amortization of prior service cost	(119)	—	11	(108)	(118)	—	11	(107)
Amortization of actuarial loss	1,496	50	45	1,591	—	—	21	21
Amortization of transitional obligation/(asset)	—	—	10	10	(57)	—	13	(44)

Net periodic pension benefit (income) expense	$1,336	$120	$223	$1,679	$(444)	$88	$226	$(130)

Our net periodic post-retirement benefit income was comprised of the following:

	Three months ended February 28,
	2010	2009
	(In thousands)
Service costs incurred	$12	$14
Interest costs	140	158
Amortization of prior service amounts	(808)	(807)
Amortization of net actuarial loss	171	76

Net periodic post-retirement benefit income	$(485)	$(559)

9. Earnings per Share

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common shares.

Our authorized capital stock consists of 80,000,000 shares of Class A common stock.

Weighted average common shares outstanding for the period ended February 28, 2010 were calculated as follows:

	Three months ended February 28,
	2010	2009
	(In thousands)
Weighted average common shares outstanding:
Shares used in basic per-share calculation	63,539	62,815
Effect of dilutive securities:
Deferred stock units	97	51
Restricted shares	737	783
Options	56	40

Shares used in diluted per-share calculation	64,429	63,689

Share Repurchase Program

During 2006, our board of directors approved a program to reduce the dilutive effects of employee equity grants, by allowing employees to surrender shares back to the Company for a value equal to their statutory tax liability. IHS then pays the statutory tax on behalf of the employee. Additionally, our board of directors periodically approves additional buyback programs whereby IHS acquires shares in the open market to more fully offset the dilutive effect of our employee equity programs. In the first quarter of 2010, we repurchased 337,386 shares under the tax withholding program for approximately $18.2 million, or $53.80 per share. No shares were repurchased in the first quarter of 2010 pursuant to a share buyback program. Since the inception of these programs, we have withheld for tax 1,265,840 shares of our Class A common stock for approximately $64.3 million, or $50.81 per share and we have repurchased 1,889,557 shares for approximately $94.7 million or $50.13 per share pursuant to the stock buyback program.

10. Goodwill and Intangible Assets

The following table presents details of our intangible assets, other than goodwill, as of February 28, 2010:

	Useful Life	Gross	Accumulated Amortization	Net
	(Years)	(In thousands)
Intangible assets subject to amortization:
Information databases	5 - 15	$194,438	$(55,522)	$138,916
Customer relationships	2 - 15	83,720	(21,503)	62,217
Non-compete agreements	5	5,850	(5,249)	601
Developed computer software	5	33,504	(9,586)	23,918
Other	3 - 11	10,930	(7,612)	3,318

Total		328,442	(99,472)	228,970
Intangible assets not subject to amortization:
Trademarks		66,617	—	66,617
Perpetual licenses		1,140	—	1,140

Total intangible assets		$396,199	$(99,472)	$296,727

The following table presents details of our intangible assets, other than goodwill, as of November 30, 2009:

	Useful Life	Gross	Accumulated Amortization	Net
	(Years)	(In thousands)
Intangible assets subject to amortization:
Information databases	5 - 15	$195,286	$(51,427)	$143,859
Customer relationships	2 - 15	84,209	(19,777)	64,432
Non-compete agreements	5	5,856	(5,134)	722
Developed computer software	5	33,986	(8,375)	25,611
Other	3 - 11	13,075	(7,687)	5,388

Total		332,412	(92,400)	240,012
Intangible assets not subject to amortization:
Trademarks		68,583	—	68,583
Perpetual licenses		1,200	—	1,200

Total intangible assets		$402,195	$(92,400)	$309,795

The estimated amortization expense of intangible assets for business combinations completed as of February 28, 2010 for each of the next five years is as follows:

Year	Amount
(In thousands)
Remainder 2010	$27,540
2011	34,219
2012	32,043
2013	28,484
2014	26,809

Amortization expense of intangible assets was $9.3 million and $7.8 million for the three months ended February 28, 2010 and February 28, 2009, respectively.

Changes in our goodwill and intangible assets from November 30, 2009 to February 28, 2010 were primarily the result of the impact of foreign currency rates which was partially offset by intangibles recorded in connection with the acquisition of Emerging Energy Research in the first quarter of 2010.

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

We are also able to manage our activities according to the best practices of each region. This structure provides a solid foundation for growth in each market for all of our capabilities. It allows us an efficient method of bringing new products and services to customers, while supporting growth in existing accounts and with new customers and markets.

Information as to the operations of our three segments is set forth below. Our Chairman and Chief Executive Officer represents our chief operating decision maker. He evaluates segment performance based primarily on revenue and operating profit of these three segments. In addition, he also reviews revenue for the domains and Critical Information and Insight offerings. The accounting policies of our segments are the same as those described in the summary of significant accounting policies (contained in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the 2009 fiscal year).

No single customer accounted for 10% or more of our total revenue for the period ended February 28, 2010. There are no material inter-segment revenues for any period presented.

As shown below, certain corporate transactions are not allocated to the reportable segments. Amounts not allocated include, but are not limited to, such items as, stock-based compensation expense, net periodic pension and post-retirement benefits expense / (income), corporate-level impairments, and gain (loss) on sales of assets.

	Americas	EMEA	APAC	Segment Totals	Shared Services	Consolidated Total
	(In thousands)
Three months ended February 28, 2010
Revenue	$151,968	$69,365	$19,402	$240,735	$—	$240,735
Operating income	46,668	13,350	5,632	65,650	(28,912)	36,738
Depreciation and amortization	9,216	4,060	25	13,301	529	13,830
Three months ended February 28, 2009
Revenue	$148,355	$68,790	$18,266	$235,411	$—	$235,411
Operating income	45,034	13,997	4,992	64,023	(26,291)	37,732
Depreciation and amortization	6,282	3,149	26	9,457	2,167	11,624

Revenue by transaction type was as follows:

	Three months ended February 28,
	2010	2009
	(In thousands)
Subscription revenue	$195,486	$178,604
Consulting revenue	11,885	13,461
Transaction revenue	11,390	13,970
Other revenue	21,974	29,376

Total revenue	$240,735	$235,411

Revenue by information domain was as follows:

	Three months ended February 28,
	2010	2009
	(In thousands)
Energy revenue	$109,935	$116,100
Product Lifecycle revenue	74,734	70,315
Security revenue	25,399	23,324
Environment revenue	11,207	7,096
Macroeconomic Forecasting and Intersection revenue	19,460	18,576

Total revenue	$240,735	$235,411

12. Subsequent Event

In March 2010, we acquired CSM Worldwide, a leading automotive market forecasting firm dedicated to providing automotive suppliers with market information and production, powertrain, and sales forecasting through trusted automotive market forecasting services and strategic advisory solutions to the world’s top automotive manufacturers, suppliers, and financial organizations for approximately $27 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We have made statements under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business and Properties” as well as other sections of this Form 10-Q that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of these terms, and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties, and assumptions, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance, or achievements to differ materially from the results, level of activity, performance, or achievements expressed or implied by the forward-looking statements. In particular, you should consider the risks outlined under “Risk Factors” in the 2009 Form 10-K.

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

Overview

Results of Operations

IHS is the leading source of critical information and insight in pivotal areas that shape today’s global business landscape: Energy, Product Lifecycle, Security, and Environment, all supported by extensive expert analysis and Macroeconomic Forecasting. Businesses and governments rely on the comprehensive information and expert analysis of IHS to make high-impact decisions and develop strategies with speed and confidence. IHS sources raw data and transforms it into information through a series of transformational steps that reduce the uncertainty that is inherent in unrefined data and enhances its usefulness.

We sell our offerings primarily through subscriptions, which typically represent greater than 75% or our reported revenue. As a result of our subscription-based business model and historically high renewal rates, we generate recurring revenue and cash flow. We generally recognize revenue from subscriptions (which are usually for one-year periods) ratably over the term of the subscription. Subscriptions are generally paid in full within one to two months after the subscription period commences. As a result, the timing of our cash flows generally precedes the recognition of revenue and income. Historically, our business has had seasonal aspects. However, with the continued organic growth in our subscription-based business model combined with several acquisitions in recent years, our seasonal aspects have diminished, although our fourth quarter revenue and profit still tends to be slightly higher than other quarters due to the product mix typically sold in the fourth quarter. Our first quarter has historically benefited from the inclusion of the results from CERAWeek, an annual energy executive gathering. In 2010, we held CERAWeek during our second fiscal quarter and intend to hold it in the second quarter for the foreseeable future.

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

Our consolidated financial statements are expressed in U.S. dollars, but a portion of our business is conducted in currencies other than U.S. dollars. Approximately 50% of our revenue is transacted outside of the United States, however, only approximately 30% of our revenue is transacted in a currency other than U.S. dollars. As a result, a strengthening U.S. dollar has a negative impact on our revenue while the impact on operating income is mitigated due to certain operating expenses denominated in currencies other than the U.S. dollar. Our largest foreign currency exposures are within the British Pound, the Canadian Dollar and the Euro.

We have targeted four specific information “domains”—Energy, Product Lifecycle, Security, and Environment all supported by extensive expert analysis and Macroeconomic Forecasting. Since our information domains represent areas where our customers have needs for Critical Information and Insight, we use these domains to set priorities and design our business strategies. In addition, we have certain product lines that intersect multiple domains, including our Macroeconomic Forecasting products and services. We have categorized these products and services as Macroeconomic Forecasting and Intersection and have not allocated them to any specific domain.

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

Inherent in all of our strategies is a firm commitment to put our customers first in everything that we do. We believe that maintaining a disciplined “outside-in” approach will allow us to better serve our customers and our shareholders. We also intend to continue driving margin and quality improvement through operational transformation. One such initiative is our Vanguard program which is a business-transformation initiative to consolidate and standardize billing systems, general ledgers, sales-force automation capabilities and all supporting business processes. Implementation is expected to begin in the fourth quarter of this fiscal year or the first quarter of next year. Implementation is expected to be substantially complete by the end of 2011 with the realization of cost benefits beginning in 2012.

Business Combination

On February 10, 2010, we acquired Emerging Energy Research, a leading advisory firm whose mission is to help clients understand, leverage, and exploit the technological, regulatory and competitive trends in the global emerging energy sector.

Segment Information

	Americas	EMEA	APAC	Segment Totals	Shared Services	Consolidated Total
	(In thousands)
Three months ended February 28, 2010
Revenue	$151,968	$69,365	$19,402	$240,735	$—	$240,735
Operating income	46,668	13,350	5,632	65,650	(28,912)	36,738
Depreciation and amortization	9,216	4,060	25	13,301	529	13,830
Three months ended February 28, 2009
Revenue	$148,355	$68,790	$18,266	$235,411	$—	$235,411
Operating income	45,034	13,997	4,992	64,023	(26,291)	37,732
Depreciation and amortization	6,282	3,149	26	9,457	2,167	11,624

Revenue by transaction type was as follows:

	Three months ended February 28,
	2010	2009
	(In thousands)
Subscription revenue	$195,486	$178,604
Consulting revenue	11,885	13,461
Transaction revenue	11,390	13,970
Other revenue	21,974	29,376

Total revenue	$240,735	$235,411

Revenue by information domain was as follows:

	Three months ended February 28,
	2010	2009
	(In thousands)
Energy revenue	$109,935	$116,100
Product Lifecycle revenue	74,734	70,315
Security revenue	25,399	23,324
Environment revenue	11,207	7,096
Macroeconomic Forecasting and Intersection revenue	19,460	18,576

Total revenue	$240,735	$235,411

Use of non-GAAP Measures

Non-GAAP results are presented only as a supplement to the financial statements based on GAAP. The non-GAAP financial information is provided to enhance the reader’s understanding of our financial performance, but no non-GAAP measure should be considered in isolation or as a substitute for financial measures calculated in accordance with GAAP. Reconciliations of the most directly comparable GAAP measures to non-GAAP measures, such as adjusted EBITDA and Free Cash flow were furnished as part of our most recent earnings release and are available on our website (www.ihs.com)

EBITDA is defined as net income plus or minus net interest plus income taxes, depreciation and amortization. Adjusted EBITDA excludes non-cash items, gains and losses on sales of assets, and investments and other items that management does not utilize in assessing our operating performance (as further described in the GAAP to non-GAAP reconciliation schedules on our website). Free Cash Flow is defined as Cash from operations less capital expenditures. None of these non-GAAP financial measures are recognized terms under GAAP and do not purport to be an alternative to net income or operating cash flow as an indicator of operating performance or any other GAAP measure.

Management uses these non-GAAP measures in its operational and financial decision-making, believing that it is useful to eliminate certain items in order to focus on what it deems to be a more reliable indicator of ongoing operating performance and our ability to generate cash flow from operations. As a result, internal management reports used during monthly operating reviews feature the adjusted EBITDA metric. Management also believes that investors may find non-GAAP financial measures useful for the same reasons, although investors are cautioned that non-GAAP financial measures are not a substitute for GAAP disclosures. EBITDA and adjusted EBITDA are also used by research analysts, investment bankers and lenders to assess our operating performance. For example, a measure similar to EBITDA is required by the lenders under our Revolver.

Because not all companies use identical calculations, our presentation of non-GAAP financial measures may not be comparable to other similarly-titled measures of other companies. However, these measures can still be useful in evaluating our performance against our peer companies because management believes the measures provide users with valuable insight into key components of GAAP financial disclosures. For example, a company with greater GAAP net income may not be as appealing to investors if its net income is more heavily comprised of gains on asset sales. Likewise, eliminating the effects of interest income and expense moderates the impact of a company’s capital structure on its performance.

All of the items included in the reconciliation from net income to adjusted EBITDA are either (i) non-cash items (e.g., depreciation and amortization) or (ii) items that management does not consider to be useful in assessing our operating performance (e.g., income taxes and gain on sale of assets). In the case of the non-cash items, management believes that investors can better assess our operating performance if the measures are presented without such items because, unlike cash expenses, these adjustments do not affect our ability to generate free cash flow or invest in our business. For example, by eliminating depreciation and amortization from EBITDA, users can compare operating performance without regard to different accounting determinations such as useful life. In the case of the other items, management believes that investors can better assess operating performance if the measures are presented without these items because their financial impact does not reflect ongoing operating performance.

Reconciliation of non-GAAP Measures

Adjusted EBITDA

	Three Months Ended February 28,
	2010	2009
	(Unaudited)
Net income attributable to IHS Inc.	$26,823	$27,104
Interest income	(104)	(354)
Interest expense	365	749
Provision for income taxes	9,528	9,035
Depreciation and amortization	13,830	11,624
Stock-based compensation expense	19,302	16,470
Restructuring credit	—	(355)
Non-cash net periodic pension and post-retirement (benefits) expense	851	(1,001)
Discontinued operations, net	126	158

Adjusted EBITDA	$70,721	$63,430

Free Cash Flow

	Three Months Ended February 28,
	2010	2009
	(Unaudited)
Net cash provided by operating activities	$55,412	$38,615
Capital expenditures on property and equipment	(7,172)	(5,521)

Free cash flow	$48,240	$33,094

Three Months Ended February 28, 2010 Compared to the Three Months Ended February 28, 2009

Revenue. All revenue growth amounts and related percentages discussed below have been adjusted by the impact of the move of our annual CERAWeek executive conference from the first quarter in 2009 to the second quarter in 2010. Revenue was $241 million for the quarter ended February 28, 2010, an increase of 6% over the first quarter of 2009. This increase was driven by acquisitions which contributed 2% and organic growth which contributed 1%. Foreign currency rates also had a positive impact of 3% on revenue growth. Subscription revenue was $195 million for the quarter ended February 28, 2010, an increase of 9% over the first quarter of 2009, and represented 81% of our total revenue. Organically, it grew 4% due to positive subscription sales across most of the portfolio. Consulting revenue was $12 million, a decrease of 12% from the first quarter of 2009. On an organic basis, consulting revenue was down 22% primarily due to softness in our Energy domain, which houses most of our consulting business. Transaction revenue was $11 million, a decrease of 18% in total and 10% organically from the quarter ended February 28, 2009. This decrease was due to slowing in the UK Product Lifecycle and Security single document businesses. The organic decreases in consulting and transaction revenues were also due to the fact that they were more greatly impacted by the economic environment than was our subscription business. Other revenue was $22 million in first quarter of 2010, an increase of 5% over the same period in 2009. On an organic basis, other organic revenue was down 4% as lower Energy one-time sales were only partially offset by higher sales of government parts services.

Revenue for our Americas segment was $152 million for the quarter ended February 28, 2010, an increase of 7% over the first quarter of 2009. This increase was driven by acquisitions, which added 3%, while organic growth was 2%. Foreign currency rates improved revenue by approximately 2%. Our subscription-based revenue accounted for 80% of Americas revenue in the first quarter of 2010 and grew organically by 3%. This was offset by our consulting and transaction revenue which were down organically by 7% and 4%, respectively. Revenue from other revenue types increased 6% organically primarily due to stronger software sales and greater parts services.

Revenue for our EMEA segment was $69 million for the quarter ended February 28, 2010, an increase of 3% over the first quarter of 2009. This increase was driven primarily by foreign currency rates which improved revenue by approximately 6%. Acquisitions had a minimal impact on revenue and organic revenue decreased 2%. Our subscription-based revenue accounted for 84% of EMEA revenue in the first quarter of 2010 and increased by 8% organically. This was mostly offset by our non-subscription revenue types (consulting, transaction and other revenue), which declined quarter over quarter. Consulting and transaction revenue were down organically by 50% and 13%, respectively, while other revenue decreased by 41% organically due to lower software sales.

Revenue for our APAC segment was $19 million for the quarter ended February 28, 2010, an increase of 11% over the first quarter of 2009. This increase was driven by acquisitions which contributed 2% and organic growth which contributed 5%. Foreign currency movements improved revenue by 4%. The organic increase was due primarily to growth in subscription revenue which represents 82% of revenue for the APAC region and grew organically by 4%.

Revenue for the Energy domain was $110 million for the quarter ended February 28, 2010, an increase of 2% over the first quarter of 2009. This growth was primarily due to an increase in the subscription-based business which was largely offset by a decrease in consulting revenue. Product Lifecycle domain revenue was $75 million for the quarter ended February 28, 2010, an increase of 6% over the first quarter of 2009. This increase was primarily due to an increase in the subscription-based business. Revenue for the Security domain was $25 million for the quarter ended February 28, 2010, an increase of 9% over the quarter ended February 28, 2009 primarily due to higher subscription sales and the positive impact of foreign currency rates. Environment domain revenue was $11 million for the quarter ended February 28, 2010, an increase of 58%, primarily the result of acquisitions. Macroeconomic Forecasting and Intersection revenue, which includes offerings that do not fit solely within a single domain, was $19 million in the first quarter of 2010, an increase of 5% due primarily to higher subscription sales which were partially offset by lower consulting revenue.

Cost of Revenue. Cost of revenue was $105 million for the quarter ended February 28, 2010, an increase of 2% over the first quarter of 2009. Total sales margins, which we define as revenue net of costs of sales, as a percentage of revenue, decreased slightly to 56.3% from 56.4%. Sales margins within our Americas segment increased to 58.2% from 57.8%. Sales margins within our EMEA segment increased slightly to 54.1% from 54.0%. Lastly, sales margins within our APAC segment decreased to 59.7% from 60.4%. The improvement in our sales margins in Americas and EMEA was driven by sales mix as we reported higher rates of rates of growth in our higher margin subscription products and our continued focus on costs. The slight decrease in APAC sales margins was the result of changes in product mix. In general, our subscription-based revenue generates higher contribution margins as it has a relatively fixed cost structure whereas consulting and transaction revenue have comparatively lower contribution margins due to the variable nature of the costs associated with these revenue streams.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses were $85 million for the quarter ended February 28, 2010, a decrease of 2% versus the first quarter of 2009. Stock-based compensation expense included in SG&A increased $2 million to $18 million. Acquisitions increased SG&A by $1 million while foreign currency movements increased SG&A by $2 million. Excluding stock-based compensation, SG&A decreased organically by $8 million, or 11%, and as a percentage of revenue to 27.7% in the first quarter of 2010 from 30.0% for the comparable period in 2009. This decrease reflects our attention to cost control while investing in certain initiatives such as our Vanguard initiative.

Depreciation and Amortization Expenses. Depreciation and amortization expense was $14 million for the quarter ended February 28, 2010, an increase of 19% over the first quarter of 2009 resulting primarily from the increase in depreciable and amortizable assets from business combinations and capital expenditures.

Operating Income. Operating income was $37 million for the quarter ended February 28, 2010, a decrease of 3%. As a percentage of revenue, operating income decreased to 15.3% for the quarter ended February 28, 2010 from 16.0% for the quarter ended February 28, 2009.

Operating income for our Americas segment was $47 million for the quarter ended February 28, 2010, an increase of 4%. As a percentage of revenue, Americas operating income increased to 30.7% from 30.4% in the first quarter of 2009, primarily due to the growth in subscription revenue which has a relatively fixed cost base.

Operating income for our EMEA segment was $13 million for the quarter ended February 28, 2010, a decrease of 5%. As a percentage of revenue, EMEA operating income decreased to 19.2% for the quarter ended February 28, 2010 compared to 20.3% for the quarter ended February 28, 2009 due primarily to the decrease in consulting and transaction revenue.

Operating income for our APAC segment was $6 million for the quarter ended February 28, 2010, an increase of 13%. As a percentage of revenue, APAC operating income improved to 29.0% for the quarter ended February 28, 2010 from 27.3% for the quarter ended February 28, 2009. This increase was due to the mix of products sold with higher growth of higher margin subscription-based products in 2010.

Operating expenses for our shared services were $29 million for the quarter ended February 28, 2010, an increase of 10%. This increase was primarily due to higher stock-based compensation. As a percentage of revenue, operating expenses for our shared services were 12.0% for the quarter ended February 28, 2010 compared to 11.2% for the quarter ended February 28, 2009.

Provision for Income Taxes. Our effective tax rate for the quarter ended February 28, 2010 was 26.1%, compared to 24.2% for the quarter ended February 28, 2009. The 2009 rate reflected the discrete-period benefits from the realization of previously reserved foreign losses.

Adjusted EBITDA. Based on all the operational results as discussed herein, Adjusted EBITDA was $71 million for the quarter ended February 28, 2010 which represented an 11% increase from the prior year of $63 million. After adjusting for the impact of the move of CERAWeek from first quarter last year to second quarter this year, Adjusted EBITDA increased by 22%.

Financial Condition

Accounts Receivable. Accounts receivable increased by $33 million, or 16%, to $237 million compared to $204 million as of November 30, 2009. The increase is primarily attributable to the seasonality of billings and organic related growth.

Accrued Compensation. Accrued compensation was $14 million as of February 28, 2010, compared to $44 million as of November 30, 2009, a decrease of $30 million or 68%. The decrease was primarily attributable to disbursement of annual incentive bonuses during the first quarter.

Deferred Revenue. Deferred revenue was $377 million as of February 28, 2010, compared to $319 million as of November 30, 2009, an increase of $58 million or 18%. The increase was primarily attributable to the timing of annual billings as well as both the organic and acquisition related growth. The organic growth rate within deferred revenue was 5% as of February 28, 2010.

Liquidity and Capital Resources

As of February 28, 2010, we had cash and cash equivalents of $149 million and $109 million of debt. We have generated strong cash flows from operations over the last few years. On a trailing twelve month basis our conversion of Free Cash Flow to Adjusted EBITDA was 78%. As a result of these factors, as well as the remaining availability of funds under our $385 million credit facility, we believe we will have sufficient cash to meet our working capital and capital expenditure needs.

Our future capital requirements will depend on many factors, including the timing and extent of spending to support product development efforts, future acquisitions, the expansion of sales and marketing activities, the timing of introductions of new products, changing technology, investments in our internal business applications and the continued market acceptance of our offerings. We could be required, or could elect, to seek additional funding through public or private equity or debt financing for any possible future acquisitions. Additional funds may not be available on terms acceptable to us or at all. We expect our capital expenditures, excluding acquisitions, to be approximately $35 million for 2010. The expected increase in capital expenditures during 2010 as compared to 2009 primarily relates to our continued investment in system implementations.

Share Repurchase Program

During 2006, our board of directors approved a program to reduce the dilutive effects of employee equity grants, by allowing employees to surrender shares back to the company for a value equal to their statutory tax liability. IHS then pays the statutory tax on behalf of the employee. Additionally, our board of directors periodically approves additional buyback programs whereby IHS acquires shares in the open market to more fully offset the dilutive effect of our employee equity programs. In the first quarter of 2010, we accepted the surrender of 337,386 shares under the tax withholding program for approximately $18 million, or $53.80 per share. No shares were repurchased in the first quarter of 2010 pursuant to a share buyback program. Since the inception of these programs, we have withheld for tax 1,265,840 shares of our Class A common stock for approximately $64 million, or $50.81 per share and we have repurchased 1,889,557 shares for approximately $95 million or $50.13 per share pursuant to the stock buyback program.

Cash Flow

Net cash provided by operating activities was $55 million for the three months ended February 28, 2010, compared to $39 million for the three months ended February 28, 2009, an increase of $16 million. The increase was principally due to strong cash collections. Additionally, first quarter 2009 cash flow from operations was impacted by payments made related to the Global Insight restructuring. Our subscription-based business model typically generates a high rate of cash flow and is aided by the following:

•	positive working capital characteristics that do not generally require substantial working capital increases to support our growth;

•	a cash-for-tax rate that continues to trend lower than our effective tax rate; and

•	our well-capitalized balance sheet.

Net cash used in investing activities was approximately $27 million for the three months ended February 28, 2010, compared to $1 million for the three months ended February 28, 2009 due primarily to the acquisition of Emerging Energy Research and capital expenditures in the quarter which included expenditure for our system implementation initiatives and the build out of lease-hold improvements in certain offices.

Net cash provided by financing activities was $3 million for the three months ended February 28, 2010 compared to $15 million for the three months ended February 28, 2009. Borrowings from the credit facility were $20 million in the first quarter of 2010 which were primarily offset by the tax withholding payments for our stock-based compensation.

Free Cash Flow

We generated $48 million in free cash flow during the first quarter 2010 in comparison to free cash flow during the first quarter of 2009 of $33 million, an increase of $15 million. The increase in cash from operations noted above was partially offset by increased capital expenditures in 2010 primarily resulting from our system implementation initiatives and the build out of lease-hold improvements in certain offices.

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

As of February 28, 2010, we were in compliance with all of the covenants in the agreement and had $105 million of outstanding borrowings with an annual interest rate of 0.75%. In addition, we had outstanding letters of credit aggregating less than $1 million under this agreement as of February 28, 2010.

As of February 28, 2010, we also had approximately $4 million of non-interest bearing notes that were issued to the sellers of Prime Publications Limited, a company purchased by IHS in 2008.

Off-Balance Sheet Transactions

We have no off-balance sheet transactions.

Critical Accounting Policies

Our management makes a number of significant estimates, assumptions and judgments in the preparation of our financial statements. See “Management’s Discussion and Analysis and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for fiscal year 2009 for a discussion of the estimates and judgments necessary in our accounting for revenue recognition, valuation of long-lived and intangible assets and goodwill, income taxes, pension and post-retirement benefits, and stock-based compensation.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

For information regarding our exposure to certain market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for fiscal year 2009. There were no material changes to our market risk exposure during the first three months of fiscal 2010.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are effective at a reasonable assurance level to ensure that information required to be disclosed in the reports required to be filed or submitted under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

There have been no material changes to the risk factors associated with the business previously disclosed in Part I, Item 1A of our annual report on Form 10-K for fiscal year 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a), (b) and (c) are inapplicable.

Item 6.	Exhibits

(a) Index of Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description
31.1*	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act.
31.2*	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act.
32*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed electronically herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 2010.

IHS INC.

By:	/s/ Heather Matzke-Hamlin
Name:	Heather Matzke-Hamlin
Title:	Senior Vice President and Chief Accounting Officer