Form 10-Q
period 2010-05-31
IHS Inc.
filed 2010-06-23
CIK 1316360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of May 31, 2010, there were 64,078,595 shares of our Class A Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

IHS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per-share data)

	As of May 31, 2010	As of November 30, 2009
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$202,822	$124,201
Accounts receivable, net	178,390	203,500
Income tax receivable	4,359	—
Deferred subscription costs	43,971	40,279
Deferred income taxes	23,956	30,970
Other	19,775	14,284

Total current assets	473,273	413,234

Non-current assets:
Property and equipment, net	81,737	74,798
Intangible assets, net	302,978	309,795
Goodwill, net	914,777	875,742
Other	3,900	2,019

Total non-current assets	1,303,392	1,262,354

Total assets	$1,776,665	$1,675,588

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$123,804	$92,577
Accounts payable	26,061	26,470
Accrued compensation	26,031	44,196
Accrued royalties	20,184	25,666
Other accrued expenses	39,750	39,385
Income tax payable	—	1,720
Deferred subscription revenue	371,688	319,163

Total current liabilities	607,518	549,177

Long-term debt	153	141
Accrued pension liability	20,957	19,194
Accrued post-retirement benefits	8,533	9,914
Deferred income taxes	71,809	68,334
Other liabilities	16,811	15,150
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.01 par value per share, 160,000,000 shares authorized, 66,016,704 and 64,801,035 shares issued, 64,078,595 and 63,283,947 shares outstanding at May 31, 2010 and November 30, 2009, respectively	661	648
Additional paid-in capital	510,392	472,791
Treasury stock, at cost: 1,938,109 and 1,517,088 shares at May 31, 2010 and November 30, 2009, respectively	(97,573)	(75,112)
Retained earnings	784,483	719,182
Accumulated other comprehensive loss	(147,079)	(103,831)

Total stockholders’ equity	1,050,884	1,013,678

Total liabilities and stockholders’ equity	$1,776,665	$1,675,588

See accompanying notes.

IHS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per-share amounts)

	Three Months Ended May 31,		Six Months Ended May 31,
	2010	2009	2010	2009
	(Unaudited)
Revenue:
Products	$225,440	$205,170	$438,122	$405,028
Services	41,040	30,106	69,093	65,659

Total revenue	266,480	235,276	507,215	470,687
Operating expenses:
Cost of revenue:
Products	91,530	81,553	180,653	164,439
Services	21,408	16,307	37,491	36,138

Total cost of revenue (includes stock-based compensation expense of $1,325; $781; $2,757 and $1,460 for the three and six months ended May 31, 2010 and 2009, respectively)	112,938	97,860	218,144	200,577
Selling, general and administrative (includes stock-based compensation expense of $16,315; $14,190; $34,185 and $29,981 for the three and six months ended May 31, 2010 and 2009, respectively)	89,059	82,598	173,711	169,054
Depreciation and amortization	14,269	11,636	28,099	23,260
Restructuring credits	(82)	(61)	(82)	(416)
Net periodic pension and post-retirement expense (benefit)	1,194	(689)	2,388	(1,378)
Other expense (income), net	(229)	1,605	(1,114)	(469)

Total operating expenses	217,149	192,949	421,146	390,628

Operating income	49,331	42,327	86,069	80,059
Interest income	94	209	198	563
Interest expense	(295)	(512)	(660)	(1,261)

Non-operating loss, net	(201)	(303)	(462)	(698)

Income from continuing operations before income taxes	49,130	42,024	85,607	79,361
Provision for income taxes	(10,652)	(8,893)	(20,180)	(17,928)

Net income from continuing operations	38,478	33,131	65,427	61,433
Loss from discontinued operations, net	—	(73)	(126)	(231)

Net income	38,478	33,058	65,301	61,202
Less: Net income attributable to noncontrolling interests	—	(1,104)	—	(2,144)

Net income attributable to IHS Inc.	$38,478	$31,954	$65,301	$59,058

Income from continuing operations attributable to IHS Inc. per share:
Basic	$0.60	$0.51	$1.03	$0.94

Diluted	$0.60	$0.50	$1.01	$0.93

Loss from discontinued operations per share:
Basic	$—	$—	$—	$—

Diluted	$—	$—	$—	$—

Net income attributable to IHS Inc. per share:
Basic	$0.60	$0.51	$1.02	$0.94

Diluted	$0.60	$0.50	$1.01	$0.93

Weighted average shares:
Basic	63,981	63,014	63,759	62,916

Diluted	64,569	63,829	64,498	63,748

See accompanying notes.

IHS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended May 31,
	2010	2009
	(Unaudited)
Operating activities
Net income	$65,301	$61,202
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	28,099	23,260
Stock-based compensation expense	36,942	31,441
Excess tax benefit from stock-based compensation	(4,674)	(6,231)
Non-cash net periodic pension and post-retirement expense (benefit)	1,704	(2,002)
Undistributed earnings of unconsolidated affiliates, net	—	(324)
Deferred income taxes	8,893	5,849
Change in assets and liabilities:
Accounts receivable, net	21,161	29,841
Other current assets	(8,812)	(6,327)
Accounts payable	1,992	(14,883)
Accrued expenses	(20,260)	(31,093)
Income tax payable	(6,394)	(2,500)
Deferred subscription revenue	55,951	27,758
Other liabilities	(747)	288

Net cash provided by operating activities	179,156	116,279
Investing activities
Capital expenditures on property and equipment	(16,339)	(9,128)
Acquisitions of businesses, net of cash acquired	(83,567)	—
Change in other assets	(943)	506
Settlements of forward contracts	(1,310)	933
Cash resulting from consolidation of Fairplay	—	3,466

Net cash used in investing activities	(102,159)	(4,223)
Financing activities
Proceeds from borrowings	75,000	82,000
Repayment of borrowings	(43,278)	(63,266)
Excess tax benefit from stock-based compensation	4,674	6,231
Proceeds from the exercise of employee stock options	223	2,019
Repurchases of common stock	(22,461)	(7,494)

Net cash provided by financing activities	14,158	19,490

Foreign exchange impact on cash balance	(12,534)	9,763

Net increase in cash and cash equivalents	78,621	141,309
Cash and cash equivalents at the beginning of the period	124,201	31,040

Cash and cash equivalents at the end of the period	$202,822	$172,349

See accompanying notes.

IHS INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Shares of Class A Common Stock	Class A Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at November 30, 2009 (Audited)	63,284	$648	$472,791	$(75,112)	$719,182	$(103,831)	$1,013,678
Stock-based award activity	795	13	34,379	(22,461)	—	—	11,931
Excess tax benefit on vested shares	—	—	3,222	—	—	—	3,222
Net income	—	—	—	—	65,301	—	65,301
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	(43,248)	(43,248)

Comprehensive income, net of tax	—	—	—	—	—	—	22,053

Balance at May 31, 2010	64,079	$661	$510,392	$(97,573)	$784,483	$(147,079)	$1,050,884

See accompanying notes.

IHS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of IHS Inc. (IHS, we, our, or us) have been prepared on substantially the same basis as our annual consolidated financial statements and should be read in conjunction with our annual report on Form 10-K for the year ended November 30, 2009. In our opinion, these condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented, and such adjustments are of a normal, recurring nature.

Historically, our business has had seasonal aspects. Our first quarter has historically benefited from the inclusion of the results from CERAWeek, an annual energy executive gathering. In 2010, we held CERAWeek during our second fiscal quarter and intend to hold it in the second quarter for the foreseeable future. Our fourth quarter revenue and profit tends to be slightly higher than other quarters due to the product mix typically sold in the fourth quarter. For these and other reasons, the results of operations for the three and six months ended May 31, 2010, are not necessarily indicative of expected results or financial performance for the full fiscal year.

Certain prior-year balances have been reclassified to conform to the current-year presentation. In December 2007, the Financial Accounting Standards Board (FASB) issued new guidance related to noncontrolling interests in consolidated financial statements, which modifies reporting for noncontrolling interests (formerly minority interests) in consolidated financial statements. As required, we adopted the new guidance effective December 1, 2009, the beginning of our 2010 fiscal year. Upon adoption, we revised our prior period financial statements to comply with the retrospective application guidance for the presentation of our noncontrolling interests. The impact of the retrospective application of this guidance is as follows:

•	Consolidated Statements of Operations – reclassifies Minority interests to Net income attributable to noncontrolling interests,

•

Consolidated Statements of Cash Flows – reclassifies distributions of cumulative income to minority/noncontrolling interests from operating activities to financing activities and reclassifies purchases of minority/noncontrolling interests from investing activities to financing activities. Additionally, reclassifies Minority interests to Net income, and

•	Notes to the Consolidated Financial Statements – adjusts references to noncontrolling interests to reflect the new changes.

Recent Accounting Pronouncements

In October 2009, the FASB issued guidance on revenue recognition that will become effective for us beginning December 1, 2010, with earlier adoption permitted. Under the new guidance, when vendor specific objective evidence (VSOE) or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We are currently evaluating the impact of the update on our financial position and results of operations and do not plan to early adopt the new guidance.

2. Business Combinations

Effective December 1, 2009, our accounting for business combinations follows the new accounting guidance for business combinations and noncontrolling interests. The adoption of this guidance did not have a significant impact on our financial position or results of operations.

On February 10, 2010, we acquired Emerging Energy Research (EER) for approximately $19 million. EER is a leading advisory firm whose mission is to help clients understand, leverage, and exploit the technological, regulatory and competitive trends in the global emerging energy sector. We recorded approximately $5 million of amortizing intangible assets and $14 million of goodwill as a result of the transaction.

On March 17, 2010, we acquired CSM Worldwide for approximately $27 million. CSM Worldwide is a leading automotive market forecasting firm dedicated to providing automotive suppliers with market information and production, powertrain, and sales forecasting through trusted automotive market forecasting services, and strategic advisory solutions to the world’s top automotive manufacturers, suppliers, and financial organizations. We recorded approximately $8 million of amortizing intangible assets and $25 million of goodwill as a result of the transaction.

On May 5, 2010, we acquired Quantitative Micro Software (QMS) for approximately $40 million. QMS is a worldwide leader in Windows-based econometric and forecasting software applications. We recorded approximately $12 million of amortizing intangible assets and $29 million of goodwill as a result of the transaction.

3. Commitments and Contingencies

We are a party to various legal proceedings that arise in the ordinary course of business. In the opinion of management, none of these actions, either individually or in the aggregate, is expected to have a material adverse affect on our financial condition, liquidity or results of operations.

4. Comprehensive Income

Our comprehensive income for the three and six months ended May 31, 2010 and 2009, was as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2010	2009	2010	2009
	(In thousands)
Net income	$38,478	$33,058	$65,301	$61,202
Other comprehensive income (loss):
Foreign currency translation adjustment	(16,680)	48,497	(43,248)	30,146

Total comprehensive income	21,798	81,555	22,053	91,348
Less: comprehensive income attributable to noncontrolling interest	—	(1,104)	—	(2,144)

Comprehensive income attributable to IHS Inc.	$21,798	$80,451	$22,053	$89,204

5. Discontinued Operations

Effective December 31, 2009, we sold our small non-core South African business for approximately $2 million with no gain or loss on sale. The sale of this business included a building and certain intellectual property. In exchange for the sale of these assets, we received two three-year notes receivable, one secured by a mortgage on the building and the second secured by a pledge on the shares of the South African company. Operating results of the discontinued operations for the three and six months ended May 31, 2010 and 2009, respectively, were as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2010	2009	2010	2009
	(In thousands)
Loss from discontinued operations	$—	$(68)	$(159)	$(254)
Tax benefit (expense)	—	(5)	33	23

Loss from discontinued operations, net	$—	$(73)	$(126)	$(231)

6. Stock-based Compensation

Approximately half of our nonvested shares have performance-based vesting provisions. We evaluate our performance-based vesting awards each quarter to identify any required adjustments to the expected vesting schedule, remaining unrecognized compensation cost, and stock-based compensation expense. Stock-based compensation expense for the three and six months ended May 31, 2010 and 2009, respectively, was as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2010	2009	2010	2009
	(In thousands)
Cost of revenue	$1,325	$781	$2,757	$1,460
Selling, general and administrative	16,315	14,190	34,185	29,981

Total stock-based compensation expense	$17,640	$14,971	$36,942	$31,441

Total income tax benefits recognized for stock-based compensation arrangements were as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2010	2009	2010	2009
	(In thousands)
Income tax benefits	$6,527	$5,539	$13,669	$11,633

No stock-based compensation cost was capitalized during the three and six months ended May 31, 2010 and 2009.

As of May 31, 2010, there was $73.2 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested stock-based awards that will be recognized over a weighted average period of approximately 1.3 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Nonvested Shares. The following table summarizes changes in nonvested shares during the six months ended May 31, 2010.

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands)
Balances, November 30, 2009	2,674	$46.38
Granted	1,172	$52.21
Vested	(1,227)	$43.90
Forfeited	(91)	$50.89

Balances, May 31, 2010	2,528	$48.78

The total fair value of nonvested shares that vested during the six months ended May 31, 2010 was $65 million based on the weighted-average fair value on the vesting date and $54 million based on the weighted-average fair value on the grant date.

7. Income Taxes

Our effective tax rate is estimated based upon the effective tax rate expected to be applicable for the full fiscal year.

Our effective tax rates for the three and six months ended May 31, 2010 were 21.7% and 23.6%, respectively, compared to 21.2% and 22.6% for the same periods in 2009. The 2010 effective tax rates reflect the benefit from a tax election made during the second quarter of 2010. The 2009 rates reflect the impact from discrete period tax benefits recognized from the successful outcome of an appeal and a favorable ruling, both in EMEA.

As of May 31, 2010, the total amount of unrecognized tax benefits was $1.5 million, of which $0.1 million related to interest. Unrecognized tax benefits increased less than $0.1 million during the first six months of 2010, and is net of increases from the accrual of additional uncertain tax benefits and interest for the current period, offset by decreases from certain tax positions closed during the period.

8. Debt

As of May 31, 2010, we were in compliance with all of the covenants in our revolving credit agreement and had $120 million of outstanding borrowings with a current annual interest rate of 0.9%. We also had approximately $0.5 million of outstanding letters of credit under the agreement as of May 31, 2010.

Our debt as of May 31, 2010 also included approximately $3.7 million of non-interest bearing notes that were issued to the sellers of Prime Publications Limited, a company that we purchased in 2008.

9. Pensions and Postretirement Benefits

Our defined-benefit plans consist of a non-contributory retirement plan for all of our U.S. employees with at least one year of service (U.S. RIP), a pension plan that covers certain employees of one of our United Kingdom-based subsidiaries (U.K. RIP), and a supplemental income plan (SIP) for certain US employees who earn over a federally stipulated amount. Our net periodic pension (income) expense for the three and six months ended May 31, 2010 and 2009, respectively, was comprised of the following:

	Three Months Ended May 31, 2010				Three Months Ended May 31, 2009
	U.S. RIP	U.K. RIP	SIP	Total	U.S. RIP	U.K. RIP	SIP	Total
	(In thousands)
Service costs incurred	$2,004	$158	$53	$2,215	$1,728	$125	$58	$1,911
Interest costs on projected benefit obligation	2,993	440	104	3,537	3,230	376	123	3,729
Expected return on plan assets	(5,038)	(530)	—	(5,568)	(5,227)	(413)	—	(5,640)
Amortization of prior service cost	(119)	—	11	(108)	(118)	—	11	(107)
Amortization of actuarial loss	1,497	49	46	1,592	—	—	21	21
Amortization of transitional obligation/(asset)	—	—	10	10	(57)	—	13	(44)

Net periodic pension benefit (income) expense	$1,337	$117	$224	$1,678	$(444)	$88	$226	$(130)

	Six Months Ended May 31, 2010				Six Months Ended May 31, 2009
	U.S. RIP	U.K. RIP	SIP	Total	U.S. RIP	U.K. RIP	SIP	Total
	(In thousands)
Service costs incurred	$4,008	$319	$106	$4,433	$3,456	$248	$116	$3,820
Interest costs on projected benefit obligation	5,986	890	208	7,084	6,460	747	246	7,453
Expected return on plan assets	(10,076)	(1,071)	—	(11,147)	(10,454)	(819)	—	(11,273)
Amortization of prior service cost	(238)	—	22	(216)	(236)	—	22	(214)
Amortization of actuarial loss	2,993	99	91	3,183	—	—	42	42
Amortization of transitional obligation/(asset)	—	—	20	20	(114)	—	26	(88)

Net periodic pension benefit (income) expense	$2,673	$237	$447	$3,357	$(888)	$176	$452	$(260)

Our net periodic post-retirement income was comprised of the following for the three and six months ended May 31, 2010 and 2009, respectively:

	Three Months Ended May 31,		Six Months Ended May 31,
	2010	2009	2010	2009
	(In thousands)
Service costs incurred	$12	$14	$24	$28
Interest costs	140	158	280	316
Amortization of prior service amounts	(808)	(807)	(1,616)	(1,614)
Amortization of net actuarial loss	172	76	343	152

Net periodic post-retirement benefit income	$(484)	$(559)	$(969)	$(1,118)

10. Earnings per Share

Basic earnings per share (EPS) is computed on the basis of the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common shares.

Weighted average common shares outstanding for the three and six months ended May 31, 2010 and 2009, respectively, were calculated as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2010	2009	2010	2009
	(In thousands)
Weighted average common shares outstanding:
Shares used in basic EPS calculation	63,981	63,014	63,759	62,916
Effect of dilutive securities:
Deferred stock units	83	52	80	51
Restricted stock units	449	733	603	748
Stock options	56	30	56	33

Shares used in diluted EPS calculation	$64,569	$63,829	$64,498	$63,748

Share Repurchase Program. During 2006, our board of directors approved a program to reduce the dilutive effects of employee equity grants by allowing employees to surrender shares to IHS in an amount equal to their statutory tax liability. IHS then pays the statutory tax on behalf of the employee. Additionally, our board of directors periodically approves additional buyback programs whereby IHS acquires shares in the open market to more fully offset the dilutive effect of our employee equity programs. The table below summarizes share repurchase activity for the three and six months ended May 31, 2010.

	Three Months Ended May 31, 2010			Six Months Ended May 31, 2010
	Shares Repurchased	Average Price Paid per Share	Total Dollar Value Paid for Shares	Shares Repurchased	Average Price Paid per Share	Total Dollar Value Paid for Shares
	(In thousands, except for share and per-share data)
Shares repurchased under tax withholding program	83,635	$51.58	$4,314	421,021	$53.35	$22,461
Shares repurchased under open market buyback program	—	$—	$—	—	$—	$—

Total share repurchases	83,635	$51.58	$4,314	421,021	$53.35	$22,461

11. Goodwill and Intangible Assets

The following table presents details of our intangible assets, other than goodwill, as of May 31, 2010 and November 30, 2009:

	As of May 31, 2010			As of November 30, 2009
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Intangible assets subject to amortization:
Information databases	$194,825	$(60,604)	$134,221	$195,286	$(51,427)	$143,859
Customer relationships	90,845	(23,375)	67,470	84,209	(19,777)	64,432
Non-compete agreements	6,236	(5,373)	863	5,856	(5,134)	722
Developed computer software	41,456	(10,887)	30,569	33,986	(8,375)	25,611
Other	10,827	(8,267)	2,560	13,075	(7,687)	5,388

Total	$344,189	$(108,506)	$235,683	$332,412	$(92,400)	$240,012
Intangible assets not subject to amortization:
Trademarks	66,208	—	66,208	68,583	—	68,583
Perpetual licenses	1,087	—	1,087	1,200	—	1,200

Total intangible assets	$411,484	$(108,506)	$302,978	$402,195	$(92,400)	$309,795

Intangible assets amortization expense was $9.8 million for the three months and $19.1 million for the six months ended May 31, 2010, as compared with $8.0 million for the three months and $15.8 million for the six months ended May 31, 2009. The following table presents the estimated future amortization expense related to intangible assets held as of May 31, 2010:

Year	Amount
(In thousands)
Remainder of 2010	$18,629
2011	36,564
2012	34,387
2013	29,853
2014	27,854

Changes in our goodwill and intangible assets from November 30, 2009 to May 31, 2010 were primarily the result of the impact of foreign currency rates, partially offset by intangible assets recorded in connection with the acquisitions of EER, CSM Worldwide, and QMS.

12. Segment Information

We prepare our financial reports and analyze our business results within our three reportable geographic segments: Americas, EMEA and APAC. We evaluate segment performance primarily at the revenue and operating profit level for each of these three segments. We also evaluate revenues by transaction type and information domain.

Information about the operations of our three segments is set forth below. No single customer accounted for 10% or more of our total revenue for the three or six months ended May 31, 2010 and 2009. There are no material inter-segment revenues for any period presented. Certain corporate transactions are not allocated to the reportable segments, including such items as stock-based compensation expense, net periodic pension and post-retirement benefits income (expense), corporate-level impairments, and gain (loss) on sale of corporate assets.

	Americas	EMEA	APAC	Segment Totals	Shared Services	Consolidated Total
	(In thousands)
Three months ended May 31, 2010
Revenue	$168,054	$76,433	$21,993	$266,480	$—	$266,480
Operating income	54,430	18,044	7,143	79,617	(30,286)	49,331
Depreciation and amortization	9,955	3,758	25	13,738	531	14,269

Three months ended May 31, 2009
Revenue	$148,631	$67,660	$18,985	$235,276	$—	$235,276
Operating income	48,047	12,814	6,518	67,379	(25,052)	42,327
Depreciation and amortization	7,727	3,346	25	11,098	538	11,636

	Americas	EMEA	APAC	Segment Totals	Shared Services	Consolidated Total
	(In thousands)
Six months ended May 31, 2010
Revenue	$320,022	$145,798	$41,395	$507,215	$—	$507,215
Operating income	101,098	31,394	12,775	145,267	(59,198)	86,069
Depreciation and amortization	19,171	7,818	50	27,039	1,060	28,099

Six months ended May 31, 2009
Revenue	$296,986	$136,450	$37,251	$470,687	$—	$470,687
Operating income	91,684	26,811	11,510	130,005	(49,946)	80,059
Depreciation and amortization	15,406	6,495	51	21,952	1,308	23,260

Revenue by transaction type was as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2010	2009	2010	2009
	(In thousands)
Subscription revenue	$205,722	$184,168	$401,208	$362,772
Consulting revenue	15,085	15,150	26,970	28,611
Transaction revenue	12,235	14,739	23,625	28,709
Other revenue	33,438	21,219	55,412	50,595

Total revenue	$266,480	$235,276	$507,215	$470,687

Revenue by information domain was as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2010	2009	2010	2009
	(In thousands)
Energy revenue	$123,114	$110,310	$233,049	$226,410
Product Lifecycle (PLC) revenue	83,175	73,291	157,909	143,606
Security revenue	26,953	24,831	52,352	48,155
Environment revenue	13,391	7,353	24,598	14,449
Macroeconomic Forecasting and Intersection revenue	19,847	19,491	39,307	38,067

Total revenue	$266,480	$235,276	$507,215	$470,687

13. Subsequent Event

As part of a companywide review, we identified opportunities to operate more efficiently by streamlining operations and merging functions. In June 2010, this review led to the elimination of approximately three percent of our worldwide workforce. As a result of this action, we expect to record an $8-10 million restructuring charge in the third quarter of 2010, the majority of which will be related to severance costs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements. These forward-looking statements generally are identified by the use of the words “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of these terms, and other similar expressions. Forward-looking statements are based on current expectations, assumptions, and projections that are subject to risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is outlined under the “Risk Factors” section of our 2009 annual report on Form 10-K. We are under no obligation to update or publicly revise these forward-looking statements, whether as a result of new information, future events, or otherwise.

Management’s discussion and analysis is intended to help the reader understand the financial condition and results of operations for IHS Inc. The following discussion should be read in conjunction with our annual report on Form 10-K for the year ended November 30, 2009, the Condensed Consolidated Financial Statements and accompanying notes included in this quarterly report on Form 10-Q, and important information and disclosure that we routinely post to our website (www.ihs.com).

Executive Summary

Business Overview

IHS is a leading source of information and insight in pivotal areas that shape today’s business landscape: energy, economics, geopolitical risk, sustainability and supply chain management. Businesses and governments around the globe rely on the comprehensive content, expert independent analysis and flexible delivery methods of IHS to make high-impact decisions and develop strategies. IHS has been in business since 1959 and became a publicly traded company on the New York Stock Exchange in 2005. Headquartered in Englewood, Colorado, USA, IHS employs more than 4,500 people in more than 30 countries around the world. We source raw data and transform it into information through a series of transformational steps that reduce the uncertainty that is inherent in unrefined data and enhances its usefulness.

Inherent in all of our strategies is a firm commitment to put our customers first in everything that we do. We believe that maintaining a disciplined “outside-in” approach will allow us to better serve our customers and our shareholders. To achieve that goal, we have organized our business around our customers and the geographies in which they reside: Americas, EMEA, and APAC. This structure allows us to tailor and expand the solutions we offer to meet the unique needs of our customers both globally and in local markets. Approximately 50% of our revenue is transacted outside of the United States; however, only about 30% of our revenue is transacted in currencies other than the U.S. dollar. As a result, a strengthening U.S. dollar relative to certain currencies has a negative impact on our revenue; conversely, a weakening U.S. dollar has a positive impact on our revenue. However, the impact on operating income is diminished due to certain operating expenses denominated in currencies other than the U.S. dollar. Our largest foreign currency exposures, in order of magnitude, are the British Pound, the Canadian Dollar and the Euro.

We sell our offerings primarily through subscriptions, which tend to generate recurring revenue and cash flow for us. Our subscriptions are usually for one-year periods, and we have historically seen high renewal rates. Subscriptions are generally paid in full within one to two months after the subscription period commences; as a result, the timing of our cash flows generally precedes the recognition of revenue and income.

Historically, our business has had seasonal aspects. Our first quarter has historically benefited from the inclusion of the results from CERAWeek, an annual energy executive gathering. In 2010, we held CERAWeek during our second fiscal quarter and intend to hold it in the second quarter for the foreseeable future. Our fourth quarter revenues and profits tend to be slightly higher than other quarters due to the product mix typically sold in the fourth quarter. The third quarter of 2010 will benefit from the inclusion of the once-every-three year release of a certain engineering standard, the Boiler Pressure Vessel Code (BPVC).

Key Performance Indicators

We believe that revenue growth, adjusted EBITDA (both in dollars and margin), and free cash flow are the key measures of our success. Adjusted EBITDA and free cash flow are non-GAAP financial measures (as defined by the rules of the Securities and Exchange Commission) that are further discussed in the following paragraphs.

Revenue growth. We review year-over-year revenue growth in our segments as a key measure of our success in addressing customer needs in each region of the world. We measure revenue growth in terms of organic, acquisitive, and foreign currency. We define these components as follows:

•

Organic – We drive this type of revenue growth through value realization (pricing), expanding wallet share of existing customers through up-selling and cross-selling efforts, securing new customer business, and through the sale of new offerings. We define organic revenue growth as total revenue growth due to all factors other than acquisitions and foreign currency.

•

Acquisitive – This type of growth comes as a result of our strategy to purchase, integrate, and leverage the value of assets we acquire. We define acquisition-related revenue as the revenue generated from acquired products and services from the date of acquisition to the first anniversary date of that acquisition.

•

Foreign currency – Due to the significance of revenue transacted in a foreign currency, we measure the impact of foreign currency movements on revenue. We define the foreign currency impact on revenue as the difference between revenue at current exchange rates and revenue at prior period exchange rates.

Non-GAAP measures. We use non-GAAP measures such as adjusted EBITDA and free cash flow in our operational and financial decision-making, believing that such measures allow us to focus on what we deem to be a more reliable indicator of ongoing operating performance and our ability to generate cash flow from operations. We also believe that investors may find non-GAAP financial measures useful for the same reasons, although we caution readers that non-GAAP financial measures are not a substitute for GAAP financial measures or disclosures. None of these non-GAAP financial measures are recognized terms under GAAP and do not purport to be an alternative to net income or operating cash flow as an indicator of operating performance or any other GAAP measure. Throughout this Item 2 and on our IHS website, we provide reconciliations of these non-GAAP financial measures to the most directly comparable GAAP measures.

Adjusted EBITDA. EBITDA and adjusted EBITDA are used by many of our research analysts, investment bankers and lenders to assess our operating performance. For example, a measure similar to EBITDA is required by the lenders under our revolving credit agreement. We define EBITDA as net income plus or minus net interest, plus income taxes, depreciation and amortization. Our definition of adjusted EBITDA also excludes non-cash items such as stock-based compensation expense and net periodic pension and postretirement benefits expense, gains and losses on sales of assets, and other items that management does not utilize in assessing our operating performance.

Free Cash Flow. We define free cash flow as Cash Flow from Operations less capital expenditures.

Because not all companies use identical calculations, our presentation of non-GAAP financial measures may not be comparable to other similarly-titled measures of other companies. However, these measures can still be useful in evaluating our performance against our peer companies because we believe the measures provide users with valuable insight into key components of GAAP financial disclosures. For example, a company with higher GAAP net income may not be as appealing to investors if its net income is more heavily comprised of gains on asset sales. Likewise, eliminating the effects of interest income and expense moderates the impact of a company’s capital structure on its performance.

Results of Operations

Total Revenue

Second quarter 2010 revenue increased 13% compared to the second quarter of 2009, and our year-to-date 2010 revenue increased 8% compared to 2009. The table below displays the percentage point change in revenue due to organic, acquisitive, and foreign currency factors when comparing the three and six months ended May 31, 2010 to their respective periods in 2009. It also shows the effect of CERAWeek on the quarterly comparison, as we held our CERAWeek event in the second quarter of this year, compared to the first quarter of last year.

	Three Month Change				Six Month Change
(All amounts represent percentage points)	Organic	Acquisitive	Foreign Currency	CERAWeek	Organic	Acquisitive	Foreign Currency
Increase in total revenue	4%	4%	2%	3%	2%	3%	3%

The second quarter of 2010 marked the first sequential improvement in our rate of organic growth in nearly a year and a half. We are encouraged by this improvement, as we believe it signals renewed strength in our core businesses. The higher rate of organic revenue growth was driven by an increase in our subscription-based business, which accelerated from a 4% growth rate in the first quarter of 2010 to a 5.5% growth rate in the current quarter. We also saw sequential organic growth improvement in our consulting business.

The acquisition-related revenue growth was due to acquisitions that we have made in the last twelve months, including the following:

•	LogTech Canada Ltd. (LogTech) and Environmental Support Solutions, Inc. (ESS) in the fourth quarter of 2009;

•	Emerging Energy Research (EER) in the first quarter of 2010; and

•	CSM Worldwide (CSM) and Quantitative Micro Software (QMS) in the second quarter of 2010.

We evaluate revenue by segment in order to better understand our customers’ needs in the geographies where they reside. We also supplementally review revenue by transaction type and information domain. Understanding revenue by transaction type helps us and the reader identify changes related to recurring revenue and product margin, while revenue by information domain helps us and the reader understand performance on more of a product class basis.

Revenue by Segment (geography)

	Three Months Ended May 31,		Percentage Change	Six Months Ended May 31,		Percentage Change
(In thousands, except percentages)	2010	2009		2010	2009
Americas revenue	$168,054	$148,631	13%	$320,022	$296,986	8%
As a percent of total revenue	63%	63%		63%	63%
EMEA revenue	76,433	67,660	13%	145,798	136,450	7%
As a percent of total revenue	29%	29%		29%	29%
APAC revenue	21,993	18,985	16%	41,395	37,251	11%
As a percent of total revenue	8%	8%		8%	8%

Total revenue	$266,480	$235,276		$507,215	$470,687

The percentage change in each geography segment is due to the factors described in the following table.

	Three Month Change				Six Month Change
(All amounts represent percentage points)	Organic	Acquisitive	Foreign Currency	CERAWeek	Organic	Acquisitive	Foreign Currency
Americas revenue	3%	3%	2%	5%	2%	4%	2%
EMEA revenue	7%	3%	1%	2%	2%	2%	3%
APAC revenue	1%	11%	2%	2%	3%	5%	3%

The Americas’ organic revenue growth increased sequentially from 2% to 3%, primarily due to an improvement in the sales of Energy information offerings. EMEA’s organic revenue growth for the three months was largely due to strength in certain core subscription products and the fact that our sequential improvement in consulting revenue was more pronounced in the EMEA region. APAC’s revenue growth was due primarily to the strength of recent acquisitions.

Revenue by Transaction Type (supplemental)

	Three Months Ended May 31,		Percentage Change	Six Months Ended May 31,		Percentage Change
(In thousands, except percentages)	2010	2009		2010	2009
Subscription revenue	$205,722	$184,168	12%	$401,208	$362,772	11%
As a percent of total revenue	77%	78%		79%	77%
Consulting revenue	15,085	15,150	0%	26,970	28,611	(6)%
As a percent of total revenue	6%	6%		5%	6%
Transaction revenue	12,235	14,739	(17)%	23,625	28,709	(18)%
As a percent of total revenue	5%	6%		5%	6%
Other revenue	33,438	21,219	58%	55,412	50,595	10%
As a percent of total revenue	13%	9%		11%	11%

Total revenue	$266,480	$235,276		$507,215	$470,687

Of the 12% subscription revenue growth for the second quarter of 2010, approximately 5.5% is due to organic growth, which is a notable and encouraging increase for us, especially when considering that 77% of our revenue comes from our subscription base. We are seeing broad-based improvement in our cash-based subscription sales metric, particularly within our Energy offerings. Consulting revenue for the quarter decreased 14% organically; however, total consulting revenue increased approximately $3 million compared to the first quarter of 2010, highlighting more sequential strength. Transaction revenue for the quarter decreased 9% organically in the second quarter of 2010, consistent with the first quarter of 2010. The decrease is primarily due to a reduction in sales of locally sensitive retail products sold in some of our international locations. A substantial portion of the Other revenue increase for the quarter was due to the inclusion of CERAWeek; however, we also experienced a 9% organic revenue increase in that category, primarily because of the continued strength of our parts management business.

Revenue by Information Domain (supplemental)

	Three Months Ended May 31,		Percentage Change	Six Months Ended May 31,		Percentage Change
(In thousands, except percentages)	2010	2009		2010	2009
Energy revenue	$123,114	$110,310	12%	$233,049	$226,410	3%
As a percent of total revenue	46%	47%		46%	48%
Product Lifecycle (PLC) revenue	83,175	73,291	13%	157,909	143,606	10%
As a percent of total revenue	31%	31%		31%	31%
Security revenue	26,953	24,831	9%	52,352	48,155	9%
As a percent of total revenue	10%	11%		10%	10%
Environment revenue	13,391	7,353	82%	24,598	14,449	70%
As a percent of total revenue	5%	3%		5%	3%
Macroeconomic Forecasting and Intersection revenue	19,847	19,491	2%	39,307	38,067	3%
As a percent of total revenue	7%	8%		8%	8%

Total revenue	$266,480	$235,276		$507,215	$470,687

Our energy domain revenue continues to be our most significant source of revenue. The quarterly increase in revenue was largely due to our CERAWeek event, with some organic growth. PLC organic revenue growth exceeded the company average, with a recent acquisition also contributing to the increase. Security revenue growth was mostly organic, with our shipping offerings continuing to grow in the double-digit range. Environment’s quarterly increase was due to a combination of recent acquisitions and higher-than-company-average organic growth.

Operating Expenses

We continuously evaluate our operating expenses and look for opportunities to improve margins and manage expenses. As part of a companywide review, we identified opportunities to operate more efficiently by streamlining operations and merging functions. At the beginning of our fiscal third quarter, this review led to the elimination of approximately three percent of our worldwide workforce. Another example of our efforts to continually evaluate and improve our existing processes is our Vanguard initiative. Through Vanguard, we plan to consolidate and standardize billing systems, general ledgers, sales-force automation capabilities and all supporting business processes. We are taking a phased implementation approach to Vanguard in order to ensure no disruption to our business or our customers.

The following table shows our operating expenses and the associated percentages of revenue.

	Three Months Ended May 31,		Percentage Change	Six Months Ended May 31,		Percentage Change
(In thousands, except percentages)	2010	2009		2010	2009
Operating expenses:
Cost of revenue	$112,938	$97,860	15%	$218,144	$200,577	9%
As a percent of revenue	42%	42%		43%	43%
SG&A expense	$89,059	$82,598	8%	$173,711	$169,054	3%
As a percent of revenue	33%	35%		34%	36%
Depreciation and amortization expense	$14,269	$11,636	23%	$28,099	$23,260	21%
As a percent of revenue	5%	5%		6%	5%

Supplemental information:
SG&A expense excluding stock-based compensation	$72,744	$68,408	6%	$139,526	$139,073	0%
As a percent of revenue	27%	29%		28%	30%

Cost of Revenue and Sales Margins

For the three and six months ended May 31, 2010, compared to 2009, cost of revenue increased in line with the increase in revenue. Sales margins, which we define as revenue less cost of sales, divided by total sales, were also unchanged in total for the three and six month periods. The following table shows the sales margin percentages and percentage point change by operating segment.

	Three Months Ended May 31,		Percentage Change	Six Months Ended May 31,		Percentage Change
(Percentages)	2010	2009		2010	2009
Americas sales margin	59%	60%	(1)%	59%	59%	0%
EMEA sales margin	56%	56%	0%	55%	55%	0%
APAC sales margin	62%	64%	(2)%	61%	62%	(1)%
Total sales margin	58%	58%	0%	57%	57%	0%

As we have been discussing in recent quarters, the rate of sales margin expansion has been slowing due to product mix changes, and we anticipate that this trend will likely continue in the near term.

Selling, General and Administrative (SG&A) Expense

We evaluate our SG&A expense excluding stock-based compensation expense. The improvements in this category, based on its percentage of our total revenue, for the three and six months ended May 31, 2010, compared to 2009, demonstrates our continued focus on the cost structure of our business.

Depreciation and Amortization Expense

For the three and six months ended May 31, 2010, compared to 2009, depreciation and amortization expense increased primarily due to the increase in depreciable and amortizable assets from acquisitions and capital expenditures.

Operating Income by Segment (geography)

	Three Months Ended May 31,		Percentage Change	Six Months Ended May 31,		Percentage Change
(In thousands, except percentages)	2010	2009		2010	2009
Americas operating income	$54,430	$48,047	13%	$101,098	$91,684	10%
As a percent of segment revenue	32%	32%		32%	31%
EMEA operating income	18,044	12,814	41%	31,394	26,811	17%
As a percent of segment revenue	24%	19%		22%	20%
APAC operating income	7,143	6,518	10%	12,775	11,510	11%
As a percent of segment revenue	32%	34%		31%	31%
Shared services operating income	(30,286)	(25,052)		(59,198)	(49,946)

Total operating income	$49,331	$42,327	17%	$86,069	$80,059	8%

As a percent of total revenue	19%	18%		17%	17%

The increase in operating income for the EMEA segment during the three and six months of 2010 was primarily due to the high organic growth rate within revenue, the leveraging of the EMEA cost structure, and the positive benefit of acquisitions in the region.

Provision for Income Taxes

Our effective tax rates for the three and six months ended May 31, 2010 were 21.7% and 23.6%, respectively, compared to 21.2% and 22.6% for the same periods in 2009. All of these rates were lower than what we would normally expect. The 2010 effective tax rates reflect the benefit from a tax election made during the second quarter of 2010. The 2009 rates reflect the impact from discrete period tax benefits recognized from the successful outcome of an appeal and a favorable ruling, both in EMEA. We currently expect our full year 2010 GAAP tax rate to be in the range of 24% to 25%.

Adjusted EBITDA (non-GAAP measure)

All of the reconciliation items included in the following table are either (i) non-cash items (e.g., depreciation and amortization) or (ii) items that we do not consider to be useful in assessing our operating performance (e.g., pension expense and gain on sale of assets). In the case of the non-cash items, we believe that investors can better assess our operating performance if the measures are presented without such items because, unlike cash expenses, these adjustments do not affect our ability to generate free cash flow or invest in our business. For example, by eliminating depreciation and amortization from EBITDA, users can compare operating performance without regard to different accounting determinations such as useful life. In the case of the other items, we believe that investors can better assess operating performance if the measures are presented without these items because their financial impact does not reflect ongoing operating performance.

	Three Months Ended May 31,		Percentage Change	Six Months Ended May 31,		Percentage Change
(In thousands, except percentages)	2010	2009		2010	2009
	(Unaudited)
Net income attributable to IHS Inc.	$38,478	$31,954	20%	$65,301	$59,058	11%
Interest income	(94)	(209)		(198)	(563)
Interest expense	295	512		660	1,261
Provision for income taxes	10,652	8,893		20,180	17,928
Depreciation and amortization	14,269	11,636		28,099	23,260
Stock-based compensation expense	17,640	14,971		36,942	31,441
Restructuring credits	(82)	(61)		(82)	(416)
Non-cash net periodic pension and post-retirement expense (benefit)	853	(1,001)		1,704	(2,002)
Loss from discontinued operations, net	—	73		126	231

Adjusted EBITDA	$82,011	$66,768	23%	$152,732	$130,198	17%

Our quarterly adjusted EBITDA increase was driven in part by the inclusion of CERAWeek in the second quarter of 2010, but more so by our organic revenue growth, the acquisitions we have made, our focus on costs, and the leverage in our business model. The six-month improvement again reflects much of the same.

Restructuring

Please refer to Note 13 to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q for a discussion of the recent restructuring announcement. We expect to realize an $8-10 million improvement annually to pre-tax income and adjusted EBITDA beginning in our fourth fiscal quarter of 2010 as a result of this action.

Financial Condition

(In thousands, except percentages)	As of May 31, 2010	As of November 30, 2009	Dollar change	Percent change
Accounts receivable, net	$178,390	$203,500	$(25,110)	(12)%
Accrued compensation	26,031	44,196	(18,165)	(41)%
Deferred subscription revenue	371,688	319,163	52,525	16%

We have historically experienced seasonal decreases in our accounts receivable balance in the second and third quarters, as we typically have the most subscription renewals in our fiscal first and fourth quarters. This trend continued in 2010, but was further magnified by increased collections of current billings made in the first quarter and the beginning of the second quarter. The change in accrued compensation is primarily due to the 2009 bonus payout. The increase in deferred subscription revenue was primarily attributable to organic growth, including the reduction of past due renewals, as well as acquisition-related growth. The organic growth rate within deferred subscription revenue was 9% as of May 31, 2010.

Liquidity and Capital Resources

As of May 31, 2010, we had cash and cash equivalents of $203 million and $124 million of debt. We have generated strong cash flows from operations over the last few years. On a trailing twelve month basis our conversion of free cash flow to Adjusted EBITDA was 87%. We do not believe that this metric will continue at the same levels through the rest of the year, but we estimate that delivering at a 75-80% conversion ratio would imply relatively flat year-over-year free cash flow for the balance of the year, which we believe is a more realistic scenario. Free cash flow in the second half of 2009 was approximately $100 million. Because of our cash, debt, and cash flow positions, as well as the remaining availability of funds under our $385 million credit facility, we believe we will have sufficient cash to meet our working capital and capital expenditure needs.

Our future capital requirements will depend on many factors, including the level of future acquisitions, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products, changing technology, investments in our internal business applications and the continued market acceptance of our offerings. We could be required, or could elect, to seek additional funding through public or private equity or debt financing for any possible future acquisitions; however, additional funds may not be available on terms acceptable to us or at all. We expect our capital expenditures, excluding acquisitions, to be approximately $35 million for 2010. The expected increase in capital expenditures during 2010 as compared to 2009 primarily relates to our continued investment in system implementations.

Cash Flows

	Six months ended May 31,		Dollar change	Percent change
(In thousands, except percentages)	2010	2009
Net cash provided by operating activities	$179,156	$116,279	$62,877	54%
Net cash used in investing activities	102,159	4,223	97,936	2,319%
Net cash provided by financing activities	14,158	19,490	(5,332)	(27)%

The increase in net cash provided by operating activities was principally due to increased billings and collections in the first six months of 2010, as evidenced by a lower accounts receivable balance and a higher deferred subscription revenue balance. Our subscription-based business model continues to be a cash flow generator that is aided by the following factors:

•	positive working capital characteristics that do not generally require substantial working capital increases to support our growth;

•	a cash-for-tax rate that continues to trend lower than our effective tax rate; and

•	our well-capitalized balance sheet.

The increase in net cash used in investing activities was principally due to the acquisitions of EER, CSM Worldwide, and QMS in the first half of 2010, compared to the first half of 2009, when we had no acquisitions.

The decrease in net cash provided by financing activities was principally due to repurchases of our common stock through our share repurchase program used for statutory withholding requirements associated with the vesting of shares under our employee stock program.

Free Cash Flow (non-GAAP measure)

The following table reconciles our non-GAAP free cash flow measure to net cash provided by operating activities.

	Six months ended May 31,		Dollar change	Percent change
(In thousands, except percentages)	2010	2009
Net cash provided by operating activities	$179,156	$116,279
Capital expenditures on property and equipment	(16,339)	(9,128)

Free cash flow	$162,817	$107,151	$55,666	52%

As discussed previously, our free cash flow continues to be very healthy as a result of our strong base of subscription revenue and our growth in billings and collection trends.

Credit Facility and Other Debt

Please refer to Note 8 to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q for a discussion of the current status of our credit facility and other debt.

For the quarter and six months ended May 31, 2010, we made additional borrowings against our revolving credit agreement in order to fund acquisitions and working capital requirements.

Share Repurchase Program

Please refer to Note 10 to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q for a discussion of our share repurchase programs.

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

For information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for fiscal year 2009. There were no material changes to our market risk exposure during the first six months of fiscal 2010.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are effective at a reasonable assurance level to ensure that information required to be disclosed in the reports required to be filed or submitted under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

There have been no material changes to the risk factors associated with the business previously disclosed in Part I, Item 1A of our 2009 Annual Report on Form 10-K.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 23, 2010.

IHS INC.

By:	/s/ Heather Matzke-Hamlin
Name:	Heather Matzke-Hamlin
Title:	Senior Vice President and Chief Accounting Officer