Form 10-Q
period 2010-08-31
IHS Inc.
filed 2010-09-24
CIK 1316360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of August 31, 2010, there were 64,196,232 shares of our Class A Common Stock outstanding.

PART I.   FINANCIAL INFORMATION

Item 1.	Financial Statements

IHS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per-share amounts)

	As of August 31, 2010	As of November 30, 2009
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$257,151	$124,201
Accounts receivable, net	189,455	203,500
Deferred subscription costs	37,381	40,279
Deferred income taxes	29,540	30,970
Other	19,751	14,284

Total current assets	533,278	413,234

Non-current assets:
Property and equipment, net	84,293	74,798
Intangible assets, net	297,446	309,795
Goodwill, net	926,968	875,742
Other	4,101	2,019

Total non-current assets	1,312,808	1,262,354

Total assets	$1,846,086	$1,675,588

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$143,888	$92,577
Accounts payable	29,147	26,470
Accrued compensation	31,604	44,196
Accrued royalties	14,487	25,666
Other accrued expenses	45,642	39,385
Income tax payable	1,896	1,720
Deferred subscription revenue	351,740	319,163

Total current liabilities	618,404	549,177
Long-term debt	95	141
Accrued pension liability	22,224	19,194
Accrued post-retirement benefits	7,845	9,914
Deferred income taxes	71,125	68,334
Other liabilities	17,034	15,150
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.01 par value per share, 160,000,000 and 80,000,000 shares authorized, 66,184,152 and 64,801,035 shares issued, and 64,196,232 and 63,283,947 shares outstanding at August 31, 2010 and November 30, 2009, respectively	661	648
Additional paid-in capital	523,450	472,791
Treasury stock, at cost: 1,987,920 and 1,517,088 shares at August 31, 2010 and November 30, 2009, respectively	(100,597)	(75,112)
Retained earnings	819,042	719,182
Accumulated other comprehensive loss	(133,197)	(103,831)

Total stockholders’ equity	1,109,359	1,013,678

Total liabilities and stockholders’ equity	$1,846,086	$1,675,588

See accompanying notes.

IHS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per-share amounts)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2010	2009	2010	2009
	(Unaudited)
Revenue:
Products	$240,027	$213,505	$678,149	$618,533
Services	32,032	25,980	101,125	91,639

Total revenue	272,059	239,485	779,274	710,172
Operating expenses:
Cost of revenue:
Products	98,446	87,037	279,099	251,476
Services	17,345	14,670	54,836	50,808

Total cost of revenue (includes stock-based compensation expense of $446; $450; $3,203 and $1,910 for the three and nine months ended August 31, 2010 and 2009, respectively)	115,791	101,707	333,935	302,284
Selling, general and administrative (includes stock-based compensation expense of $12,336; $12,371; $46,521 and $42,352 for the three and nine months ended August 31, 2010 and 2009, respectively)	86,203	79,369	259,914	248,423
Depreciation and amortization	14,406	12,771	42,505	36,031
Restructuring charges (credits)	9,104	—	9,022	(416)
Net periodic pension and post-retirement expense (income)	1,191	(679)	3,579	(2,057)
Other expense (income), net	262	60	(852)	(409)

Total operating expenses	226,957	193,228	648,103	583,856

Operating income	45,102	46,257	131,171	126,316
Interest income	188	219	386	782
Interest expense	(413)	(416)	(1,073)	(1,677)

Non-operating loss, net	(225)	(197)	(687)	(895)

Income from continuing operations before income taxes	44,877	46,060	130,484	125,421
Provision for income taxes	(10,314)	(11,322)	(30,494)	(29,250)

Net income from continuing operations	34,563	34,738	99,990	96,171
Loss from discontinued operations, net	(4)	(32)	(130)	(263)

Net income	34,559	34,706	99,860	95,908
Less: Net income attributable to noncontrolling interests	—	—	—	(2,144)

Net income attributable to IHS Inc.	$34,559	$34,706	$99,860	$93,764

Income from continuing operations attributable to IHS Inc. per share:
Basic	$0.54	$0.55	$1.57	$1.49

Diluted	$0.53	$0.54	$1.55	$1.47

Loss from discontinued operations per share:
Basic	$—	$—	$—	$—

Diluted	$—	$—	$—	$—

Net income attributable to IHS Inc. per share:
Basic	$0.54	$0.55	$1.56	$1.49

Diluted	$0.53	$0.54	$1.55	$1.47

Weighted average shares:
Basic	64,122	63,160	63,881	62,998

Diluted	64,720	64,024	64,574	63,837

See accompanying notes.

IHS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended August 31,
	2010	2009
	(Unaudited)
Operating activities:
Net income	$99,860	$95,908
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	42,505	36,031
Stock-based compensation expense	49,724	44,262
Excess tax benefit from stock-based compensation	(5,024)	(9,796)
Non-cash net periodic pension and post-retirement expense (income)	2,555	(3,004)
Deferred income taxes	347	11,380
Change in assets and liabilities:
Accounts receivable, net	14,591	50,793
Other current assets	(1,098)	1,541
Accounts payable	2,221	(18,196)
Accrued expenses	(17,363)	(36,036)
Income tax payable	2,825	(1,308)
Deferred subscription revenue	30,770	2,038
Other liabilities	(598)	(914)

Net cash provided by operating activities	221,315	172,699

Investing activities:
Capital expenditures on property and equipment	(23,187)	(17,872)
Acquisitions of businesses, net of cash acquired	(83,567)	(62,985)
Change in other assets	(889)	818
Settlements of forward contracts	(71)	952

Net cash used in investing activities	(107,714)	(79,087)

Financing activities:
Proceeds from borrowings	95,000	94,000
Repayment of borrowings	(43,270)	(113,266)
Excess tax benefit from stock-based compensation	5,024	9,796
Proceeds from the exercise of employee stock options	618	2,044
Repurchases of common stock	(25,485)	(9,522)

Net cash provided by (used in) financing activities	31,887	(16,948)

Foreign exchange impact on cash balance	(12,538)	10,767

Net increase in cash and cash equivalents	132,950	87,431
Cash and cash equivalents at the beginning of the period	124,201	31,040

Cash and cash equivalents at the end of the period	$257,151	$118,471

See accompanying notes.

IHS INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Shares of Class A Common Stock	Class A Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at November 30, 2009 (Audited)	63,284	$648	$472,791	$(75,112)	$719,182	$(103,831)	$1,013,678
Stock-based award activity	912	13	47,195	(25,485)	—	—	21,723
Excess tax benefit on vested shares	—	—	3,464	—	—	—	3,464
Net income attributable to IHS Inc.	—	—	—	—	99,860	—	99,860
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	(29,366)	(29,366)

Comprehensive income, net of tax	—	—	—	—	—	—	70,494

Balance at August 31, 2010	64,196	$661	$523,450	$(100,597)	$819,042	$(133,197)	$1,109,359

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

Historically, our business has had seasonal aspects. The third quarter of 2010 benefited from the inclusion of revenue generated by the once-every-three-year release of the Boiler Pressure Vessel Code (BPVC) engineering standard.

Certain prior-year balances have been reclassified to conform to the current-year presentation. In December 2007, the Financial Accounting Standards Board (FASB) issued new guidance related to noncontrolling interests in consolidated financial statements, which modifies reporting for noncontrolling interests (formerly minority interests) in consolidated financial statements. As required, we adopted the new guidance effective December 1, 2009, the beginning of our 2010 fiscal year. Upon adoption, we revised our prior period financial statements to comply with the retrospective application guidance for the presentation of our noncontrolling interests. The impact of the retrospective application of this guidance is as follows:

•	Consolidated Statements of Operations – reclassifies Minority interests to Net income attributable to noncontrolling interests;

•

Consolidated Statements of Cash Flows – reclassifies distributions of cumulative income to minority/noncontrolling interests from operating activities to financing activities and reclassifies purchases of minority/noncontrolling interests from investing activities to financing activities. Additionally, reclassifies Minority interests to Net income; and

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

On February 10, 2010, we acquired Emerging Energy Research, LLC (EER) for approximately $19 million. EER is a leading advisory firm whose mission is to help clients understand, leverage, and exploit the technological, regulatory and competitive trends in the global emerging energy sector. We recorded approximately $5 million of amortizing intangible assets and $14 million of goodwill as a result of the transaction.

On March 17, 2010, we acquired CSM Worldwide, Inc. for approximately $27 million. CSM Worldwide is a leading automotive market forecasting firm dedicated to providing automotive suppliers with market information and production, powertrain, and sales forecasting through trusted automotive market forecasting services, and strategic advisory solutions to the world’s top automotive manufacturers, suppliers, and financial organizations. We recorded approximately $8 million of amortizing intangible assets and $25 million of goodwill as a result of the transaction.

On May 5, 2010, we acquired Quantitative Micro Software, LLC (QMS) for approximately $40 million. QMS is a worldwide leader in Windows-based econometric and forecasting software applications. We recorded approximately $12 million of amortizing intangible assets and $29 million of goodwill as a result of the transaction.

3.	Commitments and Contingencies

We are a party to various legal proceedings that arise in the ordinary course of business. In the opinion of management, none of these actions, either individually or in the aggregate, is expected to have a material adverse affect on our financial condition, liquidity or results of operations.

4.	Comprehensive Income

Our comprehensive income for the three and nine months ended August 31, 2010 and 2009, was as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2010	2009	2010	2009
	(In thousands)
Net income	$34,559	$34,706	$99,860	$95,908
Other comprehensive income (loss):
Foreign currency translation adjustment	13,882	4,692	(29,366)	34,838

Total comprehensive income	48,441	39,398	70,494	130,746
Less: comprehensive income attributable to noncontrolling interest	—	—	—	(2,144)

Comprehensive income attributable to IHS Inc.	$48,441	$39,398	$70,494	$128,602

5.	Discontinued Operations

Effective December 31, 2009, we sold our small non-core South African business for approximately $2 million with no gain or loss on sale. The sale of this business included a building and certain intellectual property. In exchange for the sale of these assets, we received two three-year notes receivable, one secured by a mortgage on the building and the second secured by a pledge on the shares of the South African company. Operating results of the discontinued operations for the three and nine months ended August 31, 2010 and 2009, respectively, were as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2010	2009	2010	2009
	(In thousands)
Loss from discontinued operations	$(6)	$(41)	$(165)	$(295)
Tax benefit	2	9	35	32

Loss from discontinued operations, net	$(4)	$(32)	$(130)	$(263)

6.	Restructuring Charge

We continually evaluate our business to identify opportunities to operate more efficiently. During the third quarter of 2010, we announced various plans to streamline operations and merge functions. As a result, we reduced our aggregate workforce by approximately 3% and consolidated several locations. The changes primarily affected the Americas and EMEA segments.

The restructuring charge that we recorded consists of direct and incremental costs associated with restructuring and related activities, including severance, outplacement and other employee related benefits; facility closures and relocations; and legal expenses associated with employee terminations incurred during the quarter. The entire $9.1 million restructuring charge was recorded during the third quarter of 2010. Approximately $7.7 million of the charge related to our Americas segment and $1.3 million pertained to our EMEA segment, with the remainder in APAC. The restructuring charge was comprised of the following (in thousands):

Employee severance and other termination benefits	$8,024
Contract termination costs	972
Other	108

Total	$9,104

A reconciliation of the related accrued restructuring liability as of August 31, 2010 was as follows:

	Employee Severance and Other Termination Benefits	Contract Termination Costs	Other	Total
	(In thousands)
Beginning balance	$—	$—	$—	$—
Add: Restructuring costs incurred	8,024	972	108	9,104
Less: Amount paid during the quarter ended August 31, 2010	(4,140)	(375)	(61)	(4,576)

Balance at August 31, 2010	$3,884	$597	$47	$4,528

7.	Stock-based Compensation

Just under half of our nonvested shares have performance-based vesting provisions. We evaluate our performance-based vesting awards each quarter to identify any required adjustments to the expected vesting schedule, remaining unrecognized compensation cost, and stock-based compensation expense. Stock-based compensation expense for the three and nine months ended August 31, 2010 and 2009, respectively, was as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2010	2009	2010	2009
	(In thousands)
Cost of revenue	$446	$450	$3,203	$1,910
Selling, general and administrative	12,336	12,371	46,521	42,352

Total stock-based compensation expense	$12,782	$12,821	$49,724	$44,262

Total income tax benefits recognized for stock-based compensation arrangements were as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2010	2009	2010	2009
	(In thousands)
Income tax benefits	$4,444	$4,742	$18,113	$16,375

No stock-based compensation cost was capitalized during the three and nine months ended August 31, 2010 and 2009.

As of August 31, 2010, there was $83.6 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested stock-based awards that will be recognized over a weighted average period of approximately 1.4 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Nonvested Shares. The following table summarizes changes in nonvested shares during the nine months ended August 31, 2010.

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands)
Balances, November 30, 2009	2,674	$46.38
Granted	1,641	$54.53
Vested	(1,382)	$44.71
Forfeited	(246)	$50.93

Balances, August 31, 2010	2,687	$51.71

The total fair value of nonvested shares that vested during the nine months ended August 31, 2010 was $74.8 million based on the weighted-average fair value on the vesting date and $61.8 million based on the weighted-average fair value on the grant date.

8.	Income Taxes

Our effective tax rate is estimated based upon the effective tax rate expected to be applicable for the full fiscal year.

Our effective tax rates for the three and nine months ended August 31, 2010 were 23.0% and 23.4%, respectively, compared to 24.6% and 23.3% for the same periods in 2009. The 2010 effective tax rates reflect the benefit from a tax election made during the second quarter of 2010. The 2009 rates reflect the impact from discrete period tax benefits recognized from the successful outcome of an appeal and a favorable ruling, both in EMEA.

As of August 31, 2010, the total amount of unrecognized tax benefits was $1.5 million, of which $0.1 million related to interest. Unrecognized tax benefits decreased less than $0.1 million during the first nine months of 2010.

9.	Debt

As of August 31, 2010, we were in compliance with all of the covenants in our revolving credit agreement and had $140 million of outstanding borrowings with a current annual interest rate of 0.8%. We also had approximately $0.4 million of outstanding letters of credit under the agreement as of August 31, 2010. See Note 14 for a description of additional amounts that we borrowed under the agreement after the end of the third quarter of 2010.

Our debt as of August 31, 2010 also included approximately $3.9 million of non-interest bearing notes that were issued to the sellers of Prime Publications Limited, a company that we purchased in 2008.

10.	Pensions and Postretirement Benefits

Our defined-benefit plans consist of a non-contributory retirement plan for all of our U.S. employees with at least one year of service (U.S. RIP), a pension plan that covers certain employees of one of our United Kingdom-based subsidiaries (U.K. RIP), and a supplemental income plan (SIP) for certain US employees who earn over a federally stipulated amount. Our net periodic pension expense (income) for the three and nine months ended August 31, 2010 and 2009, respectively, was comprised of the following:

	Three Months Ended August 31, 2010				Three Months Ended August 31, 2009
	U.S. RIP	U.K. RIP	SIP	Total	U.S. RIP	U.K. RIP	SIP	Total
	(In thousands)
Service costs incurred	$2,004	$158	$53	$2,215	$1,728	$139	$58	$1,925
Interest costs on projected benefit obligation	2,993	443	104	3,540	3,230	419	123	3,772
Expected return on plan assets	(5,038)	(533)	—	(5,571)	(5,227)	(459)	—	(5,686)
Amortization of prior service cost	(120)	—	10	(110)	(118)	—	11	(107)
Amortization of actuarial loss	1,497	49	46	1,592	—	—	21	21
Amortization of transitional obligation/(asset)	—	—	10	10	(57)	—	12	(45)

Net periodic pension expense (income)	$1,336	$117	$223	$1,676	$(444)	$99	$225	$(120)

	Nine Months Ended August 31, 2010				Nine Months Ended August 31, 2009
	U.S. RIP	U.K. RIP	SIP	Total	U.S. RIP	U.K. RIP	SIP	Total
	(In thousands)
Service costs incurred	$6,012	$477	$159	$6,648	$5,184	$387	$174	$5,745
Interest costs on projected benefit obligation	8,979	1,333	312	10,624	9,690	1,166	369	11,225
Expected return on plan assets	(15,114)	(1,604)	—	(16,718)	(15,681)	(1,278)	—	(16,959)
Amortization of prior service cost	(358)	—	32	(326)	(354)	—	33	(321)
Amortization of actuarial loss	4,490	148	137	4,775	—	—	63	63
Amortization of transitional obligation/(asset)	—	—	30	30	(171)	—	38	(133)

Net periodic pension expense (income)	$4,009	$354	$670	$5,033	$(1,332)	$275	$677	$(380)

Our net periodic post-retirement income was comprised of the following for the three and nine months ended August 31, 2010 and 2009, respectively:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2010	2009	2010	2009
	(In thousands)
Service costs incurred	$12	$14	$36	$42
Interest costs	140	158	420	474
Amortization of prior service amounts	(809)	(807)	(2,425)	(2,421)
Amortization of net actuarial loss	172	76	515	228

Net periodic post-retirement income	$(485)	$(559)	$(1,454)	$(1,677)

11.	Earnings per Share

Basic earnings per share (EPS) is computed on the basis of the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common shares.

Weighted average common shares outstanding for the three and nine months ended August 31, 2010 and 2009, respectively, were calculated as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2010	2009	2010	2009
	(In thousands)
Weighted average common shares outstanding:
Shares used in basic EPS calculation	64,122	63,160	63,881	62,998
Effect of dilutive securities:
Deferred stock units	71	56	73	55
Restricted stock units	463	770	562	750
Stock options	64	38	58	34

Shares used in diluted EPS calculation	64,720	64,024	64,574	63,837

Share Repurchase Program. During 2006, our board of directors approved a program to reduce the dilutive effects of employee equity grants by allowing employees to surrender shares to IHS in an amount equal to their statutory tax liability. IHS then pays the statutory tax on behalf of the employee. Additionally, our board of directors periodically approves additional buyback programs whereby IHS acquires shares in the open market to more fully offset the dilutive effect of our employee equity programs. The table below summarizes share repurchase activity for the three and nine months ended August 31, 2010.

	Three Months Ended August 31, 2010			Nine Months Ended August 31, 2010
	Shares Repurchased	Average Price Paid per Share	Total Dollar Value Paid for Shares	Shares Repurchased	Average Price Paid per Share	Total Dollar Value Paid for Shares
	(In thousands, except for share and per-share amounts)
Shares repurchased under tax withholding program	49,811	$60.71	$3,024	470,832	$54.13	$25,485
Shares repurchased under open market buyback program	—	$—	$—	—	$—	$—

Total share repurchases	49,811	$60.71	$3,024	470,832	$54.13	$25,485

12.	Goodwill and Intangible Assets

The following table presents details of our intangible assets, other than goodwill, as of August 31, 2010 and November 30, 2009:

	As of August 31, 2010			As of November 30, 2009
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Intangible assets subject to amortization:
Information databases	$195,048	$(66,884)	$128,164	$195,286	$(51,427)	$143,859
Customer relationships	93,379	(25,720)	67,659	84,209	(19,777)	64,432
Non-compete agreements	7,485	(5,694)	1,791	5,856	(5,134)	722
Developed computer software	41,953	(12,490)	29,463	33,986	(8,375)	25,611
Other	10,942	(9,163)	1,779	13,075	(7,687)	5,388

Total	$348,807	$(119,951)	$228,856	$332,412	$(92,400)	$240,012
Intangible assets not subject to amortization:
Trademarks	67,442	—	67,442	68,583	—	68,583
Perpetual licenses	1,148	—	1,148	1,200	—	1,200

Total intangible assets	$417,397	$(119,951)	$297,446	$402,195	$(92,400)	$309,795

Intangible assets amortization expense was $9.6 million for the three months and $28.7 million for the nine months ended August 31, 2010, as compared with $9.1 million for the three months and $24.9 million for the nine months ended August 31, 2009. The following table presents the estimated future amortization expense related to intangible assets held as of August 31, 2010:

Year	Amount
(In thousands)
Remainder of 2010	$9,170
2011	36,985
2012	34,963
2013	30,702
2014	28,643

Changes in our goodwill and intangible assets from November 30, 2009 to August 31, 2010 were primarily the result of the intangible assets recorded in connection with the acquisitions of EER, CSM Worldwide, and QMS. Net intangibles decreased primarily because of amortization expense and foreign currency translation.

13.	Segment Information

We prepare our financial reports and analyze our business results within our three reportable geographic segments: Americas, EMEA and APAC. We evaluate segment performance primarily at the revenue and operating profit level for each of these three segments. We also evaluate revenues by transaction type and information domain.

Information about the operations of our three segments is set forth below. No single customer accounted for 10% or more of our total revenue for the three or nine months ended August 31, 2010 and 2009. There are no material inter-segment revenues for any period presented. Certain corporate transactions are not allocated to the reportable segments, including such items as stock-based compensation expense, net periodic pension and post-retirement expense (income), corporate-level impairments, and gain (loss) on sale of corporate assets.

	Americas	EMEA	APAC	Segment Totals	Shared Services	Consolidated Total
	(In thousands)
Three Months Ended August 31, 2010
Revenue	$170,359	$77,985	$23,715	$272,059	$—	$272,059
Operating income	46,812	16,360	7,974	71,146	(26,044)	45,102
Depreciation and amortization	10,042	3,796	24	13,862	544	14,406

Three Months Ended August 31, 2009
Revenue	$147,682	$72,606	$19,197	$239,485	$—	$239,485
Operating income	48,539	14,393	6,261	69,193	(22,936)	46,257
Depreciation and amortization	7,755	4,461	27	12,243	528	12,771

	Americas	EMEA	APAC	Segment Totals	Shared Services	Consolidated Total
	(In thousands)
Nine Months Ended August 31, 2010
Revenue	$490,381	$223,783	$65,110	$779,274	$—	$779,274
Operating income	147,910	47,754	20,749	216,413	(85,242)	131,171
Depreciation and amortization	29,213	11,614	74	40,901	1,604	42,505

Nine Months Ended August 31, 2009
Revenue	$444,668	$209,056	$56,448	$710,172	$—	$710,172
Operating income	140,223	41,204	17,771	199,198	(72,882)	126,316
Depreciation and amortization	23,161	10,956	78	34,195	1,836	36,031

Revenue by transaction type was as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2010	2009	2010	2009
	(In thousands)
Subscription revenue	$209,245	$191,100	$610,453	$553,872
Consulting revenue	16,330	12,702	43,300	41,313
Transaction revenue	21,134	15,567	44,759	44,276
Other revenue	25,350	20,116	80,762	70,711

Total revenue	$272,059	$239,485	$779,274	$710,172

Revenue by information domain was as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2010	2009	2010	2009
	(In thousands)
Energy revenue	$117,391	$109,188	$350,440	$335,598
Product Lifecycle (PLC) revenue	90,750	76,510	248,659	220,116
Security revenue	28,891	27,526	81,243	75,681
Environment revenue	13,315	6,319	37,913	20,768
Macroeconomic Forecasting and Intersection revenue	21,712	19,942	61,019	58,009

Total revenue	$272,059	$239,485	$779,274	$710,172

14.	Subsequent Events

On September 7, 2010, we announced the acquisition of the chemical and energy portfolio assets of Access Intelligence LLC for approximately $80 million. On September 22, 2010, we announced the acquisitions of Atrion International Inc. and Syntex Management Systems, Inc. for a combined $80 million. Atrion is a company that combines regulatory expertise and industry-leading technology to streamline the generation, management, and distribution of hazardous materials communication documents and reports. Syntex is a leading provider of operational risk management software and services that helps companies ensure the health and safety of their workers while protecting the environment and managing costs. In September 2010, we borrowed an additional $70 million against our revolving credit agreement to help fund a portion of these acquisitions.

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

We sell our offerings primarily through subscriptions, which tend to generate recurring revenue and cash flow for us. Our subscriptions are usually for one-year periods, and we have historically seen high renewal rates. Subscriptions are generally paid in full within one or two months after the subscription period commences; as a result, the timing of our cash flows generally precedes the recognition of revenue and income.

Historically, our business has had seasonal aspects. The third quarter of 2010 benefited from the inclusion of revenue generated by the once-every-three-year release of the Boiler Pressure Vessel Code (BPVC) engineering standard.

Key Performance Indicators

We believe that revenue growth, adjusted EBITDA (both in dollars and margin), and free cash flow are the key measures of our success. Adjusted EBITDA and free cash flow are non-GAAP financial measures (as defined by the rules of the Securities and Exchange Commission) that are further discussed in the following paragraphs.

Revenue growth. We review year-over-year revenue growth in our segments as a key measure of our success in addressing customer needs in each region of the world. We measure revenue growth in terms of organic, acquisitive, and foreign currency impacts. We define these components as follows:

•

Organic – We define organic revenue growth as total revenue growth due to all factors other than acquisitions and foreign currency. We drive this type of revenue growth through value realization (pricing), expanding wallet share of existing customers through up-selling and cross-selling efforts, securing new customer business, and through the sale of new offerings.

•

Acquisitive – We define acquisition-related revenue as the revenue generated from acquired products and services from the date of acquisition to the first anniversary date of that acquisition. This type of growth comes as a result of our strategy to purchase, integrate, and leverage the value of assets we acquire.

•

Foreign currency – We define the foreign currency impact on revenue as the difference between current revenue at current exchange rates and current revenue at prior period exchange rates. Due to the significance of revenue transacted in foreign currencies, we measure the impact of foreign currency movements on revenue.

Non-GAAP measures. We use non-GAAP measures such as adjusted EBITDA and free cash flow in our operational and financial decision-making, believing that such measures allow us to focus on what we deem to be more reliable indicators of ongoing operating performance and our ability to generate cash flow from operations. We also believe that investors may find non-GAAP financial measures useful for the same reasons, although we caution readers that non-GAAP financial measures are not a substitute for GAAP financial measures or disclosures. None of these non-GAAP financial measures are recognized terms under GAAP and do not purport to be an alternative to net income or operating cash flow as an indicator of operating performance or any other GAAP measure. Throughout this section on management’s discussion and analysis and on our IHS website, we provide reconciliations of these non-GAAP financial measures to the most directly comparable GAAP measures.

Adjusted EBITDA. EBITDA and adjusted EBITDA are used by many of our research analysts, investment bankers and lenders to assess our operating performance. For example, a measure similar to EBITDA is required by the lenders under our revolving credit agreement. We define EBITDA as net income plus or minus net interest, plus provision for income taxes, depreciation and amortization. Our definition of adjusted EBITDA also excludes non-cash items such as stock-based compensation expense and net periodic pension and postretirement benefits expense, and gains and losses on sales of assets, restructuring charges, and other items that management does not utilize in assessing our operating performance.

Free Cash Flow. We define free cash flow as net cash provided by operating activities less capital expenditures.

Because not all companies use identical calculations, our presentation of non-GAAP financial measures may not be comparable to other similarly titled measures of other companies. However, these measures can still be useful in evaluating our performance against our peer companies because we believe the measures provide users with valuable insight into key components of GAAP financial disclosures. For example, a company with higher GAAP net income may not be as appealing to investors if its net income is more heavily comprised of gains on asset sales. Likewise, eliminating the effects of interest income and expense moderates the impact of a company’s capital structure on its performance.

Results of Operations

Total Revenue

Third quarter 2010 revenue increased 14% compared to the third quarter of 2009, and our year-to-date 2010 revenue increased 10% compared to 2009. The table below displays the percentage point change in revenue due to organic, acquisitive, and foreign currency factors when comparing the three and nine months ended August 31, 2010 to their respective periods in 2009.

	Three Month Change			Nine Month Change
(All amounts represent percentage points)	Organic	Acquisitive	Foreign Currency	Organic	Acquisitive	Foreign Currency
Increase in total revenue	10%	5%	(2)%	5%	4%	1%

The 10% organic revenue growth for the three months was driven primarily by a 6.5% increase in our subscription-based business, which is demonstrating steady sequential growth. We also benefited from growth within the non-subscription parts of the business, as well as the inclusion of the once-every-three-year release of the Boiler Pressure Vessel Code (BPVC) engineering standard. The nine-month organic revenue growth was likewise a reflection of the increasing strength of our subscription-based business.

The acquisition-related revenue growth was due to acquisitions we have made in the last twelve months, including the following:

•	LogTech Canada Ltd. (LogTech) and Environmental Support Solutions, Inc. (ESS) in the fourth quarter of 2009;

•	Emerging Energy Research (EER) in the first quarter of 2010; and

•	CSM Worldwide (CSM) and Quantitative Micro Software (QMS) in the second quarter of 2010.

We evaluate revenue by segment in order to better understand our customers’ needs in the geographies where they reside. We also supplementally review revenue by transaction type and information domain. Understanding revenue by transaction type helps us and the reader identify changes related to recurring revenue and product margin, while revenue by information domain helps us and the reader understand performance on a product class basis.

Revenue by Segment (geography)

	Three Months Ended August 31,		Percentage Change	Nine Months Ended August 31,		Percentage Change
(In thousands, except percentages)	2010	2009		2010	2009
Americas revenue	$170,359	$147,682	15%	$490,381	$444,668	10%
As a percent of total revenue	62%	62%		63%	63%
EMEA revenue	77,985	72,606	7%	223,783	209,056	7%
As a percent of total revenue	29%	30%		29%	29%
APAC revenue	23,715	19,197	24%	65,110	56,448	15%
As a percent of total revenue	9%	8%		8%	8%

Total revenue	$272,059	$239,485		$779,274	$710,172

The percentage change in each geography segment is due to the factors described in the following table.

	Three Month Change			Nine Month Change
(All amounts represent percentage points)	Organic	Acquisitive	Foreign Currency	Organic	Acquisitive	Foreign Currency
Americas revenue	9%	6%	0%	4%	5%	1%
EMEA revenue	11%	2%	(6)%	6%	1%	0%
APAC revenue	12%	12%	(1)%	6%	8%	2%

For the three and nine months of 2010, we experienced organic revenue growth in all three geographies as a result of increased subscription-based revenue, as well as some growth in the non-subscription portion of the business and the inclusion of BPVC sales. Revenue from the BPVC release benefited organic revenue growth in all three geographies.

Revenue by Transaction Type (supplemental)

	Three Months Ended August 31,		Percentage Change	Nine Months Ended August 31,		Percentage Change
(In thousands, except percentages)	2010	2009		2010	2009
Subscription revenue	$209,245	$191,100	9%	$610,453	$553,872	10%
As a percent of total revenue	77%	80%		78%	78%
Consulting revenue	16,330	12,702	29%	43,300	41,313	5%
As a percent of total revenue	6%	5%		6%	6%
Transaction revenue	21,134	15,567	36%	44,759	44,276	1%
As a percent of total revenue	8%	7%		6%	6%
Other revenue	25,350	20,116	26%	80,762	70,711	14%
As a percent of total revenue	9%	8%		10%	10%

Total revenue	$272,059	$239,485		$779,274	$710,172

Relative to the 9% subscription revenue growth for the third quarter, approximately 6.5% is due to organic growth, which continues the trend of sequentially stronger quarters for subscription revenue. This trend is especially important for us, as 77% of our revenue currently comes from our subscription base. Consulting revenue for the quarter increased 16% organically compared to the prior year, and we are encouraged by our trend of sequentially higher consulting revenue dollars. Transaction revenue for the quarter increased 46% organically compared to the prior year as a result of the BPVC sales in the third quarter of 2010. Other revenue increased 10% organically for the quarter.

Revenue by Information Domain (supplemental)

	Three Months Ended August 31,		Percentage Change	Nine Months Ended August 31,		Percentage Change
(In thousands, except percentages)	2010	2009		2010	2009
Energy revenue	$117,391	$109,188	8%	$350,440	$335,598	4%
As a percent of total revenue	43%	46%		45%	47%
Product Lifecycle (PLC) revenue	90,750	76,510	19%	248,659	220,116	13%
As a percent of total revenue	33%	32%		32%	31%
Security revenue	28,891	27,526	5%	81,243	75,681	7%
As a percent of total revenue	11%	11%		10%	11%
Environment revenue	13,315	6,319	111%	37,913	20,768	83%
As a percent of total revenue	5%	3%		5%	3%
Macroeconomic Forecasting and Intersection revenue	21,712	19,942	9%	61,019	58,009	5%
As a percent of total revenue	8%	8%		8%	8%

Total revenue	$272,059	$239,485		$779,274	$710,172

Our energy domain revenue continues to be our most significant source of revenue, and grew during the three and nine months as we continue to see improving trends in our core Energy subscription offerings. Product Lifecycle revenue increases were driven by inclusion of the BPVC sales, as well as continuing solid organic growth. Double-digit organic growth in Security revenue resulted from continued strength in sales of our maritime offerings, and were partially offset by foreign currency effects. Environment’s quarterly and year-to-date increases were due to a combination of recent acquisitions and positive organic growth. The Macroeconomic Forecasting and Intersection revenue supports all of the other domains, and increased consistent with the increases we saw in the other domains.

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

The following table shows our operating expenses and the associated percentages of revenue.

	Three Months Ended August 31,		Percentage Change	Nine Months Ended August 31,		Percentage Change
(In thousands, except percentages)	2010	2009		2010	2009
Operating expenses:
Cost of revenue	$115,791	$101,707	14%	$333,935	$302,284	10%
As a percent of revenue	43%	42%		43%	43%
SG&A expense	$86,203	$79,369	9%	$259,914	$248,423	5%
As a percent of revenue	32%	33%		33%	35%
Depreciation and amortization expense	$14,406	$12,771	13%	$42,505	$36,031	18%
As a percent of revenue	5%	5%		5%	5%

Supplemental information:
SG&A expense excluding stock-based compensation	$73,867	$66,998	10%	$213,393	$206,071	4%
As a percent of revenue	27%	28%		27%	29%

Cost of Revenue and Sales Margins

For the three and nine months ended August 31, 2010, compared to 2009, cost of revenue increased in line with the increase in revenue. Sales margins, which we define as revenue less cost of sales, divided by total sales, were also largely unchanged in total for the three and nine month periods. The following table shows the sales margin percentages and percentage point change by operating segment.

	Three Months Ended August 31,		Percentage Change	Nine Months Ended August 31,		Percentage Change
(Percentages)	2010	2009		2010	2009
Americas sales margin	59%	59%	0%	59%	59%	0%
EMEA sales margin	55%	55%	0%	55%	55%	0%
APAC sales margin	62%	62%	0%	61%	62%	(1)%
Total sales margin	57%	58%	(1)%	57%	57%	0%

As we have been discussing in recent quarters, the rate of sales margin expansion has been slowing due to product mix changes, and we anticipate that this trend will likely continue in the near term.

Selling, General and Administrative (SG&A) Expense

We evaluate our SG&A expense excluding stock-based compensation expense. The improvements in this category, based on its percentage of our total revenue, for the three and nine months ended August 31, 2010, compared to 2009, demonstrate our continued focus on the cost structure of our business.

Depreciation and Amortization Expense

For the three and nine months ended August 31, 2010, compared to 2009, depreciation and amortization expense increased primarily due to the increase in depreciable and amortizable assets from acquisitions and capital expenditures.

Restructuring

Please refer to Note 6 to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q for a discussion of our third quarter 2010 restructuring activities. We incurred $9.1 million of restructuring charges in the third quarter, and we expect to realize an $8-10 million improvement annually to pre-tax income and adjusted EBITDA beginning in our fourth fiscal quarter of 2010 as a result of our actions.

Operating Income by Segment (geography)

	Three Months Ended August 31,		Percentage Change	Nine Months Ended August 31,		Percentage Change
(In thousands, except percentages)	2010	2009		2010	2009
Americas operating income	$46,812	$48,539	(4)%	$147,910	$140,223	5%
As a percent of segment revenue	27%	33%		30%	32%
EMEA operating income	16,360	14,393	14%	47,754	41,204	16%
As a percent of segment revenue	21%	20%		21%	20%
APAC operating income	7,974	6,261	27%	20,749	17,771	17%
As a percent of segment revenue	34%	33%		32%	31%
Shared services operating income	(26,044)	(22,936)		(85,242)	(72,882)

Total operating income	$45,102	$46,257	(2)%	$131,171	$126,316	4%

As a percent of total revenue	17%	19%		17%	18%

The decrease in Americas operating income was primarily due to the third quarter 2010 restructuring charge, of which $7.7 million related to the Americas segment. The increase in operating income for the EMEA segment during the three and nine months of 2010 was primarily due to the high organic growth rate within revenue, the leveraging of the EMEA cost structure, and the positive benefit of recent acquisitions in the region. The EMEA increase was partially offset by the EMEA portion of the third quarter 2010 restructuring charge ($1.3 million).

Provision for Income Taxes

Our effective tax rates for the three and nine months ended August 31, 2010 were 23.0% and 23.4%, respectively, compared to 24.6% and 23.3% for the same periods in 2009. All of these rates were lower than what we would normally expect. The 2010 effective tax rates reflect the benefit from a tax election made during the second quarter of 2010. The 2009 rates reflect the impact from discrete period tax benefits recognized from the successful outcome of an appeal and a favorable ruling, both in EMEA. We currently expect our full year 2010 GAAP tax rate to be about 24%.

Adjusted EBITDA (non-GAAP measure)

All of the reconciling items included in the following table are either (i) non-cash items (e.g., depreciation and amortization) or (ii) items that we do not consider to be useful in assessing our operating performance (e.g., income taxes, restructuring charges, and gain on sale of assets). In the case of the non-cash items, we believe that investors can better assess our operating performance if the measures are presented without such items because, unlike cash expenses, these adjustments do not affect our ability to generate free cash flow or invest in our business. For example, by eliminating depreciation and amortization from EBITDA, users can compare operating performance without regard to different accounting determinations such as useful life. In the case of the other items, we believe that investors can better assess operating performance if the measures are presented without these items because their financial impact does not reflect ongoing operating performance.

	Three Months Ended August 31,		Percentage Change	Nine Months Ended August 31,		Percentage Change
(In thousands, except percentages)	2010	2009		2010	2009
	(Unaudited)
Net income attributable to IHS Inc.	$34,559	$34,706	0%	$99,860	$93,764	7%
Interest income	(188)	(219)		(386)	(782)
Interest expense	413	416		1,073	1,677
Provision for income taxes	10,314	11,322		30,494	29,250
Depreciation and amortization	14,406	12,771		42,505	36,031

EBITDA	$59,504	$58,996	1%	$173,546	$159,940	9%
Stock-based compensation expense	12,782	12,821		49,724	44,262
Restructuring charges (credits)	9,104	—		9,022	(416)
Non-cash net periodic pension and post-retirement expense (income)	851	(1,002)		2,555	(3,004)
Loss from discontinued operations, net	4	32		130	263

Adjusted EBITDA	$82,245	$70,847	16%	$234,977	$201,045	17%

Our quarter and year-to-date adjusted EBITDA for 2010 increased primarily because of our improving organic revenue growth, the acquisitions we have made, our focus on costs, and the leverage in our business model.

Financial Condition

(In thousands, except percentages)	As of August 31, 2010	As of November 30, 2009	Dollar change	Percent change
Accounts receivable, net	$189,455	$203,500	$(14,045)	(7)%
Accrued compensation	31,604	44,196	(12,592)	(28)%
Deferred subscription revenue	351,740	319,163	32,577	10%

We have historically experienced seasonal decreases in our accounts receivable balance in the second and third quarters, as we typically have the most subscription renewals in our first and fourth fiscal quarters. This trend continued in 2010. The change in accrued compensation is primarily due to the 2009 bonus payout made in early 2010. The increase in deferred subscription revenue was primarily attributable to organic growth, but also includes the effects of acquisition-related growth offset by foreign currency translation effects. The organic growth rate within deferred subscription revenue was 10% as of August 31, 2010. While this is a good leading indicator for us, we rely on it primarily as a directionally accurate indicator.

Liquidity and Capital Resources

As of August 31, 2010, we had cash and cash equivalents of $257 million and $144 million of debt. We have generated strong cash flows from operations over the last few years. On a trailing twelve month basis our conversion of Adjusted EBITDA to free cash flow was 80%. Because of our cash, debt, and cash flow positions, as well as the remaining availability of funds under our $385 million credit facility, we believe we will have sufficient cash to meet our working capital and capital expenditure needs.

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

Cash Flows

	Nine Months Ended August 31,
(In thousands, except percentages)	2010	2009	Dollar change	Percent change
Net cash provided by operating activities	$221,315	$172,699	$48,616	28%
Net cash used in investing activities	(107,714)	(79,087)	(28,627)	36%
Net cash provided by (used in) financing activities	31,887	(16,948)	48,835	288%

The increase in net cash provided by operating activities was principally due to increased billings and collections in the first nine months of 2010, as evidenced by a lower accounts receivable balance and a higher deferred subscription revenue balance. Our subscription-based business model continues to be a cash flow generator that is aided by the following factors:

•	positive working capital characteristics that do not generally require substantial working capital increases to support our growth;

•	a cash-for-tax rate that continues to trend lower than our effective tax rate; and

•	our well-capitalized balance sheet.

The increase in net cash used in investing activities was principally due to increased acquisition activity in 2010 compared to 2009, as well as increased capital expenditures during 2010.

The increase in net cash provided by financing activities was principally due to a reduction in repayments on borrowings, partially offset by an increase in repurchases of our common stock through our share repurchase program used for statutory withholding requirements associated with the vesting of shares under our employee stock program.

Free Cash Flow (non-GAAP measure)

The following table reconciles our non-GAAP free cash flow measure to net cash provided by operating activities.

	Nine Months Ended August 31,
(In thousands, except percentages)	2010	2009	Dollar change	Percent change
Net cash provided by operating activities	$221,315	$172,699
Capital expenditures on property and equipment	(23,187)	(17,872)

Free cash flow	$198,128	$154,827	$43,301	28%

As discussed previously, our free cash flow continues to be very healthy as a result of our strong base of subscription revenue and our growth in billings and collection trends.

Credit Facility and Other Debt

Please refer to Note 9 and Note 14 to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q for a discussion of the current status of our credit facility and other debt.

For the quarter and nine months ended August 31, 2010, we made additional borrowings against our revolving credit agreement in order to fund acquisitions and working capital requirements.

Share Repurchase Program

Please refer to Note 11 to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q for a discussion of our share repurchase programs.

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

For information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for fiscal year 2009. There were no material changes to our market risk exposure during the first nine months of fiscal 2010.

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

Item 6.	Exhibits

(a)	Index of Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description
31.1*	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act.

31.2*	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act.

32*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed electronically herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 24, 2010.

IHS INC.

By:	/s/ Heather Matzke-Hamlin
	Name:	Heather Matzke-Hamlin
	Title:	Senior Vice President and Chief Accounting Officer