Form 10-K
period 2010-11-30
IHS Inc.
filed 2011-01-18
CIK 1316360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐    Yes  ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the closing price for the Common Stock as reported on the New York Stock Exchange composite tape on the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2.1 billion. All executive officers, directors, and holders of 5% or more of the outstanding Common Stock of the registrant have been deemed, solely for purposes of the foregoing calculation, to be “affiliates” of the registrant.

As of December 31, 2010, there were 64,315,530 shares of the registrant’s Class A Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of the Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 5, 2011, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s fiscal year.

i

Forward-Looking Statements

We have made statements under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business and Properties” and in other sections of this Form 10-K that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of these terms, and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties, and assumptions, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance, or achievements to differ materially from the results, level of activity, performance, or achievements expressed or implied by the forward-looking statements. In particular, you should consider the risks outlined under “Risk Factors.”

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

We do not intend to update any of these forward-looking statements after the date of this Form 10-K to conform our prior statements to actual results or revised expectations.

* * * *

Fiscal Year End

Our fiscal years end on November 30 of each year. Unless otherwise indicated, references in this Annual Report to an individual year means the fiscal year ended November 30. For example, “2010” refers to the fiscal year ended November 30, 2010.

ii

Part  I

Item 1. Business

Overview

IHS is a leading source of information and insight in pivotal areas that shape today’s business landscape: energy, economics, geopolitical risk, sustainability and supply chain management. Businesses and governments around the globe rely on our comprehensive content, expert analysis and flexible delivery methods to make high-impact decisions and develop strategies with speed and confidence. IHS was incorporated in the State of Delaware on May 5, 1994.

Vision

Our vision is to be the Source for Critical Information and Insight that powers growth and value for our customers. We intend to be the source that customers trust, rely upon and come to first when they need to better understand the present and anticipate the future.

Corporate Objectives

In order to achieve our vision to be the Source for Critical Information and Insight, we have established four interdependent objectives upon which we focus our efforts, as described below. We externally benchmark our progress annually against these four objectives. To measure customer satisfaction and colleague success, we use third-party surveys and develop goals based on those metrics. For 2011, our corporate objectives will continue to be focused on the following areas:

—	Improving customer satisfaction;

—	Fostering a culture that enables colleague success;

—	Delivering profitable top- and bottom-line growth; and

—	Providing an opportunity for shareholder success relative to our peer group.

Corporate Strategy

Our strategy is designed to allocate the company’s resources in the most optimal manner to achieve the objectives described above. Our strategy has several key elements:

—	An unrelenting focus on our customers and their experience, which drives our actions, decisions, and investments;

—	Offering our customers a uniquely broad scope of proprietary information and analysis that is critical to addressing their evolving business challenges and managing their workflows;

—	Enhancing our offerings through organic development, focused partnerships and acquisitions that reinforce and strengthen the value, scale, and scope of what we do; and

—	Investing in our people and supporting them with systems and processes to continuously expand our potential.

Our corporate strategy is executed through initiatives implemented across our entire organization. A few of the most critical, time-bound initiatives for each upcoming year are identified as IHS Annual Priorities. Our 2011 Priorities include the following initiatives:

—	Advance our customer focus and our customers’ experience;

—	Realize our growth potential; and

—	Demonstrate and communicate the value of IHS.

Geographic Organization

To best serve our customers and be as close to them as possible, we are organized by geographies into three business segments. We also prepare our financial reports and analyze our business according to our geographic organization. Our three reporting segments are: Americas, which includes the United States, Canada, and Latin America; EMEA, which includes Europe, the Middle East, Africa, and India; and APAC, or Asia Pacific. As our APAC operations have evolved, the management structure of the region has also evolved, and going forward, will include responsibility for overseeing India. Accordingly, in 2011, India will become part of our APAC region.

Our integrated global organization makes it easier for our customers to do business with us by providing a cohesive, consistent, and effective sales-and-marketing approach in each local geography. By structuring our business around customers and the regions in which they reside, we are better able to serve the specific needs of our customers in their local markets and globally. A regional structure provides a solid foundation for profitable growth as it provides an efficient method of bringing new products and services to customers and supports growth in existing accounts and with new customers and markets.

Customers

Industries

We have a diverse customer base, ranging from large entities such as governments and multi-national companies to small companies and technical professionals. Our solutions are applicable in numerous end markets, though we have a particularly large presence in the oil and gas, aerospace, and defense markets. We define our customers by the industry in which they operate, leveraging commonly accepted industry nomenclature such as the North American Industry Classification System (NAICS) and the Global Industry Classification Standard (GICS). At the highest level, we focus on five customer industries: Energy, Capital Goods, Government, Transportation and Materials. Within these industries, we further define specific customer vertical markets; for example, oil and gas is a vertical market within the Energy industry. We are not dependent upon any single customer, the loss of which would have a material adverse effect on our business.

Functions within Customers

We deliver our expertise by focusing on how our customers use information in their daily workflows. We target specific functions within customer organizations in our target industries. We develop a deep understanding of these functions, including the roles of the various users and their workflows and specific information needs. By offering a compelling suite of information products targeted at these functions, we become an essential part of our customers’ workflows, which we expect will drive increasing revenues and margins.

Our target functions and sample roles are illustrated below.

Function	Example Roles

Strategy and Analysis	Strategic Planning, Corporate Development, M&A, Investment Analysis, Risk Assessment, Business Development, Trading
Energy Technical	Geo-science, Petroleum Engineering
Product Engineering	Engineering, Design, Research and Development
Supply Chain	Procurement, Logistics, Operations, Manufacturing
Environmental Health and Safety	Sustainability, Regulatory, Environment, Health and Safety

Other functions within customer organizations inevitably use our products, but they are not the core focus of our positioning and development efforts.

Sales and Marketing

Our sales and marketing teams are organized to support our three geographic segments. Thus, our customer-facing efforts are aligned with our customers and their local markets to best serve them. “Customers First,” our program to understand both current customer satisfaction levels and potential opportunities for improvement, provides additional direction to sales and marketing about key areas of focus.

Within each of our geographic segments, our sales force is organized based on the size of our customers, our expertise in key customer industries and our customers’ functions. Our global account management teams address the needs of our largest customers. Other customers’ sales and renewal efforts are served by our regional sales teams, e-commerce and our network of channel partners.

New customer acquisition is largely conducted by our dedicated new business team. This team identifies potential new customer opportunities and develops the sales approach for larger new business opportunities. Our inside sales team pursues smaller new customer opportunities. We supplement our sales efforts with e-commerce capabilities, which enable customers to purchase offerings online.

Representing less than three percent of our total revenue, we use a network of channel partners to reach customers in locations where it is not cost-effective to use our sales teams or maintain a sales office.

Our marketing teams are organized at the corporate, regional and product levels. Our corporate team provides marketing infrastructure and tools to support our increasing scale, drives alignment of our messaging strategy and value story across the business, and strategizes on new ways to reach customers through emerging social and online marketing vehicles. Corporate marketing works closely with our brand team in continuing to build the IHS brand and articulate our value story to raise the visibility of our products and services to new and continuing customers. Product marketers define the marketing strategy and plan, and our regional marketers execute marketing plans in support of our regional sales teams by driving brand awareness, demand generation, and retention at the local level. We tailor marketing programs by target audience and regionally leverage a marketing mix of events, e-marketing, social media, advertising, sales collateral, and public relations.

Our product management teams are primarily responsible for ensuring that our offerings meet customer needs and provide innovative solutions. These teams conduct market research to understand customer needs and how our solutions can help them advance critical decisions, avoid risk and improve business effectiveness. These teams bring deep vertical industry expertise to bear to understand the rapidly changing market environments and the current and future impacts on both business and governments. This work allows us to improve current products, introduce new offerings, and extend our content and software capabilities to new markets and customer groups.

What We Do: Transforming Data into Critical Information and Insight

Companies are flooded with data because of the countless sources available today: internal company, Internet, news media, government, external companies and so many more. More than ever before, decision-makers are required to make business decisions that will materially affect their company using this unrefined data.

One of our core competencies is sourcing data and transforming it into critical information and insight that businesses, governments, and others use every day to make high-impact decisions with confidence. We are dedicated to providing the information our customers need to make critical decisions that drive growth and value for their operations.

We create customer solutions by integrating our information with proprietary and widely used decision-support technology, thus producing critical information solutions designed to meet customer needs. Our product development teams have also created proprietary web services and application interfaces that enhance access to our information. These services allow our customers to integrate our information with other data, business processes, and applications (e.g., computer-aided design, enterprise resource planning, supply chain management, and product data/lifecycle management).

We convert raw data into information through a series of transformational steps that reduce the uncertainty that is inherent in unrefined data. At each step along the way, we ensure quality of the data transformation across four dimensions, which we call the “4 Cs”:

Correctness	Validate data accuracy through comparison to external reference points.

Currency	Deliver new and updated content in a timely manner.

Completeness	Provide the right data attributes and analysis to ensure customers have all of the necessary information to make critical decisions.

Consistency	Standardize identifiers and content across databases and products to be sure customers receive consistent information regardless of product platform.

We have standardized the data transformation process into seven steps. The order of the steps and the need to have quality checks throughout the process is important because the quality of each step is dependent on the quality of all of the preceding steps. The seven-step process we follow in transforming data into critical information and insight involves the following:

Sourcing	We locate hundreds of possible data sources and then evaluate them for correctness, currency, and completeness.

Capture	We collect documents and digital feeds, place phone calls, harvest content from publicly available sources, visit sites for updates, etc. Once the data is aggregated, we validate and normalize the data before loading it into our proprietary databases.

Matching	We link disparate instances of the same attribute. This knowledge-based activity ensures consistency over time and across sources, eliminating unlinked information about a single well, a single part, a single chemical, etc.

Identification	We attach an IHS identifier to matched information to ensure that the matched information stays linked. We also confirm that industry standard identifiers, which often vary over time, are accurate and appropriately matched to the IHS identifier.

Relationships	We identify logical relationships and associations between entities and link those relationships through identification numbers. Examples include corporate parent and subsidiary relationships, leases and associated wells, international standards, and national standards. This step supplies the context for analysis.

Analysis	We use our industry experts to review, analyze, and add context and editorial commentary to the data in order to transform it into critical information for our customers.

Modeling & Forecasting	We utilize our critical information to produce additional insight by providing unique and unbiased research and intelligence with proprietary models and forecasting tools. Our numerous Ph.D.s use their extensive experience to build models and forecasting tools that our customers use every day.

Using this proven seven-step process and the “4 Cs” of quality, we transform data into critical information and insight that is both useful to our customers and available where and when they need it.

Our Capabilities: Deploying our Information Domain Strategy

We have continued to build a sustainable advantage in target markets by employing a strategy that aligns our critical information into and at the intersections of the four domains where we can leverage our breadth of offerings to deliver high-value solutions to our customers: Energy, Product Lifecycle, Security and Environment, all supported by extensive expert analysis and Macroeconomic Forecasting.

Our domains represent our expertise and our capabilities. They address customer needs in virtually every industry and in all regions. We also focus on these domains because we believe it is where we have the best and most significant global market opportunities to be the Source for Critical Information and Insight for our customers.

These domains are often inter-related and inter-linked. The intersections between them represent areas of vital interest for our customers and further market opportunities where we can capitalize on the breadth and depth of our information capabilities and expertise.

Energy

We source, develop and deliver critical oil and gas industry information and analysis on exploration, development, production, transportation, industry trends, and financial information to national and international oil and gas companies, electric power companies, financial institutions, governments and technology providers. We also provide operational, research and strategic advisory services to these customers and to utilities, transportation, petrochemical, coal and power companies. We complement this information with analytical tools, expert and independent analysis, and strategic direction on economic, financial, political, mergers and acquisitions, and regulatory issues in the energy arena. Our products and solutions help companies make better decisions, reduce operating costs, increase efficiency and productivity, and effectively evaluate investment opportunities.

Our energy products and services encompass the entire energy supply chain, from exploration and development to distribution and consumption. Examples of our information and analysis include:

—	Production information on more than 90 percent of the world’s oil and gas production in more than 100 countries;

—	Comprehensive geological information on more than four million current and historic oil and gas wells around the world;

—	Comprehensive information about current and future seismic, drilling and development activities in more than 180 countries and 335 hydrocarbon-producing regions around the world;

—	Information and research on the development of unconventional hydrocarbon resources, including shale gas, coal bed methane, and heavy oil;

—	Strategic advisory services to assess energy markets, strategies, industry trends and companies;

—	Information and research summits such as CERAWeek and the IHS Herold Pacesetters Energy Conference, which offer high-level leaders and decision-makers the opportunity to interact with our experts; and

—	Information on other energy sources such as coal, nuclear power, and renewables.

Major Product Offerings

Energy Critical Information	Global surface and subsurface geologic, engineering, fiscal and political risk information. Key attributes include well, production volumes, basin, scouting, ownership, and logs that enable customers to profitably extract oil and gas from every energy province in the world.

Decision Support and Information Delivery Tools	Industry-leading analytical tools, such as PETRA, Power Tools, SubPUMP and QUE$TOR, that help customers find oil and gas, model the economic benefits and optimize well performance. Web-based delivery platforms, such as Enerdeq, AccuMap and Edin, provide a proprietary interface, easy-to-use map, or text-based access to critical energy information.

Editorial Products	Our suite of editorial products such as GEPS, PEPS, IOL, and WME supply our customers with current, historical and planned activity in the worldwide exploration and production (E&P) sector, as well as concise weekly overviews and analysis of E&P activity worldwide.

IHS CERA	Our IHS CERA-branded offerings provide critical knowledge and independent analysis on energy markets, geopolitics, industry trends and strategy that help decision makers anticipate the energy future and formulate timely, successful plans in the face of rapid changes and uncertainty.

IHS Herold	Our IHS Herold-branded offerings provide online access to databases and research reports, as well as analyst consultation and expert advisory services. Product and service retainers include proprietary research of companies’ transactions and trends in the global energy industry.

Product Lifecycle

Our Product Lifecycle solutions provide information that allows customers to manage a product through its life, from conception and design to production, maintenance and disposal. We also provide companies with single-source access to specifications and standards that allow them to optimize direct and indirect supply, achieve excellence in product design and development, and comply with regulations. Our teams work with customers to design workflows that enhance quality, reduce costs, and improve productivity. Our customers cover a broad spectrum of industries, including the aerospace, defense, electronics, telecommunications, construction, energy, and automotive industries. We also have a comprehensive proprietary collection of engineering processes, principles and related equations covering more than 250 specific structural and mechanical topics. Examples of our Product Lifecycle information and analysis include:

—	Industry specifications and standards that provide information for all phases of a product’s lifecycle;

—	Component part technical attributes and lifecycle information that customers use to make part selection decisions;

—	Price, cost, demand and technology forecasts for the electronics value chain;

—	Design methods to aid in complex and capital-intensive research and development;

—	Services supporting the management of parts information in factories and plants, which is critical for maintaining plant uptime and appropriately managing obsolescence; and

—	Government parts and regulatory information.

Major Product Offerings

IHS Standards Expert	A comprehensive standards management solution, providing desktop access to over 1.2 million standards from 370 Standards Development Organizations (SDOs), with tools to search, monitor, access, and manage standards by individuals or project teams worldwide.

IHS 4DOnline Suite	World-class component databases used to efficiently research and compare electronic components and fasteners from over 500 suppliers. Also includes tools and services to manage complex product configurations and ensure component availability, sustainability, and environmental compliance.

IHS iSuppli	Technology value chain research and advisory services, including electronic component research, device-specific application market forecasts, product teardown analysis, and consumer electronics market analysis.

IHS Intermat	Content, software and services that customers use to manage Maintenance, Repair and Operations (MRO) materials spend and inventory. Standardizes material descriptions, identifies duplicate and obsolete items, and helps customers optimize inventory order points/quantities and lead times.

IHS Haystack® Gold	Tools used to manage the complexities of parts procurement, logistics, inventory, and obsolescence planning. Includes information on more than 100 million items in the U.S. Federal Supply Catalog and more than 70 U.S. Army, Navy, Air Force and related databases.

Specify-it Construction Information Service	UK’s leading online service for construction professionals, delivering key technical information on all aspects of the building, engineering, design and construction processes, providing the framework for organizations to complete projects accurately and on time.

Security

Our Security solutions help customers address their defense and security risks, including threats to operations, people, facilities, resources, and supply chains. We provide comprehensive, current and accurate information and expertise to companies, governments and agencies around the world to assess and manage their security risks.

Through our IHS Jane’s and IHS Fairplay branded offerings, we provide information and analysis about security issues worldwide. Examples of our Security information and analysis include:

—	Comprehensive information on defense, aerospace and weapons systems worldwide;

—	National and international security analysis on terrorist and insurgency activities;

—	Commercial shipping information, including detailed ship specifications, tracking, port information and consultancy;

—	Risk management assessment on regions and supply chains; and

—	Transportation, law enforcement and public safety.

Major Product Offerings

Jane’s Defence Equipment and Technology Intelligence Centre	Comprehensive electronic resource that enables users (e.g., governments, armed forces and corporations) to identify and evaluate equipment for global defense technologies, including extensive detail on equipment specifications, platforms, versions, dimensions, performance, structure, sub-systems, and armaments.

Jane’s Defence Weekly	World-renowned publication (hardcopy and electronic) that holds an unequalled record for pinpointing geopolitical threats, revealing new weapon technology and analyzing military activity around the world. Jane’s Defence Weekly has a reputation for breaking world exclusive news and for expert, meaningful interpretation of what we see on the ground, at sea, and in the air, as well as in boardrooms and command centers throughout the world.

Jane’s Military and Security Assessments Centre	Electronic data, news and analysis on country risk, state and non-state threats and actors, alliances, foreign and security policy, and conflict.

Jane’s All The World’s Aircraft and Jane’s Fighting Ships	One-hundred-year-old publications (hardcopy and electronic) that provide technical and production details for all known aircraft and naval vessels that are either currently in production or anticipating commercial production throughout the world.

Jane’s Defence Industry and Markets Intelligence Centre	Provides breaking news on the defense industry, detailed executive summaries on global defense equipment, and market trending and analysis. This information enables our customers to obtain a thorough understanding of country capabilities, potential requirements, and expected actions.

Internet Ships Register	Online access to the latest information on commercial ships (over 299 gross tons) and their owners, operators, managers, and builders.

Fairplay	News, analysis, markets summary, topical features, and commentary on the shipping industry. Information is provided daily in electronic format and weekly in hardcopy format.

Environment

Our Environmental Health & Safety (EHS) and Sustainability solutions deliver software applications, content subscriptions and services that enable organizations to optimize their EHS and Sustainability programs.

Organizations around the globe are rapidly integrating sustainability information management into their business strategies in order to drive financial success, environmental excellence and social responsibility in partnership with their customers, shareholders, employees, suppliers and the communities in which they operate. Customers are building sustainability programs to manage compliance with local, regional, national, and global EHS standards in an efficient and effective manner.

Organizations with world-class EHS compliance and sustainability information management strategies look to us to provide them with the information and insight they need to grow rapidly while reducing operational risks and costs. We provide on-premise, on-demand, and hosted solutions in the following areas:

—

Environmental Compliance—solutions that protect the customer’s license to operate through compliance with local, regional, and national environmental regulations, management system standards, and industry best practices.

—

Greenhouse Gas and Energy—solutions that assist the customer in meeting greenhouse gas reporting requirements, addressing cap and trade programs, and supporting country and region-specific protocols and programs.

—

Hazardous Materials Management—solutions that manage chemical and hazardous material inventories, from pre-acquisition authorization and acquisition to waste shipment and regulatory reporting. These solutions help the customer manage the level of on-hand inventory, optimize their logistics efforts, properly manage compliance reporting, and increase their overall greening of purchases.

—	Health and Safety—risk management solutions that dramatically improve operational excellence by enabling the discovery and removal of risk exposures that could result in organizational losses.

—	Incident and Crisis Management—solutions that support four key phases of comprehensive emergency incident management: mitigation, preparedness, response and recovery.

—

Product Regulatory Compliance—product compliance solutions that enable faster time to market with best practices in Regulatory Document Authoring & Management, Managed Regulatory Content, Chemical Lifecycle Management and supply chain communication.

—

Sustainability & Corporate Responsibility—solutions that collect and manage information for planning sustainability investments and reporting improvement progress to stakeholders using standards like the Global Reporting Initiative (GRI).

Macroeconomic Forecasting and Competitive Advantage at the Intersection of the Domains

Underlying our domain strategy is an unparalleled foundation of macroeconomic forecasting. IHS Global Insight-branded offerings give us a platform to deliver unsurpassed market outlook and economic forecasting capabilities for our customers across and at the intersections of all domains, increasing our cross-selling opportunities. Specifically, our capabilities include:

—	Detailed forecasts and timely analysis of economic conditions within political, economic, legal, tax, operational and security environments around the world;

—	Detailed history and forecasts of global price, wage, and manufacturing costs, including commodity prices and labor costs;

—	Forecasting, market-sizing, and risk assessment in a multitude of industries across the world.

While each domain represents a significant market opportunity by itself, our point of differentiation is in how we take advantage of the market opportunity where the domains intersect. Increased globalization and a challenging world economy have heightened our customers’ need to integrate their decision-making across all business challenges. For example:

—

As security issues become a bigger part of production costs, we have the potential to use our capabilities in the Security and Product Lifecycle domains to help customers manage product cost with a better understanding of security-related issues that can impact the sourcing of materials and products.

—

At the intersection of the Security and Energy information domains, we have the opportunity to help customers understand and manage security issues as a significant driver of cost in exploring for, producing and delivering energy around the world.

—

At the intersection of the Energy and Environment domains, our customers can look to us for help with their growing need for information and insight as they manage the increasingly important issue of environmental impact from energy exploration, production, and delivery.

—

At the intersection of the Environment and Product Lifecycle domains, we have the opportunity to help a wide range of customers understand and manage regulatory compliance and the environmental impact of their manufacturing processes.

—

With the growing emphasis on climate change, we can use our Environment expertise to help a wide range of customers address the topic of “clean energy” with a suite of products and solutions that can help them understand and apply economic factors, regulation, energy sources, markets (including new markets such as carbon credits), and technology (including new and developing technologies, such as those employed in hybrid vehicles).

Acquisitions

Acquisitions play a key role in expanding our information market leadership and driving profitable growth. We have acquired and integrated over 30 businesses since our initial public offering in 2005. Our acquisition strategy is driven by a need to serve our customers’ most pressing business issues at both the strategic and operating level, as well as our goal to deepen our expertise in our core focus areas. Our disciplined approach to acquisitions helps us identify opportunities that:

—

Provide a strategic and synergistic fit by filling gaps within our targeted information domains, adding capabilities to our suite of technologies and online tools, and enhancing our portfolio of products and services;

—	Offer an opportunity to drive more customer value or product continuity with other offerings;

—	Add a differentiated value proposition that would be difficult for us to replicate organically;

—	Provide the opportunity to add to our human capital depth;

—	Share our core values and have a complementary corporate culture;

—	Are accretive over a reasonable period of time; and

—	Meet our financial criteria.

Competition

We believe the principal competitive factors in our business include the following:

—	depth, breadth, timeliness, and accuracy of information provided,

—	quality of decision-support tools and services,

—	quality and relevance of our analysis and insight,

—	ease of use,

—	customer support, and

—	value for the price.

We believe that we compete favorably on each of these factors. Although we do not believe that we have a direct competitor across all of our information domains, we do face competition in specific industries or with respect to specific offerings within those domains.

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

In the Product Lifecycle, Security and Environment domains, we compete against a fragmented set of companies. In the Product Lifecycle domain, we compete with SAI Global’s ILI, Thomson Reuters Corporation’s Techstreet, and some of the SDOs. Also within that domain, our parts offerings compete with products from PartMiner, Inc.; SAI Global’s ILI; and Total Parts Plus, Inc., among others. In the Security domain, we compete against small, specific products from publishers such as McGraw-Hill and Gannett as well as smaller niche players such as Armada International, Forecast International, and Control Risks, among others. The Environment information domain is highly fragmented. Primary competition in this marketplace comes from SAP and small niche players like Enablon. IHS Global Insight-branded offerings compete with a variety of niche players and the Economist Intelligence Unit.

Government Contracts

We sell our products to various government agencies and entities. No individual contract is significant to our business. Although some of our government contracts are subject to terms that would allow renegotiation of profits or termination at the election of the government, we believe that no renegotiation or termination of any given contract or subcontract at the election of the government would have a material adverse effect on our financial results.

Intellectual Property

We rely heavily on intellectual property, including the intellectual property we own and license. We regard our trademarks, copyrights, licenses and other intellectual property as valuable assets and use intellectual property laws, as well as license and confidentiality agreements with our employees, dealers, and others, to protect our rights. In addition, we exercise reasonable measures to protect our intellectual property rights and enforce these rights when we become aware of any potential or actual violation or misuse.

Intellectual property licensed from third parties, including SDOs, is a component of our offerings and, in many cases, cannot be independently replaced or recreated by us or others. We have longstanding relationships with most of the third parties, including SDOs, government agencies, and manufacturers, from whom we license information. Almost all of the licenses that we rely upon are nonexclusive and expire within one to two years unless renewed.

We maintain registered trademarks in jurisdictions around the world. In addition, we have applied for patents in the United States relating to digital rights management, remote access printing, and print on demand. For more information relating to our intellectual property rights, see “Risk Factors—We may not be able to protect intellectual property rights.”

Employees

As of November 30, 2010, we had approximately 4,400 employees located in more than 30 countries around the world. None of our employees are represented by a collective bargaining agreement and we consider our employee relations to be good.

Financial Information about Segments

See “Item 8—Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 19” of our Notes to Consolidated Financial Statements for information with respect to each segment’s revenues, profits or losses, and total assets.

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

In addition, the SEC maintains an Internet site that contains our public filings and other information regarding issuers that file electronically with the SEC at www.sec.gov. As an alternative, you may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. For more information on the operation of the Public Reference Room, call the SEC at 1-800-SEC-0330.

Item 1A. Risk Factors

In addition to the other information provided in this report, you should carefully consider the risks described in this section. The risks described below are not the only risks that could impact our business—other risks currently deemed minor or additional risks not currently known to us could also impact our business. These and other factors could materially and adversely impact the value of your investment in our shares, meaning that you could lose all or part of your investment.

Note that this section includes forward-looking statements and future expectations as of the date of this annual report. This discussion of Risk Factors should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes in Part II of this Form 10-K.

Our growth strategy may prove unsuccessful.

A significant part of our strategy involves enhancing our offerings to meet the needs of our customers through organic development, focused partnerships, and acquisitions. If we are unable to execute our growth strategy, or if we do so less capably than our competitors, our operating performance including our ability to generate additional revenues on a profitable basis may be adversely affected.

If we are unable to consistently renew subscriptions for our offerings, our results could weaken.

The majority of our revenue is based on subscriptions to our offerings. In 2010, we derived nearly 80% of our revenues from subscriptions, most of which were for a term of one year. Our operating results depend on our ability to achieve and sustain high annual renewal rates on existing subscriptions and to enter into new subscription arrangements on commercially acceptable terms. Our failure to achieve high annual renewal rates on commercially acceptable terms would have a material adverse effect on our business, financial condition, and operating results.

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

As we continue pursuing selective acquisitions to support our business and our growth strategy, there can be no assurance that we will be able to identify suitable candidates for successful acquisitions at acceptable prices. In addition, our ability to achieve the expected returns and synergies from our past and future acquisitions and alliances depends in part upon our ability to integrate the offerings, technology, administrative functions, and personnel of these businesses into our business in an efficient and effective manner. We cannot assure you that we will be successful in integrating acquired businesses or that our acquired businesses will perform at the levels we anticipate. In addition, our past and future acquisitions may subject us to unanticipated risks or liabilities or disrupt our operations.

Our strategic investments and cost reduction initiatives may not result in anticipated savings or more efficient operations.

Over the past several years, including in 2010, we implemented significant strategic initiatives to reduce our cost structure, standardize our operations, and improve our ability to grow. Certain of our most significant investments, including our business transformation initiative to consolidate and standardize our sales force automation, lead to cash, and all supporting systems (which we call “Vanguard”) and investments in infrastructure to support our growth strategy, are still in development and implementation phases. We must also continue to invest in enhancements to our existing products and development of new products to meet the needs of our customers and differentiate our offerings from those of our competitors. There is a risk that we may not realize the full potential benefit of these investments, that implementation of our strategic initiatives may be disruptive to our operations, and that cost overruns could have material adverse effects on our results of operations.

We could experience system failures or capacity constraints that could interrupt the delivery of our offerings to customers and ultimately cause us to lose customers.

Our ability to provide reliable service largely depends on the efficient and uninterrupted operation of complex systems, relying on people, process, and technology to function effectively. Some elements of these systems have been outsourced to third-party providers. Any significant interruption to, or failure of, these systems could severely harm our business and reputation. The impact could include a loss of customers and significant expenses, for instance to repair or replace equipment or facilities. The systems upon which we depend could be exposed to damage or interruption from a wide variety of threats, including power disruption, fire, flood, telecommunications failure, unauthorized entry, computer viruses, terrorism, unavailability of a facility, loss or incapacitation of staff, or other natural or man-made disasters. This includes the possibility of failures at third party data centers, disruptions to the Internet, and the loss or failure of other systems over which we have no control. While we have taken and are taking steps to prevent and mitigate the damage of such events, including information backup and disaster recovery processes, those steps may not be effective and there can be no assurance that any such steps can be effective against all possible risks. In addition, our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur.

We may not be able to protect intellectual property rights.

We rely on copyright laws and nondisclosure, license, and confidentiality arrangements to protect our proprietary rights as well as the intellectual property rights of third parties whose content we license. However, we cannot assure you that the steps we have taken to protect our intellectual property rights, and the rights of those from whom we license intellectual property, are adequate to prevent unauthorized use, misappropriation, or theft of our intellectual property. There is a risk that we may not be able to detect unauthorized uses or take timely and effective steps to remedy unauthorized conduct. In particular, a significant portion of our revenues are derived internationally, including jurisdictions where adequately protecting intellectual property rights may prove more challenging or impossible. To prevent or respond to unauthorized uses of our intellectual property, we might be required to engage in costly and time-consuming litigation and we may not ultimately prevail.

We depend on content obtained through agreements with third parties to support certain of our offerings and the failure to maintain these agreements on commercially reasonable terms could prove harmful to our business.

Certain of our offerings include content that is either purchased or licensed from third parties. In particular, our Specs and Standards offerings that support our Product Lifecycle domain strategy rely on information licensed from SDOs. Offerings that rely upon SDO information accounted for approximately 20% of our total revenue in 2010. We believe that the content licensed from many of these third parties, including the SDOs, cannot be obtained from alternate sources on favorable terms, if at all. Our license agreements with these third parties are generally nonexclusive and many are terminable on less than one year’s notice. In addition, many of these third parties, including the SDOs, compete with one another and us. As a result, we may not be able to maintain or renew these agreements at cost-effective prices, or these third parties might restrict or withdraw their content from us for competitive or other reasons, which could adversely affect the quality of our offerings and our business, operating results, and financial condition.

We may be exposed to litigation related to content we make available to customers and we may face legal liability or damage to our reputation if our customers are not satisfied with our offerings or if our offerings are misused.

Our business relies on licensing and delivering intellectual property to our customers and obtaining intellectual property from our suppliers. Accordingly, we may face potential liability for, among other things, breach of contract, negligence, and copyright and trademark infringement. Even litigation or infringement claims that lack merit may expose us to material expense or reputational damage. Damage to our reputation for any reason could materially adversely affect our ability to attract and retain customers, employees, and information suppliers. In addition, if the information in our offerings is incorrect for any reason, or if it is misused or used inappropriately, we could be subject to reputational damage or litigation that could exceed the value of any insurance or legal remedies and materially adversely affect our business.

We use a network of independent contractors and third parties whose actions could have an adverse effect on our business.

We obtain some of our critical information from independent contractors, particularly for offerings that support our Energy products and for certain offerings under the IHS Jane’s brand. In addition, we rely on a network of third party dealers to sell our offerings in locations where we do not maintain a sales office or sales teams. We are limited in our ability to monitor and direct the activities of these independent contractors and dealers, but if any actions or business practices of these individuals or entities violate our policies or procedures or are otherwise deemed inappropriate or illegal, we could be subject to litigation, regulatory sanctions, or reputational damage, any of which could have a materially adverse effect on our business.

As part of our strategic business model, we outsource certain operations and engage independent contractors to perform work in various locations around the world. For example, we outsourced certain of our data hosting and certain functions involving our data accumulation to business partners who we believe offer us deep expertise in these areas, as well as scalability and cost effective services. By entering into these independent contractor arrangements and relying on them for critical business functions, we face risks that one or more independent contractors may unexpectedly cease operations, that they may perform work that deviates from our standards, that events in a given region may disrupt the independent contractor’s operations, or that we may not be able to adequately protect our intellectual property. If these or other unforeseen risks were to occur, they could materially adversely affect our business.

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

The Internet, widespread availability of sophisticated search engines, and pervasive wireless data delivery have simplified the process of locating, gathering, and disseminating data, potentially diminishing the perceived value of our offerings. While we believe our offerings are distinguished by such factors as currency, accuracy and completeness and our analysis and other added value, if users choose to obtain the information they need from public or other sources, our business, financial condition, and results of operations could be adversely and materially affected.

Our brand and reputation are key assets and competitive advantages of our Company and our business may be affected by how we are perceived in the marketplace.

Our ability to attract and retain customers is highly dependent upon the external perceptions of our brand and reputation. Reputational damage from negative perceptions or publicity could damage our reputation with customers and the public, which could make it difficult for us to attract and maintain customers. Although we monitor developments for areas of potential risk to our reputation and brand, negative perceptions or publicity could have a material adverse effect on our business and financial results.

Our international operations are subject to exchange rate fluctuations and other risks relating to operations outside of the U.S.

We operate in over 100 countries around the world and a significant part of our revenue comes from international sales. In 2010, we generated approximately 47% of our revenues from sales outside the United States. We earn revenues, pay expenses, own assets, and incur liabilities in countries using currencies other than the U.S. dollar, including among others the British Pound, the Canadian Dollar, and the Swiss Franc. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income, expenses, and the value of assets and liabilities into U.S. dollars at exchange rates in effect during or at the end of each reporting period. We may use derivative financial instruments to reduce our net exposure to currency exchange rate fluctuations. Nevertheless, increases or decreases in the value of the U.S. dollar against other major currencies can materially affect our net operating revenues, operating income, and the value of balance sheet items denominated in foreign currencies.

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

Our business performance might not be sufficient for us to meet the full-year financial guidance that we provide publicly.

We provide full-year financial guidance to the public based upon our assumptions regarding our expected financial performance. For example, we provide assumptions regarding our ability to grow revenue and to achieve our profitability targets. While we believe that our annual financial guidance provides investors and analysts with insight to our view of the company’s future performance, such financial guidance is based on assumptions that may not always prove to be accurate and may vary from actual results. If we fail to meet the full-year financial guidance that we provide, or if we find it necessary to revise such guidance during the year, the market value of our common stock could be materially adversely affected.

The price of our common stock may be volatile and may be affected by market conditions beyond our control.

Our share price is likely to fluctuate in the future because of the volatility of the stock market in general and a variety of factors, many of which are beyond our control. For instance, if our investors sell substantial amounts of our common stock in the public market, or if there is a perception that such sales could occur, it could adversely affect the market price of our shares. Market fluctuations could result in volatility in the price of shares of our common stock, one possible outcome of which could be a decline in the value of your investment. In addition, if our operating results fail to meet the expectations of stock analysts or investors, or if we are perceived by the market to suffer material business or reputational damage, we may experience an immediate and significant decline in the trading price of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our Facilities

Our colleagues work in offices at 105 locations around the world. We own the buildings at three of our facilities, including our headquarters in Englewood, Colorado, and two other office locations. All of our other facilities are leased with terms ranging from month-to-month at one facility to an expiration date in 2024 for another facility. We believe that our properties, taken as a whole, are in good operating condition, are suitable and adequate for our current business operations, and that additional or alternative space will be available on commercially reasonable terms for future use and expansion. Locations by region are as follows:

Americas	50	APAC	20	EMEA	35

Brazil	1	Australia	1	Denmark	1
Rio de Janeiro	1	Bella Vista	1	Copenhagen	1
Canada	4	China	8	France	3
Alberta	2	Beijing	2	Paris	3
Ontario	1	Futian	1	Germany	3
Quebec	1	Shanghai	3	Frankfurt am Main	1
Mexico	1	Shenzhen	2	Munich	2
Mexico City	1	Hong Kong S. A. R.	2	India	2
United States	44	Kowloon	1	Bangalore	1
Arizona	2	Tsim Sha Tsui	1	Gurgaon	1
California	7	Japan	4	Italy	1
Colorado	2	Tokyo	4	Milan	1
Connecticut	1	Korea, Republic of	1	Netherlands	1
District of Columbia	3	Seoul	1	Nijmegen	1
Florida	1	Malaysia	1	Poland	1
Georgia	1	Selangor	1	Gdansk	1
Maryland	3	Singapore	1	Russian Federation	1
Michigan	3	Singapore	1	Moscow	1
Minnesota	1	Taiwan	1	South Africa	1
Missouri	1	Taiwan	1	Pretoria	1
New York	1	Thailand	1	Spain	1
Oklahoma	3	Bangkok	1	Barcelona	1
Oregon	1			Sweden	2
Pennsylvania	1			Gothenberg	1
Texas	11			Stockholm	1
Utah	1			Switzerland	4
Virginia	1			Geneva	3
				Zurich	1
				United Arab Emirates	2
				Dubai	2
				United Kingdom	12
				Hampshire	1
				Lincs	1
				London	4
				Surrey	2
				Berkshire	2
				Tetbury	1
				Hertfordshire	1

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

Item 3. Legal Proceedings

We are not party, and have not been a party in fiscal year 2010, to any material litigation and are not aware of any pending or threatened litigation that could have a material adverse effect upon our business, operating results, or financial condition.

Item 4. (Removed and Reserved)

Part II

Item 5. Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock is quoted on the New York Stock Exchange under the symbol “IHS”. The following table sets forth for the indicated periods the high and low sales prices per share for our Class A common stock on the New York Stock Exchange:

Fiscal Year 2010 Quarters Ended:	High	Low

February 28, 2010	$55.70	$49.46
May 31, 2010	56.73	48.22
August 31, 2010	64.67	50.81
November 30, 2010	75.74	62.29

Fiscal Year 2009 Quarters Ended:	High	Low

February 28, 2009	$48.99	$33.15
May 31, 2009	49.94	36.15
August 31, 2009	51.45	44.65
November 30, 2009	54.93	47.25

We have been advised by our transfer agent, American Stock Transfer, that we had 20 holders of record of our Class A Common Stock as of January 4, 2011. Based on reports of security position listings and the number of proxies requested by brokers in conjunction with the prior year’s annual meeting of shareholders, we believe we may have in excess of 6,000 beneficial holders of our Class A Common Stock.

Our authorized capital stock consisted of 160,000,000 shares of Class A common stock. The holders of our Class A common stock are entitled to one vote per share.

Dividend Policy

We currently anticipate that we will retain all available funds for use in the operation and expansion of our business, and we do not anticipate paying any dividends in the foreseeable future. We have not previously paid a dividend.

Issuer Purchases of Equity Securities

During fiscal year 2010, we withheld shares of our common stock from the vesting of employee equity awards to fund employee statutory withholding tax requirements. As shares vest and tax withholdings come due, IHS withholds enough shares in treasury to cover the tax liability and make a payment to the tax authority out of corporate cash. Full year 2010 funding was $26.4 million and 484,648 shares.

Period	Total Number of Shares Withheld(1)	Average Fair Market Value per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

December 1—December 31, 2009	23,730	$52.74	—	—
January 1—January 31, 2010	211,969	$54.79	—	—
February 1—February 28, 2010	101,687	$51.98	—	—
March 1—March 31, 2010	1,574	$53.07	—	—
April 1—April 30, 2010	3,411	$53.26	—	—
May 1—May 31, 2010	78,650	$51.48	—	—
June 1—June 30, 2010	6,486	$54.38	—	—
July 1—July 31, 2010	18,710	$59.94	—	—
August 1—August 31, 2010	24,615	$62.98	—	—
September 1—September 30, 2010	350	$64.27	—	—
October 1—October 31, 2010	10,958	$68.76	—	—
November 1—November 30, 2010	2,508	$72.20	—	—

Total	484,648	$54.57	—	—

(1)	Since we simply withhold shares, rather than buying them in the open market, we do not consider this a share buyback program. Nevertheless, we anticipate that this program will help reduce the dilutive impact of employee equity awards.

Performance Graph

The following graph compares our total cumulative shareholder return with the Standard & Poors Composite Stock Index (S&P 500) and a peer index representing the total price change of The Advisory Board Company; The Dun & Bradstreet Corporation; Equifax Inc.; The Corporate Executive Board Company; FactSet Research Systems Inc.; Fair Isaac Corporation; Gartner, Inc.; The McGraw-Hill Companies, Inc.; Moody’s Corporation; and Thomson Reuters Corporation.

The graph assumes a $100 cash investment on November 30, 2005 and the reinvestment of all dividends (which we did not pay). This graph is not indicative of future financial performance.

Comparison of Cumulative Total Return

Among IHS Inc., S&P 500 Index, and Peer Group

Value of $100.00 investment in stock or index:

	11/30/2005	11/30/2006	11/30/2007	11/30/2008	11/30/2009	11/30/2010

IHS	$100.00	$192.37	$364.17	$188.42	$261.06	$375.49
Peer Group	$100.00	$116.81	$105.93	$63.13	$76.25	$96.09
S&P 500	$100.00	$112.10	$118.54	$71.73	$87.69	$94.48

Item 6. Selected Financial Data

You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Form 10-K.

	Years Ended November 30,
	2010	2009	2008	2007	2006

	(In thousands, except per-share amounts)
Statement of Operations Data:
Revenue	$1,075,460	$967,300	$844,030	$688,392	$550,770

Income from continuing operations	141,369	137,245	98,574	83,216	57,861
Income (loss) from discontinued operations	(54)	(138)	432	623	(1,348)

Net income	141,315	137,107	99,006	83,839	56,513

Net income attributable to IHS Inc.	$141,315	$134,963	$98,993	$83,775	$56,345

Basic earnings per share:
Income from continuing operations attributable to IHS Inc.	$2.21	$2.14	$1.59	$1.40	$1.02
Income (loss) from discontinued operations, net	—	—	0.01	0.01	(0.02)

Net income attributable to IHS Inc.(1)	$2.21	$2.14	$1.60	$1.41	$1.00

Diluted earnings per share:
Income from continuing operations attributable to IHS Inc.	$2.18	$2.11	$1.57	$1.38	$1.02
Income (loss) from discontinued operations, net	—	—	0.01	0.01	(0.02)

Net income attributable to IHS Inc.(1)	$2.18	$2.11	$1.57	$1.39	$0.99

Balance Sheet Data (as of period end):
Cash and cash equivalents	$200,735	$124,201	$31,040	$148,484	$180,034
Total assets	2,155,702	1,675,588	1,436,180	1,323,807	944,301
Total long-term debt and capital leases	275,095	141	—	37	74
Total shareholders’ equity	1,176,081	1,013,678	801,055	840,908	565,191

(1)	Amounts may not sum due to rounding.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As described in the “Forward-Looking Statements” section at the start of this -Form 10-K, we make forward-looking statements throughout this report. These forward-looking statements generally are identified by the use of the words “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of these terms, and other similar expressions. Forward-looking statements are based on current expectations, assumptions, and projections that are subject to risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is outlined under the “Risk Factors” section below. We do not intend to update or publicly revise these forward-looking statements, whether as a result of new information, future events, or otherwise.

The following discussion of our financial condition and operating results should be read in conjunction with “Selected Financial Data,” our consolidated financial statements and accompanying notes included in this Form 10-K, and important information and disclosure that we routinely post to our website (www.ihs.com).

Business Overview

We are a leading source of information and insight in pivotal areas that shape today’s business landscape: energy, economics, geopolitical risk, sustainability and supply chain management. Businesses and governments around the globe rely on our comprehensive content, expert independent analysis and flexible delivery methods to make high-impact decisions and develop strategies. We have been in business since 1959 and became a publicly traded company on the New York Stock Exchange in 2005. Headquartered in Englewood, Colorado, USA, we employ more than 4,400 people in more than 30 countries around the world. We source raw data and transform it into information through a series of transformational steps that reduce the uncertainty that is inherent in unrefined data and enhances its usefulness.

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

Historically, our business has had seasonal aspects. Our second quarter of 2010 benefited from the inclusion of revenue from CERAWeek, an annual energy executive gathering. In prior years, this conference was held in the first quarter of the year. We intend to hold our CERAWeek conference in the second quarter for the foreseeable future. The third quarter of 2010 benefited from the inclusion of revenue generated by the triennial release of the Boiler Pressure Vessel Code (BPVC) engineering standard.

Global Operations

We serve some of the world’s largest corporations across multiple industries, as well as governments and other organizations, in more than 100 countries. Approximately 47% of our revenue is transacted outside of the United States; however, only about 30% of our revenue is transacted in currencies other than the U.S. dollar. As a result, a strengthening U.S. dollar relative to certain currencies has a negative impact on our revenue; conversely, a weakening U.S. dollar has a positive impact on our revenue. However, the impact on operating income is diminished due to certain operating expenses denominated in currencies other than the U.S. dollar. Our largest foreign currency exposures, in order of magnitude, are the British Pound, the Canadian Dollar and the Euro. Fluctuations in foreign currency rates increased (decreased) our revenues by $6.1 million, $(36.8) million and $(2.6) million for the years ended November 30, 2010, 2009 and 2008, respectively, and increased (decreased) our operating income by $1.1 million, $(5.1) million and $1.0 million for the same respective periods. See “Qualitative and Quantitative Disclosures About Market Risk—Foreign Currency Risk.”

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

Revenue growth. We review year-over-year revenue growth in our segments as a key measure of our success in addressing customer needs in each region of the world. We measure revenue growth in terms of organic, acquisitive, and foreign currency impacts. We define these components as follows:

—

Organic—We define organic revenue growth as total revenue growth due to all factors other than acquisitions and foreign currency. We drive this type of revenue growth through value realization (pricing), expanding wallet share of existing customers through up-selling and cross-selling efforts, securing new customer business, and through the sale of new offerings.

—

Acquisitive—We define acquisition-related revenue as the revenue generated from acquired products and services from the date of acquisition to the first anniversary date of that acquisition. This type of growth comes as a result of our strategy to purchase, integrate, and leverage the value of assets we acquire.

—

Foreign currency—We define the foreign currency impact on revenue as the difference between current revenue at current exchange rates and current revenue at prior period exchange rates. Because of the significance of revenue transacted in foreign currencies, we feel it is important to measure the impact of foreign currency movements on revenue.

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

Adjusted EBITDA. EBITDA and adjusted EBITDA are used by many of our investors, research analysts, investment bankers and lenders to assess our operating performance. For example, a measure similar to EBITDA is required by the lenders under our term loan and revolving credit agreement. We define EBITDA as net income plus or minus net interest, plus provision for income taxes, depreciation and amortization. Our definition of adjusted EBITDA also excludes non-cash items such as stock-based compensation expense and net periodic pension and post-retirement benefits expense, and gains and losses on sales of assets, restructuring charges, gains and losses from discontinued operations, and other items that management does not utilize in assessing our operating performance.

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

Business Combinations

Effective December 1, 2009, our accounting for business combinations follows the new accounting guidance for business combinations and noncontrolling interests. The adoption of this guidance did not have a significant impact on our financial position or results of operations. The following paragraphs summarize the acquisitions we completed in fiscal 2010.

On February 10, 2010, we acquired Emerging Energy Research, LLC (EER) for approximately $18 million, net of cash acquired. EER is a leading advisory firm whose mission is to help clients understand, leverage, and exploit the technological, regulatory and competitive trends in the global emerging energy sector. We recorded approximately $5 million of intangible assets and $14 million of goodwill as a result of the transaction.

On March 17, 2010, we acquired CSM Worldwide, Inc. for approximately $25 million, net of cash acquired. CSM Worldwide is a leading automotive market forecasting firm dedicated to providing automotive suppliers with market information and production, power train, and sales forecasting through trusted automotive market forecasting services, and strategic advisory solutions to the world’s top automotive manufacturers, suppliers, and financial organizations. We recorded approximately $8 million of intangible assets and $25 million of goodwill as a result of the transaction.

On May 5, 2010, we acquired Quantitative Micro Software, LLC (QMS) for approximately $40 million, net of cash acquired. QMS is a worldwide leader in Windows-based econometric and forecasting software applications. We recorded approximately $13 million of intangible assets and $29 million of goodwill as a result of the transaction.

On September 7, 2010, we acquired certain chemical and energy portfolio business assets of Access Intelligence for approximately $79 million, net of cash acquired. We purchased these businesses in order to extend the breadth of information available for current IHS energy customers and support the development of additional products and services for a broad range of industries along the supply chain. We recorded approximately $31 million of intangible assets and $58 million of goodwill as a result of the transaction.

On September 22, 2010, we acquired Atrion International Inc. for approximately $56 million, net of cash acquired. Atrion is a company that combines regulatory expertise and industry-leading technology to streamline the generation, management, and distribution of hazardous materials communication documents and reports. We recorded approximately $26 million of intangible assets and $40 million of goodwill as a result of the transaction.

On September 22, 2010, we also acquired Syntex Management Systems, Inc. for approximately $23 million, net of cash acquired. Syntex is a leading provider of operational risk management software and services that help companies ensure the health and safety of their workers while protecting the environment and managing costs. We recorded approximately $11 million of intangible assets and $20 million of goodwill as a result of the transaction.

On November 19, 2010, we acquired iSuppli, Inc. for approximately $94 million, net of cash acquired. iSuppli is a global leader in technology value chain research and advisory services. The transaction also included Screen Digest Limited, a leading digital media and technology research company, which had been recently acquired by iSuppli. We preliminarily recorded approximately $28 million of intangible assets and $70 million of goodwill as a result of the transaction.

Our consolidated financial statements include the results of operations and cash flows for these business combinations beginning on their respective dates of acquisition.

Pricing information

We customize many of our sales offerings to meet individual customer needs and base our pricing on a number of factors, including the number of customer locations, the number of simultaneous users, and the breadth of the content to be included in the offering. Because of the level of offering customization we employ, it is difficult for us to evaluate pricing impacts on a period-to-period basis. This analysis is further complicated by the fact that the offering sets purchased by customers are often not constant between periods. As a result, we are not able to precisely differentiate between pricing and volume impacts on changes in revenue.

Restructuring Charges

2010. During the third quarter of 2010, we announced various plans to streamline operations and merge functions. As a result, we reduced our aggregate workforce by approximately 3% and consolidated several locations. The changes primarily affected the Americas and EMEA segments.

The restructuring charge that we recorded in 2010 consisted of direct and incremental costs associated with restructuring and related activities, including severance, outplacement and other employee related benefits; facility closures and relocations; and legal expenses associated with employee terminations incurred during the quarter. The entire $9.1 million restructuring charge was recorded during the third quarter of 2010. Approximately $7.7 million of the charge related to our Americas segment and $1.3 million pertained to our EMEA segment, with the remainder in APAC. We recorded a $0.1 million restructuring credit in the second quarter of 2010.

2008. During the third quarter of 2008, we executed a restructuring initiative that primarily affected the Americas and EMEA segments. Restructuring and related expenses consisted of direct and incremental costs associated with restructuring and related activities, including severance, outplacement, and other employee related benefits; facility closures, including non-cash expenses related to fixed asset and leasehold improvement write-offs; and legal expenses associated with employee terminations that were incurred during the quarter.

This initiative was undertaken to further the realignment of our resources around our regional organizational structure and to further transform our knowledge-based data accumulation operations to ensure continuous improvement in the quality of the products and services we deliver to our customers. During the course of the restructuring, we reduced our aggregate workforce by approximately 7%, we eliminated certain contractor positions, and we closed certain offices.

The restructuring charge was incurred in its entirety during the third quarter of 2008. Approximately $5.8 million of the charge related to our Americas segment, $5.9 million pertained to our EMEA segment and $0.4 million related to shared services. The majority of the liability was paid during 2008 and the remaining liability at November 30, 2008 was $1.0 million. An over-accrual of $0.7 million was reversed during 2009. The remaining balance was substantially paid as of November 30, 2009.

Other Items

Cost of operating our business. We incur our cost of revenue primarily to acquire, manage, and deliver our offerings. These costs include personnel, information technology, and occupancy costs, as well as royalty payments to third-party information providers. Royalty payments are based on the level of subscription sales from certain product offerings. Our selling, general, and administrative expenses include wages and other personnel costs, commissions, corporate occupancy costs, and marketing costs.

A large portion of our operating expenses are not directly variable with volume sold, particularly in our subscription-based business. Some of our revenue is driven from the sale of specifications and standards; a portion of this content is obtained from standards development organizations.

Stock-based compensation expense. We have issued stock-based compensation awards, almost exclusively restricted stock units, for which we record cost over the respective vesting periods. The typical vesting period is three years, and none of the grants exceed eight years. As of November 30, 2010, we had approximately 2.9 million stock-based awards outstanding, of which approximately 1.0 million were performance-based awards, assuming target payout of the performance awards in 2012 and beyond. The majority of the annual grants for our highest-ranking employees are performance-based awards. The vesting of the performance shares granted to date is principally based on achieving certain financial performance levels during fiscal years 2011 and 2012.

As of November 30, 2010, we have estimated that the target number of shares issuable for the 2011 and 2012 fiscal years will vest. Using these estimates in addition to estimated 2011 grants, projected share-based compensation expense for 2011 is expected to be around $80 million. Grant date fair values that differ from our projections or a change in the actual performance levels that we achieve could result in a change in the actual amount of stock based compensation that we recognize. For example, in the event we do not achieve the projected performance metrics for 2011 or 2012, our stock-based compensation expense could decrease. Conversely, if we exceed the projected performance metrics, our stock-based compensation could increase.

Pension and post-retirement benefits. We provide the following pension and post-retirement plans:

—	U.S. RIP—this defined-benefit plan covers the majority of our employees in the United States.

—	U.K. RIP—this defined-benefit plan covers a limited number of our employees in the United Kingdom.

—	post-retirement medical plan—this plan is a contributory plan that provides access to group rates for U.S. employees who meet specified conditions.

—	Supplemental Income Plan (SIP)—this plan is a non-qualified pension plan for certain company personnel.

During 2010, we approved a plan design change to the U.S. RIP that will be effective March 1, 2011, which resulted in a $5.3 million reduction in liability that will be amortized over the remaining average future working lifetime of the employee group, which is approximately six years.

In 2010, we also made the decision to discontinue future benefit accruals under the U.K. RIP, which resulted in a $0.8 million reduction in liability because of the curtailment.

Both the U.S. RIP and U.K. RIP were underfunded as of November 30, 2010. The post-retirement medical plan and the SIP are unfunded. Net periodic pension and post-retirement benefits income (expense) were comprised of the following:

	Years Ending November 30,
	2010	2009	2008

	(In thousands)
Net pension expense (income)	$6,723	$(450)	$(1,681)
Post-retirement benefit income	(1,939)	(2,234)	(2,023)

Net periodic pension and post-retirement expense (income)	$4,784	$(2,684)	$(3,704)

We expect net pension expense to be approximately $11 million in fiscal year 2011.

Provision for income taxes. Our effective tax rate was 23.7%, 23.2%, and 28.1% in the years ended November 30, 2010, 2009, and 2008, respectively. We expect our fiscal year 2011 effective tax rate to be slightly lower than the fiscal year 2010 rate. See our consolidated financial statements included in this Form 10-K for additional disclosure about our income taxes.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP. In applying U.S. GAAP, we make significant estimates and judgments that affect our reported amounts of assets, liabilities, revenues, and expenses, as well as disclosure of contingent assets and liabilities. In many instances, we reasonably could have used different accounting estimates. In addition, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on historical experience and other assumptions that we believe are reasonable, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which are discussed further below.

Revenue Recognition

The majority of our offerings are provided under agreements containing standard terms and conditions. Approximately 78% of our revenue is derived from the sale of subscriptions, which is initially deferred and then recognized ratably as delivered over the subscription period (generally 12 months). These standard agreements typically do not require any significant judgments about when revenue should be recognized. For non-standard agreements, we generally make judgments about revenue recognition matters such as:

—	whether sufficient legally binding terms and conditions exist;

—	whether customer acceptance has been achieved; and

—	progress on certain consulting projects where revenue is recognized on a proportional performance basis.

We review customer agreements and utilize advice from legal counsel, as appropriate, in evaluating the binding nature of contract terms and conditions, as well as whether customer acceptance has been achieved. We estimate progress on consulting project deliverables based on our knowledge and judgment about the current status of individual consulting engagements.

Historically, our judgments and estimates have been reasonably accurate, as we have not experienced significant disputes with our customers regarding the timing and acceptance of delivered products and services. However, our actual experience in future periods with respect to binding terms and conditions and customer acceptance may differ from our historical experience.

Business Combinations

We allocate the total cost of an acquisition to the underlying net assets based on their respective estimated fair values. As part of this allocation process, we identify and attribute values and estimated lives to the intangible assets acquired. These determinations involve significant estimates and assumptions about several highly subjective variables, including future cash flows, discount rates, and asset lives. There are also different valuation models for each component, the selection of which requires considerable judgment. Our estimates and assumptions may be based, in part, on the availability of listed market prices or other transparent market data. These determinations will affect the amount of amortization expense recognized in future periods. We base our fair value estimates on assumptions we believe are reasonable, but recognize that the assumptions are inherently uncertain. Depending on the size of the purchase price of a particular acquisition and the mix of intangible assets acquired, the purchase price allocation could be materially impacted by applying a different set of assumptions and estimates.

Goodwill and Other Intangible Assets

We make various assumptions about our goodwill and other intangible assets, including their estimated useful lives and whether any potential impairment events have occurred. We perform an impairment analysis on the carrying values of goodwill and indefinite-lived intangible assets at least annually. Additionally, we review the carrying value of goodwill and other intangible assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Examples of such events or changes in circumstances, many of which are subjective in nature, include the following:

—	significant negative industry or economic trends,

—	a significant change in the manner of our use of the acquired assets or our strategy,

—	a significant decrease in the market value of the asset, and

—	a significant change in legal factors or in the business climate that could affect the value of the asset.

If an impairment indicator is present, we perform an analysis to confirm whether an impairment has actually occurred and if so, the amount of the required charge. We begin the analysis by determining the fair value of the asset, which we calculate based on projected future cash flows. The determination of fair value requires a number of significant assumptions and judgments, including assumptions about future economic conditions, revenue growth, operating margins, and discount rates.

For finite-lived intangible assets, we review the carrying amount at least annually to determine whether current events or circumstances require an adjustment to the carrying amount. A finite-lived intangible asset is considered to be impaired if its carrying value exceeds the estimated future undiscounted cash flows to be derived from it. Any impairment is measured by the amount that the carrying value of such assets exceeds their fair value.

For indefinite-lived intangible assets other than goodwill, we evaluate for impairment by comparing the amount that the carrying value of such assets exceeds their fair value, primarily based on estimated discounted cash flows. We exercise judgment in selecting the assumptions used in the estimated discounted cash flows analysis.

For goodwill, we determine the fair value of each reporting unit, then compare the fair value of each reporting unit to its carrying value. If carrying value exceeds fair value for any reporting unit, then we calculate and compare the implied fair value of goodwill to the carrying amount of goodwill and record an impairment charge for any excess of carrying value over implied fair value.

The use of different estimates or assumptions within our projected future cash flows model, or the use of a methodology other than a projected future cash flow model, could result in significantly different fair values for our goodwill and other intangible assets.

Income Taxes

We exercise significant judgment in determining our provision for income taxes, current tax assets and liabilities, deferred tax assets and liabilities, our future taxable income (for purposes of assessing our ability to realize future benefit from our deferred tax assets), and recorded reserves related to uncertain tax positions. A valuation allowance is established to reduce our deferred tax assets to the amount that is considered more likely than not to be realized through the generation of future taxable income and other tax planning opportunities. To the extent that a determination is made to establish or adjust a valuation allowance, the expense or benefit is recorded in the period in which the determination is made.

If actual results differ from estimates we have used, or if we adjust these estimates in future periods, our operating results and financial position could be materially affected.

Pension and Post-retirement Benefits

We have defined benefit plans that cover the majority of our employees in the U.S. and a limited number of employees in the U.K. We also have post-retirement plans in the U.S. that provide medical benefits for certain retirees and their eligible dependents.

We make a number of key assumptions in measuring our plan obligations, many of which are highly susceptible to change from period to period. These assumptions include the discount rate, the long-term expected return on plan assets, the rate of future salary increases, and various demographic assumptions, as follows:

—

Discount rate—we utilized a bond matching model that averages a bond universe of about 500 AA-graded non-callable bonds between the 10th and 90th percentiles for each maturity group as a proxy for setting the discount rate at year-end.

—	Asset returns are based upon the anticipated average rate of earnings expected on invested funds of the plan over the long-term.

—	Salary increase assumptions are based upon historical experience and anticipated future management actions.

—

Demographic assumptions, such as turnover, retirement and disability, are based upon historical experience and are monitored on a continuing basis to determine if adjustments to these assumptions are warranted in order to better reflect anticipated future experience.

Depending on the assumptions and estimates used, our net periodic pension and post-retirement benefit expense could vary significantly within a range of possible outcomes and could have a material impact on our financial results.

Discount rates and expected rates of return on plan assets are selected at the end of a given fiscal year and will impact expense in the subsequent year. A fifty-basis-point decrease in certain assumptions made at the beginning of 2010 would have resulted in the following effects on 2010 pension expense and the projected benefit obligation (PBO) as of November 30, 2010:

	Impact to Pension Results—U.S. Plan
Change in Assumption	Increase/ (Decrease) on 2010 Pre-Tax Expense	Increase/ (Decrease) on November 30, 2010 PBO

	(In thousands)
50-basis-point decrease in discount rate	$1,302	$10,437
50-basis-point increase in discount rate	$(1,206)	$(9,569)
50-basis-point decrease in expected return on assets	$(1,222)	$—
50-basis-point increase in expected return on assets	$1,222	$—

	Impact to Pension Results—U.K. Plan
Change in Assumption	Increase/ (Decrease) on 2010 Pre-Tax Expense	Increase/ (Decrease) on November 30, 2010 PBO

	(In thousands)
50-basis-point decrease in discount rate	£97	£2,890
50-basis-point increase in discount rate	£(95)	£(2,530)
50-basis-point decrease in expected return on assets	£(100)	£—
50-basis-point increase in expected return on assets	£100	£—

Stock-Based Compensation

Our stock plans provide for the grant of various equity awards, including performance-based awards. As of November 30, 2010, we had outstanding stock-based awards for 2.9 million shares of our stock, of which approximately 1.0 million shares were subject to performance-based awards, assuming target payout of the performance awards in 2012 and beyond.

For time-based grants, we calculate stock-based compensation cost by multiplying the grant date fair market value by the number of shares granted, reduced for estimated forfeitures. The estimated forfeiture rate is based on historical experience, and we update our calculations quarterly based on actual experience.

For performance-based grants, we calculate stock-based compensation cost by multiplying the grant date fair market value by the number of shares granted, reduced for estimated forfeitures. We assume that shares will vest at target, and we evaluate that assumption each quarter and adjust as appropriate when it appears probable that the shares will vest at a level other than target. For example, in the event we do not achieve the projected performance metrics for 2011, 2012, or 2013, our stock based compensation expense would decrease. Conversely, if we exceed the projected performance metrics, our stock-based compensation would increase.

Since we only had outstanding options exercisable for 0.2 million shares of common stock as of November 30, 2010, changes in valuation assumptions for stock options will not materially affect our financial results. However, if the number of options granted materially increases in the future, the likelihood that changes in our valuation assumptions could materially impact our financial results also increases.

Results of Operations

Total Revenue

Total revenue for 2010 increased 11% compared to 2009. Total revenue for 2009 increased 15% compared to 2008. The table below displays the percentage point change in revenue due to organic, acquisitive, and foreign currency factors when comparing 2010 to 2009 and 2009 to 2008.

	Increase (Decrease) in Total Revenue
(All amounts represent percentage points)	Organic	Acquisitive	Foreign Currency

2010 vs. 2009	5%	5%	1%
2009 vs. 2008	3%	16%	(4)%

2010 vs. 2009. The 5% organic revenue growth for 2010 was driven primarily by a 6% increase in our subscription-based business. Subscriptions make up approximately 78% of our overall business; therefore, changes in subscription sales patterns have a proportionately larger impact on the direction of our total revenues. We also benefited from growth within the non-subscription parts of the business, including revenue from the triennial release of the Boiler Pressure Vessel Code (BPVC) engineering standard.

The acquisition-related revenue growth for 2010 was due to acquisitions we made this year, as well as the run-out of acquisitions made in 2009. Acquisitions made during 2010 include the following:

—	Emerging Energy Research (EER) in the first quarter of 2010,

—	CSM Worldwide (CSM) and Quantitative Micro Software (QMS) in the second quarter of 2010, and

—	Access Intelligence, Atrion, Syntex, and iSuppli/Screen Digest in the fourth quarter of 2010.

2009 vs. 2008. The 3% organic revenue growth for 2009 was driven primarily by a 9% increase in our subscription-based business, due in part to higher sales of Energy and Product Lifecycle information. This increase was partially offset by significant organic decreases in our non-subscription businesses, most notably consulting and transaction revenue, which both suffered from softness in business due to the difficult economy.

The acquisition-related revenue growth for 2009 was partially due to acquisitions made during 2009, but was primarily due to the fourth quarter 2008 acquisition of Global Insight. Acquisitions made during 2009 include the following:

—	The remaining 49.9% interest in Fairplay (giving us 100% ownership of Fairplay) in the third quarter of 2009, and

—	LogTech Canada Ltd. (LogTech) and Environmental Support Solutions, Inc. (ESS) in the fourth quarter of 2009.

We evaluate revenue by segment in order to better understand our customers’ needs in the geographies where they reside. We also supplementally review revenue by transaction type and information domain. Understanding revenue by transaction type helps us identify changes related to recurring revenue and product margin, while revenue by information domain helps us understand performance based on our capabilities as we define them.

Revenue by Segment (geography)

(In thousands, except percentages)	2010	% Change 2010 vs. 2009	2009	% Change 2009 vs. 2008	2008

Americas revenue	$670,811	11%	$602,641	16%	$520,925
As a percent of total revenue	62%		62%		62%
EMEA revenue	311,916	8%	287,855	9%	263,457
As a percent of total revenue	29%		30%		31%
APAC revenue	92,733	21%	76,804	29%	59,648
As a percent of total revenue	9%		8%		7%

Total revenue	$1,075,460	11%	$967,300	15%	$844,030

The percentage change in each geography segment is due to the factors described in the following table.

	2010 vs. 2009			2009 vs. 2008
	Organic	Acquisitive	Foreign Currency	Organic	Acquisitive	Foreign Currency

Americas revenue	4%	6%	1%	3%	14%	(2)%
EMEA revenue	6%	3%	0%	1%	18%	(10)%
APAC revenue	8%	11%	1%	13%	20%	(4)%

2010 vs. 2009. We began to see a turn in our organic revenue growth numbers in the second quarter of 2010. Our growth rate, while still positive, had been decelerating, which we attributed to the general difficult worldwide economic conditions. We are now experiencing a period of modestly accelerating organic growth, led by continuing increases in the subscription business in all three regions. We also had the benefit of the BPVC sales in our 2010 numbers, which aided in the overall growth of the non-subscription portion of the business. APAC is continuing to grow in all areas of the business, and we expect to continue expanding our sales efforts in that region.

2009 vs. 2008. The worldwide economic conditions in 2009 had a negative impact on the Americas and EMEA regions growth. While we still saw positive organic revenue growth in each region, our growth rates were down from recent historical results. Our subscription-based organic revenue growth was positive in each region, but was largely offset by organic decreases in consulting and transaction revenue. The APAC region expanded in all areas of the business as we began concentrating more of our efforts to address the emerging markets in that region.

Revenue by Transaction Type

(In thousands, except percentages)	2010	% Change 2010 vs. 2009	2009	% Change 2009 vs. 2008	2008

Subscription revenue	$836,039	12%	$749,123	19%	$627,164
As a percent of total revenue	78%		77%		74%
Consulting revenue	62,331	3%	60,496	8%	56,197
As a percent of total revenue	6%		6%		7%
Transaction revenue	64,162	9%	58,980	(15)%	69,614
As a percent of total revenue	6%		6%		8%
Other revenue	112,928	14%	98,701	8%	91,055
As a percent of total revenue	11%		10%		11%

Total revenue	$1,075,460	11%	$967,300	15%	$844,030

2010 vs. 2009. Subscription-based revenue is at the core of our business model, and we continue to maintain a high percentage of our revenue in subscriptions. In 2010, approximately half of the subscription-based revenue increase was due to organic growth and the other half was due to acquisition-related growth. Growth in 2010 consulting revenue was due to acquisition activity, offset by 9% organic revenue declines. We experienced 16% Transaction organic revenue growth in 2010, in large part due to the sales of BPVC in the third quarter of 2010. Other revenue growth was primarily due to acquisition activity in 2010.

2009 vs. 2008. Subscription-based revenue grew 9% organically in 2009 due in part to higher sales of Energy and Product Lifecycle Information, among other things. Consulting revenue decreased 25% organically due to softness in demand for our consulting services, primarily in our Energy domain. Transaction revenue was down 18% organically due to slowing in the Product Lifecycle and Energy single document businesses. The organic decreases in consulting and transaction revenues were more pronounced because they were more adversely affected by the economic environment than was our subscription business. Other revenue was flat organically as higher sales of Product Lifecycle parts products were offset by lower Energy software sales.

Revenue by Information Domain

(In thousands, except percentages)	2010	% Change 2010 vs. 2009	2009	% Change 2009 vs. 2008	2008

Energy revenue	$472,240	5%	$448,798	1%	$442,919
As a percent of total revenue	44%		46%		52%
Product Lifecycle revenue	344,935	15%	298,968	3%	290,637
As a percent of total revenue	32%		31%		34%
Security revenue	112,061	6%	105,566	40%	75,192
As a percent of total revenue	10%		11%		9%
Environment revenue	61,015	84%	33,195	48%	22,456
As a percent of total revenue	6%		3%		3%
Macroeconomic Forecasting and Intersection revenue	85,209	5%	80,773	530%	12,826
As a percent of total revenue	8%		8%		2%

Total revenue	$1,075,460	11%	$967,300	15%	$844,030

2010 vs. 2009. Our Energy domain revenue continues to be our most significant source of revenue, and grew during 2010 as we continued to see improving trends in our core Energy subscription offerings. Product Lifecycle revenue increases were driven by inclusion of the BPVC sales, as well as continuing solid organic growth and the inclusion of the CSM Worldwide acquisition. We continue to see good organic growth in Security revenue, in large part due to sales of our maritime offerings. Environment’s significant revenue increases were primarily due to recent acquisitions, helped by positive organic growth. The Macroeconomic Forecasting and Intersection revenue supports all of the other domains, and increased proportionally with the increases we saw in the other domains. All of our domains had positive organic growth in 2010.

2009 vs. 2008. Revenue growth for the Energy domain was primarily due to an increase in the subscription-based business, which was largely offset by the impact of unfavorable foreign currency rates and a decrease in consulting revenue. Product Lifecycle domain growth was primarily due to an increase in the subscription-based business as well as acquisitions, partially offset by the impact of unfavorable foreign currency rates. Revenue growth for the Security domain was primarily the result of consolidating Fairplay as of December 1, 2008, although higher subscription-based revenue also contributed to the increase. Environment domain revenue growth was primarily the result of acquisitions. Macroeconomic Forecasting and Intersection revenue growth was primarily attributable to the Global Insight acquisition in October 2008. Each of our domains experienced positive organic growth in 2009.

Operating Expenses

We continuously evaluate our operating expenses and look for opportunities to improve margins and manage expenses. In 2010, we eliminated approximately three percent of our worldwide workforce. We also continued to make progress on our Vanguard initiative, which is our plan for consolidating and standardizing billing systems, general ledgers, sales-force automation capabilities and all supporting business processes. We are taking a phased implementation approach to Vanguard in order to ensure no disruption to our business or our customers.

The following table shows our operating expenses and the associated percentages of revenue.

(In thousands, except percentages)	2010	% Change 2010 vs. 2009	2009	% Change 2009 vs. 2008	2008

Operating expenses:
Cost of revenue	$457,878	12%	$409,946	10%	$373,231
As a percent of total revenue	43%		42%		44%
SG&A expense	358,012	8%	332,518	13%	295,523
As a percent of total revenue	33%		34%		35%
Depreciation and amortization expense	59,474	21%	49,146	25%	39,410
As a percent of total revenue	6%		5%		5%

Supplemental information:
SG&A expense excluding stock-based compensation	295,171	6%	277,970	8%	256,912
As a percent of total revenue	27%		29%		30%

Cost of Revenue and Sales Margins

In 2010, 2009, and 2008, cost of revenue increased in line with the increase in revenue. Sales margins, which we define as revenue less cost of sales, divided by total sales, were also largely unchanged in total for the three years. The following table shows the sales margin percentages and percentage point change by operating segment.

(Percentages)	2010	% Change 2010 vs. 2009	2009	% Change 2009 vs. 2008	2008

Americas sales margin	59%	0%	59%	1%	58%
EMEA sales margin	55%	0%	55%	3%	52%
APAC sales margin	61%	(2)%	63%	4%	59%
Total sales margin	57%	(1)%	58%	2%	56%

As we have discussed in recent periods, the rate of sales margin expansion has been slowing due to product mix changes, and the acquisition of businesses with lower margins than ours has also moderated sales margin expansion, although, as is the case with many of our acquisitions, we expect to bring the margin profile up throughout the first year of ownership. We anticipate that sales margin expansion will be flat to slightly up for the near term.

The 2009 improvement in our sales margins for each of the three regions and for the company overall was driven primarily by sales mix, as we experienced higher growth rates in our subscription products, and to cost reductions resulting from the third quarter 2008 restructuring. In general, our subscription-based revenue generates higher contribution margins as it has a relatively fixed cost structure whereas consulting and transaction revenue have comparatively lower contribution margins due to the variable nature of the costs associated with those revenue streams.

Selling, General and Administrative (SG&A) Expense

We typically evaluate our SG&A expense excluding stock-based compensation expense. The 2010 total dollar increase in this line item was primarily due to acquisition-related activity, but the percentage improvements in this category reflect a continued focus on the cost structure of our business.

The 2009 total dollar increase in SG&A expense was also driven primarily by acquisition-related activity, partially offset by foreign currency movements.

Depreciation and Amortization Expense

For 2010, compared to 2009, our depreciation and amortization expense increased primarily due to the increase in depreciable and amortizable assets from acquisitions, as well as an increase of approximately $4 million in capital expenditures. For 2009, compared to 2008, the increase was primarily due to the addition of depreciable and amortizable assets from acquisitions made in 2009, as well as an increase in capital expenditures of $14 million over 2008.

Restructuring

We restructured in 2008 and again in 2010, as more fully explained in Note 4 to the Consolidated Financial Statements in this Form 10-K. As a result of our most recent restructuring in the third quarter of 2010, we expect to realize an $8-10 million improvement annually to pre-tax income and adjusted EBITDA as a result of our actions.

Operating Income by Segment (geography)

(In thousands, except percentages)	2010	% Change 2010 vs. 2009	2009	% Change 2009 vs. 2008	2008

Americas operating income	$203,451	6%	$191,754	19%	$160,757
As a percent of segment revenue	30%		32%		31%
EMEA operating income	69,689	15%	60,576	38%	43,758
As a percent of segment revenue	22%		21%		17%
APAC operating income	29,574	20%	24,650	36%	18,098
As a percent of segment revenue	32%		32%		30%
Shared services operating loss	(115,971)		(97,094)		(89,602)

Total operating income	$186,743	4%	$179,886	35%	$133,011

As a percent of total revenue	17%		19%		16%

2010 vs. 2009. Fiscal 2010 was impacted by the recording of a net $9.0 million restructuring charge. Without this charge, operating income as a percentage of revenue for 2010 would have been 18.2%.

The increase in Americas operating income was primarily due to increasing strength in our subscription revenue growth, partially offset by the third quarter 2010 restructuring charge of $7.7 million related to the Americas segment. We also saw positive benefit from the addition of acquisition activity during the year.

The increase in operating income for the EMEA segment during 2010 was primarily due to the high organic growth rate within revenue, the leveraging of the EMEA cost structure, and the positive benefit of recent acquisitions in the region. The EMEA increase was partially offset by the EMEA portion of the third quarter 2010 restructuring charge ($1.3 million).

The increase in APAC operating income was primarily due to the CSM Worldwide acquisition, which has significant operations in the APAC region, but the increase was also driven by continuing strength in our businesses in the APAC segment.

Our shared services operating income decreased primarily because of the increase in stock-based compensation expense for 2010. We allocate all stock-based compensation expense to our shared services function.

2009 vs. 2008. Fiscal 2008 was impacted by the recording of a $12.1 million restructuring charge. Without this charge, the operating income as a percentage of revenue for 2008 would have been 17.2%.

Operating income for our Americas segment for 2008 included a restructuring charge of $5.8 million. Without the restructuring charge, operating income as a percentage of revenue would have been 32.0% in 2008, in line with 2009.

Operating income for our EMEA segment increased primarily due to higher sales margins in 2009 and the fact that 2008 included a $5.9 million restructuring charge. Without the restructuring charge, the operating income as a percentage of revenue would have been 18.8% in 2008.

Operating income for our APAC segment increased due to the mix of products sold with higher growth of higher margin subscription-based products in 2009.

Provision for Income Taxes.

Our effective tax rates for the year ended November 30, 2010 was 23.7%, compared to 23.2% in 2009 and 28.1% in 2008. The 2010 effective tax rates reflect the benefit from a tax election made during the second quarter of 2010. The 2009 rate reflects the impact of several EMEA activities, including discrete period tax benefits recognized from the successful outcome of an appeal and a favorable ruling, as well as the full year impact of our internal legal entity reorganization within EMEA that occurred in the third quarter of 2008.

Adjusted EBITDA (non-GAAP measure)

All of the reconciling items included in the following table are either (i) non-cash items (e.g., depreciation and amortization, stock-based compensation, non-cash pension and post-retirement expense) or (ii) items that we do not consider to be useful in assessing our operating performance (e.g., income taxes, restructuring charges, and gain on sale of assets). In the case of the non-cash items, we believe that investors can better assess our operating performance if the measures are presented without such items because, unlike cash expenses, these adjustments do not affect our ability to generate free cash flow or invest in our business. For example, by eliminating depreciation and amortization from EBITDA, users can compare operating performance without regard to different accounting determinations such as useful life. In the case of the other items, we believe that investors can better assess operating performance if the measures are presented without these items because their financial impact does not reflect ongoing operating performance.

(In thousands, except percentages)	2010	% Change 2010 vs. 2009	2009	% Change 2009 vs. 2008	2008

Net income attributable to IHS Inc.	$141,315	5%	$134,963	36%	$98,993
Interest income	(655)		(1,088)		(3,162)
Interest expense	2,036		2,217		2,482
Provision for income taxes	43,993		41,512		38,444
Depreciation and amortization	59,474		49,146		39,410

EBITDA.	$246,163	9%	$226,750	29%	$176,167
Stock-based compensation expense	66,474		57,112		39,972
Restructuring charges (credits)	9,022		(735)		12,089
Gain on sales of assets, net	—		(365)		(328)
Non-cash net periodic pension and post-retirement expense (income)	3,407		(4,006)		(5,551)
Loss (income) from discontinued operations, net	54		138		(432)

Adjusted EBITDA	$325,120	17%	$278,894	26%	$221,917

Our 2010 adjusted EBITDA increased primarily because of our improving organic revenue growth, the acquisitions we have made, our focus on costs, and the leverage in our business model. Our 2009 adjusted EBITDA increased for the same reasons. We continue to use these mechanisms to improve our overall results.

Financial Condition

(In thousands, except percentages)	As of November 30, 2010	As of November 30, 2009	$ Change	% Change

Accounts receivable, net	$256,552	$203,500	$53,052	26%
Accrued compensation	$51,233	$44,196	$7,037	16%
Deferred subscription revenue	$392,132	$319,163	$72,969	23%

The increase in our accounts receivable balance is due to a combination of organic growth and the addition of our 2010 acquisitions. The change in accrued compensation is primarily due to the impact of payroll timing and an increased number of employees, who were added primarily through acquisitions in 2010. The increase in deferred subscription revenue was primarily attributable to acquisitive growth, but also includes robust organic growth. As of November 30, 2010, the organic growth rate implied within deferred subscription revenue was 10%. While this is a leading indicator for our subscription-based business, we rely on it primarily as a directionally accurate indicator.

Liquidity and Capital Resources

As of November 30, 2010, we had cash and cash equivalents of $201 million and $294 million of debt. We have generated strong cash flows from operations over the last few years. On a trailing twelve month basis, our conversion of Adjusted EBITDA to free cash flow was 72%; excluding restructuring payments, our conversion ratio was 75%. Because of our cash, debt, and cash flow positions, as well as the new financing that we secured in January 2011 (see Note 8 to the Consolidated Financial Statements in this Form 10-K), we believe we will have sufficient cash to meet our working capital and capital expenditure needs.

Our future capital requirements will depend on many factors, including the level of future acquisitions, the need for additional facilities or facility improvements, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products, changing technology, investments in our internal business applications, and the continued market acceptance of our offerings. We could be required, or could elect, to seek additional funding through public or private equity or debt financing for any possible future acquisitions; however, additional funds may not be available on terms acceptable to us or at all. We expect to incur approximately $35-40 million in capital expenditures for 2011.

Cash Flows

(In thousands, except percentages)	2010	% Change 2010 vs. 2009	2009	% Change 2009 vs. 2008	2008

Net cash provided by operating activities	$266,188	13%	$234,694	24%	$189,249
Net cash used in investing activities	(366,960)	138%	(154,038)	(46)%	(284,949)
Net cash provided by (used in) financing activities	181,602	(1)	407	(112)%	(3,509)

(1)	Not meaningful.

2010 vs. 2009. The increase in net cash provided by operating activities was principally due to profitable business growth year over year, as evidenced by increased sales activity, which led to a higher deferred subscription revenue balance. Our payables and accrued liabilities balances increased year over year, but were offset by higher receivables balances related to our growth, as well as cash outflows relating to our third quarter 2010 restructuring activity. Our subscription-based business model continues to be a cash flow generator that is aided by the following factors:

—	positive working capital characteristics that do not generally require substantial working capital increases to support our growth,

—	a cash-for-tax rate that is trending with our effective tax rate (below 30%), and

—	our well-capitalized balance sheet.

The increase in net cash used in investing activities was almost all due to increased acquisition activity in 2010 compared to 2009, with increased capital expenditures in 2010 accounting for the remainder of the difference. We continue to believe that it is important for us to re-invest our earnings and cash flows into our business to increase our return to shareholders.

The increase in net cash provided by financing activities was principally due to increased borrowings on our credit facility to fund acquisitions, partially offset by an increase in repurchases of our common stock through our share repurchase program used for statutory withholding requirements associated with the vesting of shares under our employee stock program.

2009 vs. 2008. The increase in net cash provided by operating activities was principally due to our business growing profitably year over year, our positive receivables collections in 2009, and the continued positive impact of our acquisitions. The positive cash flow impact of our growing business in 2009 was partially offset by the decreased accounts payable and accrued expenses as we paid certain restructuring costs in 2009 as well as payments to standards groups in 2009 that were accrued for as of November 2008.

The decrease in cash used in investing activities was primarily driven by the fact that there was decreased acquisition volume in 2009. In 2009, we used $125 million in acquisitions of businesses compared to $273 million in 2008.

In 2009, our cash flows from financing activities included net repayment of borrowings of $4 million, while in 2008 we had net borrowings of $77 million on our credit facility and other notes payable. In addition, in 2009 we had $10 million in repurchases of common stock while in 2008 we had $84 million, as we were active in the open market during 2008.

Free Cash Flow (non-GAAP measure)

The following table reconciles our non-GAAP free cash flow measure to net cash provided by operating activities.

(In thousands, except percentages)	2010	% Change 2010 vs. 2009	2009	% Change 2009 vs. 2008	2008

Net cash provided by operating activities	$266,188		$234,694		$189,249
Capital expenditures on property and equipment	(31,836)		(27,739)		(13,885)

Free cash flow	$234,352	13%	$206,955	18%	$175,364

Our free cash flow has historically been very healthy, and we expect that it will continue to be a significant source of funding for our business strategy of growth through organic and acquisitive means.

Credit Facility and Other Debt

Please refer to Note 8 of the Consolidated Financial Statements in this Form 10-K for a discussion of the current status of our credit facility and debt, including our new financing arrangement completed in January 2011.

In 2010, particularly the fourth quarter, we made significant additional borrowings against our revolving credit agreement in order to fund acquisitions and working capital requirements. In January 2011, we elected to implement a new credit facility since we had less than two years remaining on our prior credit facility, and as market conditions had improved substantially. In completing the new $1 billion credit facility, we added capacity to fund future acquisitions.

Share Repurchase Program

Please refer to Part II, Item 5 and to Note 16 of the Consolidated Financial Statements in this Form 10-K for a discussion of our share repurchase programs and associated activity.

Off-Balance Sheet Transactions

We have no off-balance sheet transactions.

Contractual Obligations and Commercial Commitments

We have various contractual obligations and commercial commitments which are recorded as liabilities in our consolidated financial statements. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our consolidated financial statements but are required to be disclosed. The following table summarizes our contractual obligations and commercial commitments at November 30, 2010, along with the obligations associated with the term loan that we entered into on January 5, 2011, and the future periods in which such obligations are expected to be settled in cash:

	Payment due by period
Contractual Obligations and Commercial Commitments	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

	(In thousands)
Debt	$320,925	$20,299	$54,686	$245,940	$—
Operating lease obligations	168,393	24,599	41,056	36,374	66,364
Post-retirement medical-benefit plan contributions	8,430	878	1,794	1,765	3,993
Unconditional purchase obligations	14,792	7,222	6,432	1,138	—

Total	$512,540	$52,998	$103,968	$285,217	$70,357

We expect to contribute approximately $1.7 million to the UK RIP and approximately $0.7 million to the SIP during 2011. We do not expect to make any contributions for the U.S. RIP in 2011.

Recent Accounting Pronouncements

In October 2009, the FASB issued guidance on revenue recognition that will become effective for us beginning December 1, 2010. Under the new guidance, when vendor specific objective evidence (VSOE) or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The adoption of the update will not have a material impact on our financial position and results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of November 30, 2010, we had no investments other than cash and cash equivalents and therefore we were not exposed to material interest rate risk on investments.

We may be exposed from time to time to changes in interest rates that may adversely affect our results of operations and financial position related to our debt. A 10% adverse change in interest rates would result in hypothetical increase of approximately $0.3 million in interest expense.

Foreign Currency Exchange Rate Risk

Our consolidated financial statements are expressed in U.S. dollars, but a portion of our business is conducted in currencies other than U.S. dollars. Changes in the exchange rates for such currencies into U.S. dollars can affect our revenues, earnings, and the carrying values of our assets and liabilities in our consolidated balance sheet, either positively or negatively. Fluctuations in foreign currency rates increased (decreased) our revenues by $6.1 million, $(36.8) million, and $(2.6) million for the years ended November 30, 2010, 2009, and 2008, respectively, and increased (decreased) our operating income by $1.1 million, $(5.1) million, and $1.0 million for the same respective periods. The translation effects of changes in exchange rates in our consolidated balance sheet are recorded within the cumulative translation adjustment component of our shareholders’ equity. In 2010, we recorded cumulative translation loss of $18 million, reflecting changes in exchange rates of various currencies compared to the U.S. dollar.

A 10% change in the currencies that we are primarily exposed to would have impacted our 2010 revenue and operating income by approximately $31.1 million and $6.4 million, respectively. Approximately 56% of total revenue was earned in subsidiaries with the U.S. dollar as the functional currency.

Credit Risk

We are exposed to credit risk associated with cash equivalents, foreign currency derivatives, and trade receivables. We do not believe that our cash equivalents or foreign currency derivatives present significant credit risks because the counterparties to the instruments consist of major financial institutions that are financially sound or have been capitalized by the U.S. government, and we manage the notional amount of contracts entered into with any one counterparty. Substantially all trade receivable balances are unsecured. The concentration of credit risk with respect to trade receivables is limited by the large number of customers in our customer base and their dispersion across various industries and geographic areas. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of IHS Inc.

We have audited the accompanying consolidated balance sheets of IHS Inc. as of November 30, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended November 30, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IHS Inc. at November 30, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), IHS Inc.’s internal control over financial reporting as of November 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 14, 2011 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Denver, Colorado

January 14, 2011

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2010, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of November 30, 2010.

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

Date: January 14, 2011

/s/ JERRE L. STEAD
Jerre L. Stead Chairman and Chief Executive Officer

/s/ MICHAEL J. SULLIVAN
Michael J. Sullivan Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of IHS Inc.

We have audited IHS Inc.’s internal control over financial reporting as of November 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). IHS Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, IHS Inc. maintained, in all material respects, effective internal control over financial reporting as of November 30, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of IHS Inc. as of November 30, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended November 30, 2010 and our report dated January 14, 2011 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Denver, Colorado

January 14, 2011

IHS Inc.

Consolidated Balance Sheets

	As of November 30,
	2010	2009

	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$200,735	$124,201
Accounts receivable, net	256,552	203,500
Deferred subscription costs	41,449	40,279
Deferred income taxes	33,532	30,970
Other	20,466	14,284

Total current assets	552,734	413,234
Non-current assets:
Property and equipment, net	93,193	74,798
Intangible assets, net	384,568	309,795
Goodwill, net	1,120,830	875,742
Other	4,377	2,019

Total non-current assets	1,602,968	1,262,354

Total assets	$2,155,702	$1,675,588

Liabilities and shareholders’ equity
Current liabilities:
Short-term debt	$19,054	$92,577
Accounts payable	35,854	26,470
Accrued compensation	51,233	44,196
Accrued royalties	24,338	25,666
Other accrued expenses	51,307	39,385
Income tax payable	4,350	1,720
Deferred subscription revenue	392,132	319,163

Total current liabilities	578,268	549,177
Long-term debt	275,095	141
Accrued pension liability	25,104	19,194
Accrued post-retirement benefits	10,056	9,914
Deferred income taxes	73,586	68,334
Other liabilities	17,512	15,150
Commitments and contingencies

Shareholders’ equity:
Class A common stock, $0.01 par value per share, 160,000,000 and 80,000,000 shares authorized; 66,250,283 and 64,801,035 shares issued; 64,248,547 and 63,283,947 shares outstanding at November 30, 2010 and 2009, respectively	662	648
Additional paid-in capital	541,108	472,791
Treasury stock, at cost; 2,001,736 and 1,517,088 shares at November 30, 2010 and 2009, respectively	(101,554)	(75,112)
Retained earnings	860,497	719,182
Accumulated other comprehensive loss	(124,632)	(103,831)

Total shareholders’ equity	1,176,081	1,013,678

Total liabilities and shareholders’ equity	$2,155,702	$1,675,588

See accompanying notes.

IHS Inc.

Consolidated Statements of Operations

	Years Ended November 30,
	2010	2009	2008

	(In thousands, except per-share amounts)
Revenue:
Products	$937,383	$840,129	$722,311
Services	138,077	127,171	121,719

Total revenue	1,075,460	967,300	844,030
Operating expenses:
Cost of revenue:
Products	383,499	339,950	295,429
Services	74,379	69,996	77,802

Total cost of revenue (includes stock-based compensation expense of $3,633; $2,564; and $1,361 for the years ended November 30, 2010, 2009, and 2008, respectively)	457,878	409,946	373,231
Selling, general and administrative (includes stock-based compensation expense of $62,841; $54,548; and $38,611 for the years ended November 30, 2010, 2009, and 2008, respectively)	358,012	332,518	295,523
Depreciation and amortization	59,474	49,146	39,410
Restructuring charges (credits)	9,022	(735)	12,089
Gain on sales of assets, net	—	(365)	(328)
Net periodic pension and post-retirement expense (income)	4,784	(2,684)	(3,704)
Other income, net	(453)	(412)	(5,202)

Total operating expenses	888,717	787,414	711,019

Operating income	186,743	179,886	133,011
Interest income	655	1,088	3,162
Interest expense	(2,036)	(2,217)	(2,482)

Non-operating income (expense), net	(1,381)	(1,129)	680

Income from continuing operations before income taxes and equity investment	185,362	178,757	133,691
Provision for income taxes	(43,993)	(41,512)	(38,444)
Income from equity investment	—	—	3,327

Income from continuing operations	141,369	137,245	98,574
Income (loss) from discontinued operations, net	(54)	(138)	432

Net income	141,315	137,107	99,006
Less: Net income attributable to noncontrolling interests	—	(2,144)	(13)

Net income attributable to IHS Inc.	$141,315	$134,963	$98,993

Basic earnings per share:
Income from continuing operations attributable to IHS Inc.	$2.21	$2.14	$1.59
Income (loss) from discontinued operations, net	—	—	0.01

Net income attributable to IHS Inc.(1)	$2.21	$2.14	$1.60

Weighted average shares used in computing basic earnings per share	63,964	63,055	62,063

Diluted earnings per share:
Income from continuing operations attributable to IHS Inc.	$2.18	$2.11	$1.57
Income (loss) from discontinued operations, net	—	—	0.01

Net income attributable to IHS Inc.(1)	$2.18	$2.11	$1.57

Weighted average shares used in computing diluted earnings per share	64,719	63,940	62,957

(1)	Amounts may not sum due to rounding.

See accompanying notes.

IHS Inc.

Consolidated Statement of Changes In Shareholders’ Equity

	Shares of Class A Common Stock	Class A Common Stock	Shares of Class B Common Stock	Class B Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

	(In thousands)
Balance at November 30, 2007	48,759	$498	13,750	$138	$381,124	$(46,045)	$483,804	$21,389	$840,908
Stock-based award activity	192	5	—	—	38,995	(18,817)	—	—	20,183
Excess tax benefit on vested shares	—	—	—	—	9,353	—	—	—	9,353
Repurchases of common stock	(1,200)	—	—	—		(65,545)	—	—	(65,545)
Shares issued for acquisitions	1,301	—	—	—	(21,465)	65,775	—	—	44,310
Class B shares conversion to Class A shares	13,750	138	(13,750)	(138)	—	—	—	—	—
Net income attributable to IHS Inc.	—	—	—	—	—	—	98,993	—	98,993
Other comprehensive income:
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	(96,977)	(96,977)
Net pension liability adjustment, net of tax	—	—	—	—	—	—	—	(51,592)	(51,592)

Comprehensive income, net of tax	—	—	—	—	—	—	—	—	(49,576)
Adoption of new tax guidance	—	—	—	—	—	—	1,422	—	1,422

Balance at November 30, 2008	62,802	$641	—	$—	$408,007	$(64,632)	$584,219	$(127,180)	$801,055

Stock-based award activity	482	7	—	—	58,156	(10,480)	—	—	47,683
Excess tax benefit on vested shares	—	—	—	—	6,628	—	—	—	6,628
Net income attributable to IHS Inc.	—	—	—	—	—	—	134,963	—	134,963
Other comprehensive income:
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	41,627	41,627
Net pension liability adjustment, net of tax	—	—	—	—	—	—	—	(18,278)	(18,278)

Comprehensive income, net of tax	—	—	—	—	—	—	—	—	158,312

Balance at November 30, 2009	63,284	$648	—	$—	$472,791	$(75,112)	$719,182	$(103,831)	$1,013,678

Stock-based award activity	965	14	—	—	64,746	(26,442)	—	—	38,318
Excess tax benefit on vested shares	—	—	—	—	3,571	—	—	—	3,571
Net income attributable to IHS Inc.	—	—	—	—	—	—	141,315	—	141,315
Other comprehensive income:
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	(18,076)	(18,076)
Net pension liability adjustment, net of tax	—	—	—	—	—	—	—	(2,725)	(2,725)

Comprehensive income, net of tax	—	—	—	—	—	—	—	—	120,514

Balance at November 30, 2010	64,249	$662	—	$—	$541,108	$(101,554)	$860,497	$(124,632)	$1,176,081

See accompanying notes.

IHS Inc.

Consolidated Statements of Cash Flows

	Years Ended November 30,
	2010	2009	2008

	(In thousands)
Operating activities:
Net income	$141,315	$137,107	$99,006
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	59,474	49,146	39,410
Stock-based compensation expense	66,474	57,112	39,972
Gain on sales of assets, net	—	(365)	(328)
Impairment of assets	—	—	323
Excess tax benefit from stock-based compensation	(5,024)	(13,072)	(3,952)
Non-cash net periodic pension and post-retirement expense (income)	3,407	(4,006)	(5,551)
Distributions from equity investment	—	—	3,924
Income from equity investment	—	—	(3,327)
Deferred income taxes	(3,471)	18,272	4,833
Change in assets and liabilities:
Accounts receivable, net	(37,886)	19,476	(23,944)
Other current assets	(2,565)	205	(1,314)
Accounts payable	3,017	(13,280)	(4,789)
Accrued expenses	(800)	(13,334)	8,398
Income tax payable	6,547	(2,606)	325
Deferred subscription revenue	36,268	712	36,580
Other liabilities	(568)	(673)	(317)

Net cash provided by operating activities	266,188	234,694	189,249

Investing activities:
Capital expenditures on property and equipment	(31,836)	(27,739)	(13,885)
Acquisitions of businesses, net of cash acquired	(334,514)	(125,379)	(272,844)
Intangible assets acquired	—	(5,300)	(4,000)
Change in other assets	(186)	1,501	(3,979)
Settlements of forward contracts	(424)	830	(881)
Sales and maturities of investments	—	—	10,500
Proceeds from sales of assets and investment in affiliate	—	2,049	140

Net cash used in investing activities	(366,960)	(154,038)	(284,949)

Financing activities:
Proceeds from borrowings	245,000	179,000	160,000
Repayment of borrowings	(43,300)	(183,297)	(83,099)
Excess tax benefit from stock-based compensation	5,024	13,072	3,952
Proceeds from the exercise of employee stock options	1,320	2,112	—
Repurchases of common stock	(26,442)	(10,480)	(84,362)

Net cash provided by (used in) financing activities	181,602	407	(3,509)

Foreign exchange impact on cash balance	(4,296)	12,098	(18,235)

Net increase (decrease) in cash and cash equivalents	76,534	93,161	(117,444)
Cash and cash equivalents at the beginning of the period	124,201	31,040	148,484

Cash and cash equivalents at the end of the period	$200,735	$124,201	$31,040

See accompanying notes.

IHS Inc.

Notes to Consolidated Financial Statements

1. Nature of Business

We are a leading source of information and insight in pivotal areas that shape today’s business landscape: energy, economics, geopolitical risk, sustainability and supply chain management. Businesses and governments around the globe rely on our comprehensive content, expert independent analysis and flexible delivery methods to make high-impact decisions and develop strategies. We have been in business since 1959 and became a publicly traded company on the New York Stock Exchange in 2005. Headquartered in Englewood, Colorado, USA, we employ more than 4,400 people in more than 30 countries around the world. We source raw data and transform it into information through a series of transformational steps that reduce the uncertainty that is inherent in unrefined data and enhances its usefulness.

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

2. Significant Accounting Policies

Fiscal Year End

Our fiscal years end on November 30 of each year. References herein to individual years mean the year ended November 30. For example, 2010 means the year ended November 30, 2010.

Consolidation Policy

The consolidated financial statements include the accounts of all wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in unconsolidated affiliated companies are accounted for under the equity method, and our proportionate share of income from unconsolidated affiliates is included in “Income from Equity Investment” in the accompanying Consolidated Statements of Operations. We generally utilize the equity method of accounting when we have a non-controlling ownership interest of between 20% and 50% in an entity, provided we are able to exercise significant influence over the investee’s operations.

Reclassifications

Certain prior-year balances have been reclassified to conform to the current-year presentation. In December 2007, the Financial Accounting Standards Board (FASB) issued new guidance related to noncontrolling interests in consolidated financial statements, which modifies reporting for noncontrolling interests (formerly minority interests) in consolidated financial statements. As required, we adopted the new guidance effective December 1, 2009, the beginning of our 2010 fiscal year. Upon adoption, we revised our prior period financial statements to comply with the retrospective application guidance for the presentation of our noncontrolling interests. The impact of the retrospective application of this guidance is as follows:

—	Consolidated Statements of Operations—reclassifies Minority interests to Net income attributable to noncontrolling interests;

—

Consolidated Statements of Cash Flows—reclassifies distributions of cumulative income to minority/noncontrolling interests from operating activities to financing activities and reclassifies purchases of minority/noncontrolling interests from investing activities to financing activities. Additionally, reclassifies Minority interests to Net income; and

—	Notes to the Consolidated Financial Statements—adjusts references to noncontrolling interests to reflect the new changes.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates have been made in areas that include revenue recognition, valuation of long-lived and intangible assets and goodwill, income taxes, pension and post-retirement benefits, and stock-based compensation. Actual results could differ from those estimates.

Concentration of Credit Risk

We are exposed to credit risk associated with cash equivalents and trade receivables. We do not believe that our cash equivalents or investments present significant credit risks because the counterparties to the instruments consist of major financial institutions that are financially sound or have been capitalized by the U.S. government and we manage the notional amount of contracts entered into with any counterparty. Substantially all trade receivable balances are unsecured. The concentration of credit risk with respect to trade receivables is limited by the large number of customers in our customer base and their dispersion across various industries and geographic areas. We perform ongoing credit evaluations of our customers and maintain an allowance for probable credit losses. The allowance is based upon management’s assessment of known credit risks as well as general industry and economic conditions. Specific accounts receivable are written-off upon notification of bankruptcy or once it is determined the account is significantly past due and collection efforts are unsuccessful.

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

In certain locations, we use dealers to distribute our Critical Information and Insight. Revenue for products sold through dealers is recognized as follows:

—	For subscription-based services, revenue is recognized ratably as delivered to the end user over the subscription period.

—	For non-subscription-based products, revenue is recognized upon delivery to the dealer.

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

—

Subscription offerings and license fees are recognized ratably over the license period as long as there is an associated licensing period or a future obligation. Otherwise, revenue is recognized upon delivery.

—

For non-subscription offerings of a multiple-element arrangement, the revenue is generally recognized for each element in the period in which delivery of the product to the customer occurs, completion of services occurs or, for post-contract support, ratably over the term of the maintenance period.

—

In some instances, customer acceptance is required for consulting services rendered. For those transactions, the service revenue component of the arrangement is recognized in the period that customer acceptance is obtained.

In infrequent instances where a multiple-element arrangement includes offerings for which vendor-specific objective evidence is not available, we consider the substance of the whole arrangement to be a subscription and thus revenue is recognized ratably over the service period. See “Recent Accounting Pronouncements” below for further discussion of the impact of recently issued multiple-element arrangement accounting guidance.

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

Identifiable Intangible Assets and Goodwill

We account for our business acquisitions using the purchase method of accounting. We allocate the total cost of an acquisition to the underlying net assets based on their respective estimated fair values. As part of this allocation process, we must identify and attribute values and estimated lives to the intangible assets acquired. We evaluate our intangible assets and goodwill for impairment at least annually, as well as whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. Impairments are expensed as incurred.

Finite-lived intangible assets

Identifiable intangible assets with finite lives are generally amortized on a straight-line basis over their respective lives, as follows:

Information databases	5 to 15 years
Customer relationships	2 to 15 years
Non-compete agreements	1 to 5 years
Developed computer software	3 to 10 years
Other	3 to 11 years

Indefinite-lived intangible assets

We perform the impairment test for indefinite-lived intangible assets, which consist of trade names and perpetual licenses, by comparing the asset’s fair value to its carrying value. An impairment charge is recognized if the asset’s estimated fair value is less than its carrying value.

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

Goodwill

We test goodwill for impairment on a reporting unit level. A reporting unit is a group of businesses (i) for which discrete financial information is available and (ii) that have similar economic characteristics. We test goodwill for impairment using the following two-step approach:

—

We first determine the fair value of each reporting unit. If the fair value of a reporting unit is less than its carrying value, this is an indicator that the goodwill assigned to that reporting unit might be impaired, which requires performance of the second step. We determine the fair value of our reporting units based on projected future discounted cash flows, which, in turn, are based on our views of uncertain variables such as growth rates, anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. There were no deficiencies in reporting unit fair values versus carrying values in the fiscal years ended November 30, 2010, 2009, and 2008.

—

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

Research and Development

Costs of research and development, which are included in cost of revenue, are expensed as incurred and amounted to approximately $0.6 million, $2.7 million, and $4.3 million for 2010, 2009, and 2008, respectively.

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

Recent Accounting Pronouncements

In October 2009, the FASB issued guidance on revenue recognition that will become effective for us beginning December 1, 2010. Under the new guidance, when vendor specific objective evidence (VSOE) or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The adoption of the update will not have a material impact on our financial position and results of operations.

3. Business Combinations

During 2010, we made the following acquisitions:

Emerging Energy Research, LLC (EER). On February 10, 2010, we acquired EER for approximately $18 million, net of cash acquired. EER is a leading advisory firm whose mission is to help clients understand, leverage, and exploit the technological, regulatory and competitive trends in the global emerging energy sector.

CSM Worldwide, Inc. (CSM). On March 17, 2010, we acquired CSM for approximately $25 million, net of cash acquired. CSM is a leading automotive market forecasting firm dedicated to providing automotive suppliers with market information and production, power train, and sales forecasting through trusted automotive market forecasting services, and strategic advisory solutions to the world’s top automotive manufacturers, suppliers, and financial organizations.

Quantitative Micro Software, LLC (QMS). On May 5, 2010, we acquired QMS for approximately $40 million, net of cash acquired. QMS is a worldwide leader in Windows-based econometric and forecasting software applications.

Access Intelligence. On September 7, 2010, we acquired certain chemical and energy portfolio business assets of Access Intelligence for approximately $79 million, net of cash acquired. We purchased these businesses in order to extend the breadth of information available for current IHS energy customers and support the development of additional products and services for a broad range of industries along the supply chain.

Atrion International Inc. (Atrion). On September 22, 2010, we acquired Atrion for approximately $56 million, net of cash acquired. Atrion is a company that combines regulatory expertise and industry-leading technology to streamline the generation, management, and distribution of hazardous materials communication documents and reports.

Syntex Management Systems, Inc. (Syntex). On September 22, 2010, we acquired Syntex for approximately $23 million, net of cash acquired. Syntex is a leading provider of operational risk management software and services that help companies ensure the health and safety of their workers while protecting the environment and managing costs.

iSuppli, Inc. (iSuppli). On November 19, 2010, we acquired iSuppli for approximately $94 million, net of cash acquired. iSuppli is a global leader in technology value chain research and advisory services. The transaction also included Screen Digest Limited, a leading digital media and technology research company, which had been recently acquired by iSuppli.

The purchase prices for these 2010 acquisitions, excluding acquired cash, were initially allocated as follows (in thousands):

	iSuppli	Access Intelligence	Atrion	All others	Total

Assets:
Current assets	$7,496	$3,841	$2,868	$6,527	$20,732
Property and equipment	1,435	213	403	1,752	3,803
Intangible assets	27,576	30,635	26,259	36,095	120,565
Goodwill	70,289	57,858	39,890	87,438	255,475
Other long-term assets	5,590	—	2,072	98	7,760

Total assets	112,386	92,547	71,492	131,910	408,335

Liabilities:
Current liabilities	5,424	955	1,066	7,934	15,379
Deferred revenue	10,775	11,698	6,381	12,658	41,512
Deferred taxes	1,807	647	7,878	6,145	16,477
Other long-term liabilities	—	222	141	90	453

Total liabilities	18,006	13,522	15,466	26,827	73,821

Purchase price	$94,380	$79,025	$56,026	$105,083	$334,514

During 2009, we made the following acquisitions:

Prime Publications Limited (Prime) and Lloyd’s Register-Fairplay Limited (Fairplay). On March 3, 2008, we acquired Prime Publications Limited (Prime), which owned a 50% interest in the Lloyd’s Register-Fairplay Limited (Fairplay) joint venture, a leading source of global maritime information. Fairplay is the pre-eminent brand name in the maritime information industry and the only organization that provides comprehensive details of the current world merchant fleet (tankers, cargo, carrier and passenger ships) and a complete range of products and services to assist the world’s maritime community. The investment in Fairplay was the primary asset of Prime. IHS accounted for the joint venture under the equity method of accounting from March 2008 through November 30, 2008. As of December 1, 2008, we obtained an additional 0.1% ownership interest and a majority position on the venture’s governing board giving us a 50.1% controlling interest in the joint venture and accordingly began consolidating Fairplay within our results. On June 17, 2009, we acquired the remaining 49.9% of Fairplay from Lloyd’s Register giving us 100% ownership of Fairplay. The remaining 49.9% interest was acquired for approximately $64 million.

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

Prime Publications Limited (Prime). As described above, we acquired Prime in March 2008 for approximately $76.1 million based on the exchange rate as of the date of acquisition, which included $16.0 million in non-interest bearing seller notes, and the remainder was paid in cash.

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

The purchase prices for these 2008 acquisitions, excluding acquired cash and including acquisition-related costs, were initially allocated as follows (in thousands):

	Global Insight	Prime	McCloskey	All others	Total

Assets:
Current assets	$24,413	$110	$774	$3,549	$28,846
Property and equipment	4,130	6	114	771	5,021
Intangible assets	85,000	3,572	8,180	25,601	122,353
Goodwill	125,698	717	24,136	51,657	202,208
Equity investment in joint venture	—	73,822	—	976	74,798
Other long-term assets	1,495	—	—	58	1,553

Total assets	240,736	78,227	33,204	82,612	434,779

Liabilities:
Current liabilities	56,807	50	2,741	7,322	66,920
Deferred taxes	21,267	2,059	2,258	2,870	28,454
Other long-term liabilities	1,183	—	—	927	2,110

Total liabilities	79,257	2,109	4,999	11,119	97,484

Purchase price	$161,479	$76,118	$28,205	$71,493	$337,295

4. Net Restructuring Charges (Credits)

Net restructuring charges (credits) were $9.0 million, $(0.7) million, and $12.1 million for the years ended November 30, 2010, 2009, and 2008, respectively.

2010 Restructuring

During the third quarter of 2010, we announced various plans to streamline operations and merge functions. As a result, we reduced our aggregate workforce by approximately 3% and consolidated several locations. The changes primarily affected the Americas and EMEA segments.

The restructuring charge that we recorded consisted of direct and incremental costs associated with restructuring and related activities, including severance, outplacement and other employee related benefits; facility closures and relocations; and legal expenses associated with employee terminations incurred during the quarter. The entire $9.1 million restructuring charge was recorded during the third quarter of 2010. Approximately $7.7 million of the charge related to our Americas segment and $1.3 million pertained to our EMEA segment, with the remainder in APAC. The restructuring charge was comprised of the following (in thousands):

Employee severance and other termination benefits	$8,024
Contract termination costs	972
Other	108

Total	$9,104

A reconciliation of the related accrued restructuring liability as of November 30, 2010 was as follows:

	Employee Severance and Other Termination Benefits	Contract Termination Costs	Other	Total

	(In thousands)
Balance at November 30, 2009	$—	$—	$—	$—
Add: Restructuring costs incurred	8,024	972	108	9,104
Less: Amount paid during the year ended November 30, 2010	(6,738)	(850)	(61)	(7,649)

Balance at November 30, 2010	$1,286	$122	$47	$1,455

We also recorded a $0.1 million restructuring credit in the second quarter of 2010.

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

The restructuring charge was incurred in its entirety during the third quarter of 2008. Approximately $5.8 million of the charge related to our Americas segment, $5.9 million pertained to our EMEA segment and $0.4 million related to shared services. The majority of the liability was paid during 2008 and the remaining liability at November 30, 2008 was $1.0 million. An over-accrual of $0.7 million was reversed during 2009. The remaining balance was substantially paid as of November 30, 2009.

5. Accounts Receivable

Our accounts receivable balance consists of the following as of November 30:

	2010	2009

	(In thousands)
Accounts receivable	$259,576	$208,011
Less—accounts receivable allowance	(3,024)	(4,511)

Accounts receivable, net	$256,552	$203,500

The activity in our accounts receivable allowance consists of the following as of November 30:

	2010	2009

	(In thousands)
Balance at beginning of year	$4,511	$4,790
Provision for bad debts	987	2,663
Recoveries and other additions	1,674	1,249
Write-offs and other deductions	(4,148)	(4,191)

Balance at end of year	$3,024	$4,511

We record allowances for doubtful accounts when it is probable that the accounts receivable balance will not be collected and the amounts are based upon management’s estimates and historical collection trends.

6. Property and Equipment

Property and equipment consists of the following at November 30:

	2010	2009

	(In thousands)
Land, buildings and improvements	$76,941	$76,112
Machinery and equipment	128,293	97,437

	205,234	173,549
Less: accumulated depreciation	(112,041)	(98,751)

	$93,193	$74,798

Depreciation expense was approximately $18.7 million, $15.1 million and $13.6 million in 2010, 2009, and 2008, respectively.

7. Goodwill and Intangible Assets

The following table presents details of our intangible assets, other than goodwill, as of November 30:

	2010			2009
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

	(In thousands)
Intangible assets subject to amortization:
Information databases	$237,888	$(73,815)	$164,073	$195,286	$(51,427)	$143,859
Customer relationships	132,878	(28,533)	104,345	84,209	(19,777)	64,432
Non-compete agreements	9,551	(5,934)	3,617	5,856	(5,134)	722
Developed computer software	52,258	(15,926)	36,332	33,986	(8,375)	25,611
Other	14,944	(10,273)	4,671	13,075	(7,687)	5,388

Total	$447,519	$(134,481)	$313,038	$332,412	$(92,400)	$240,012
Intangible assets not subject to amortization:
Trademarks	70,366	—	70,366	68,583	—	68,583
Perpetual licenses	1,164	—	1,164	1,200	—	1,200

Total intangible assets	$519,049	$(134,481)	$384,568	$402,195	$(92,400)	$309,795

The estimated future amortization expense of intangible assets is as follows:

Year	Amount

(In thousands)
2011	$52,220
2012	49,106
2013	43,658
2014	36,501
2015	34,368
Thereafter	97,185

Amortization expense of intangible assets was $40.7 million, $34.0 million and $25.8 million for the years ended November 30, 2010, 2009, and 2008, respectively.

Changes in our intangible assets in both 2009 and 2010 were the result of acquisitions (see Note 3) and foreign currency exchange rate fluctuations.

8. Debt

On January 5, 2011, we entered into a $1 billion syndicated bank credit facility consisting of a $300 million term loan and a $700 million revolver (collectively, the Credit Facility). All borrowing under the Credit Facility is unsecured. The loan and revolver included in the Credit Facility have a five-year term ending in January 2016. The interest rates for borrowing under the Credit Facility will be the applicable LIBOR plus 1.25% to 2.00%, depending upon our Leverage Ratio, which is defined as the ratio of Consolidated Funded Indebtedness to rolling four-quarter Consolidated Earnings Before Interest Expense, Taxes, Depreciation and Amortization (EBITDA), as defined in the Credit Facility. A commitment fee on any unused balance is payable periodically and ranges from 0.20% to 0.35% based upon our Leverage Ratio. The Credit Facility contains certain financial and other covenants, including a maximum Leverage Ratio and a maximum Interest Coverage Ratio, as defined in the Credit Facility. The old revolving credit agreement was retired immediately upon consummation of the new financing.

As of November 30, 2010, we were still operating under our 2007 amended and restated credit agreement (the Revolver). The $385 million Revolver allowed us, under certain conditions, to increase the facility to a maximum of $500 million. The agreement was set to expire in September 2012. As a result of the new Credit Facility, we reclassified $275 million of the Revolver debt as of November 30, 2010 to long-term debt in the 2010 balance sheet.

The interest rates for borrowing under the Revolver were based upon our Leverage Ratio, which was the ratio of Consolidated Funded Indebtedness to rolling four-quarter Consolidated EBITDA, as defined in the Revolver. The rate ranged from the applicable LIBOR plus 0.50% to 1.25% or the agent bank’s base rate. A commitment fee was payable periodically and ranged from 0.10% to 0.25% based upon our Leverage Ratio. The Revolver contained certain financial and other covenants, including limitations on capital lease obligations and maximum Leverage and Interest Coverage Ratios, as defined in the Revolver.

As of November 30, 2010, we were in compliance with all of the covenants in the Revolver and had $290 million of outstanding borrowings with an annual interest rate of 0.81%. In addition, we had outstanding letters of credit under the Revolver totaling approximately $0.4 million as of November 30, 2010.

As of November 30, 2010, we also had $3.9 million of non-interest bearing notes that were issued to the sellers of Prime. These notes are due upon demand and are therefore recorded in short-term debt in the 2010 and 2009 balance sheets.

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

10. Income Taxes

The amounts of income from continuing operations before income taxes and noncontrolling interests by U.S. and foreign jurisdictions is as follows for the years ended November 30:

	2010	2009	2008

	(In thousands)
U.S.	$26,986	$33,952	$23,993
Foreign	158,376	144,805	113,025

	$185,362	$178,757	$137,018

The provision for income tax expense (benefit) from continuing operations, for the years ended November 30 was as follows:

	2010	2009	2008

	(In thousands)
Current:
U.S.	$18,741	$1,895	$8,560
Foreign	25,657	17,923	22,253
State	3,066	3,422	2,798

Total current	47,464	23,240	33,611

Deferred:
U.S.	(371)	18,285	6,465
Foreign	(2,955)	(505)	(1,860)
State	(145)	492	228

Total deferred	(3,471)	18,272	4,833

Provision for income taxes	$43,993	$41,512	$38,444

The provision for income taxes from continuing operations recorded within the consolidated statements of operations differs from the provision determined by applying the U.S. statutory tax rate to pretax earnings as a result of the following for the years ended November 30:

	2010	2009	2008

	(In thousands)
Statutory U.S. federal income tax	$64,877	$62,539	$46,967
State income tax, net of federal benefit	1,665	2,847	1,956
Foreign rate differential	(32,635)	(33,476)	(16,764)
U.S. tax on dividends from foreign affiliates, net of foreign tax credits (FTCs)	11,972	10,873	7,828
Valuation allowance	(690)	(1,519)	(1,042)
Tax-exempt interest	—	—	(157)
Change in reserves	27	(177)	147
Other	(1,223)	425	(491)

Income tax expense	$43,993	$41,512	$38,444

Effective tax rate expressed as a percentage of pretax earnings	23.7%	23.2%	28.1%

Undistributed earnings of our foreign subsidiaries were approximately $190 million at November 30, 2010. Those earnings are considered to be indefinitely reinvested, and do not include earnings from certain subsidiaries which are considered distributed. Accordingly, no provision for U.S. federal and state income taxes has been provided on the undistributed earnings. Upon repatriation of those earnings, in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with its hypothetical calculation. Withholding taxes of approximately $0.5 million would be payable upon remittance of all previously unremitted earnings at November 30, 2010.

The significant components of deferred tax assets and liabilities at November 30 were:

	2010	2009

	(In thousands)
Deferred tax assets:
Accruals and reserves	$6,875	$3,516
Deferred revenue	2,658	1,319
Depreciation	1,596	2,166
Pension and post retirement benefits	14,717	12,448
Tax credits	4,995	9,839
Restructuring reserves	570	822
Deferred stock-based compensation	23,146	24,220
Loss carryforwards	22,436	16,072
Other	3,064	655

Gross deferred tax assets	80,057	71,057
Valuation allowance	(2,667)	(3,259)

Realizable deferred tax assets	77,390	67,798

Deferred tax liabilities:
Intangibles	(117,444)	(105,162)

Gross deferred tax liabilities	(117,444)	(105,162)

Net deferred tax liability	$(40,054)	$(37,364)

As of November 30, 2010, we had loss carryforwards totaling approximately $65.7 million, comprised of $46.8 million of U.S. net operating loss carryforwards, $4.8 million U.S. capital-loss carryforwards, and $14.1 million of foreign loss carryforwards for tax purposes, which will be available to offset future taxable income. If not used, the U.S. net operating loss carryforwards will begin to expire in 2013, the U.S. capital loss carryforwards will expire in 2012, and the foreign tax loss carryforwards generally may be carried forward indefinitely. The U.S. net operating loss carryforwards increased as a result of the iSuppli acquisition. These losses begin to expire in 2018 and are subject to prior Section 382 limits, as well as 382 limits as a result of the IHS acquisition. Only losses deemed more likely than not of being realizable were recorded. The U.S. capital loss was incurred during 2007 as the previously deferred loss on stock investment was realized. We believe the realization of the deferred tax asset related to the U.S. capital loss is not more likely than not to occur, and accordingly, have placed a valuation allowance on this asset. We have analyzed the foreign net operating losses and placed valuation allowances on those that we have determined the realization is not more likely than not to occur. Global Insight foreign net operating losses at the acquisition date were $26.7 million, and were recorded with purchase accounting during 2009.

As of November 30, 2010, we had foreign tax credit (FTC) carryforwards of approximately $1.5 million, research and development (R&D) credit carryforwards of approximately $0.1 million, and Alternative Minimum Tax (AMT) credit carryforwards of approximately $3.1 million, which will be available to offset future U.S. tax liabilities. If not used, the FTC carryforwards will expire in 2016, and the R&D credit carryforwards will expire between 2026 and 2027. The AMT credit carryforwards may be carried forward indefinitely. We believe that it is more likely than not that we will realize our R&D, FTC, and AMT tax credit assets.

The valuation allowance for deferred tax assets decreased by $0.6 million in 2010. The decrease in this allowance was primarily due to a decrease on the allowance against the R&D credits of $0.4 million, as credits set to expire were utilized in 2009, and a decrease in U.S. capital loss allowance of $0.2 million, as a portion of the capital loss was used to offset capital gains in 2009.

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

A summary of the activities associated with our reserve for unrecognized tax benefits, interest and penalties follows:

	Unrecognized Tax Benefits	Interest	Penalties

	(In thousands)
Balance at December 1, 2009	$1,421	$108	$4
Additions:
Current year tax positions	151	—	—
Acquisition-related	154	—	—
Prior year tax positions	112	—	—
Associated with interest	—	89	—
Decreases:
Lapse of statute of limitations	(315)	(9)	—

Balance at November 30, 2010	$1,523	$188	$4

As of November 30, 2010, the total amount of unrecognized tax benefits was $1.7 million, of which $0.2 million related to interest.

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

IHS or its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The tax years for IHS and our significant subsidiaries that remain subject to examination are as follows:

Jurisdiction	Years Under Examination	Additional Open Years

U.S. Federal	—	2004 - 2009
United Kingdom	—	2006 - 2009
Canada	—	2006 - 2009
Switzerland	—	2008 - 2009

The 2004 and 2005 U.S. tax returns were amended in November 2010 to carry back a portion of the capital loss; as such, these tax years are open for examination of the items changed.

11. Other Comprehensive Income (Loss)

	Foreign currency translation adjustments	Net pension and post- retirement liability adjustment	Accumulated other comprehensive income (loss)

	(In thousands)
Balances, November 30, 2007	$24,785	$(3,396)	$21,389
Foreign currency translation adjustments, net of tax	(96,977)	—	(96,977)
Net pension liability adjustment	—	(83,805)	(83,805)
Foreign currency effect on pension	(884)	884	—
Tax provision on pension	—	32,213	32,213
Foreign currency effect on tax benefit	247	(247)	—

Balances, November 30, 2008	$(72,829)	$(54,351)	$(127,180)
Foreign currency translation adjustments, net of tax	41,678	—	41,678
Net pension liability adjustment	—	(28,504)	(28,504)
Foreign currency effect on pension	(71)	71	—
Tax provision on pension	—	10,175	10,175
Foreign currency effect on tax benefit	20	(20)	—

Balances, November 30, 2009	$(31,202)	$(72,629)	$(103,831)

Foreign currency translation adjustments, net of tax	(18,076)	—	(18,076)
Net pension liability adjustment	—	(4,660)	(4,660)
Foreign currency effect on pension	(292)	292	—
Tax provision on pension	—	1,935	1,935
Foreign currency effect on tax benefit	133	(133)	—

Balances, November 30, 2010	$(49,437)	$(75,195)	$(124,632)

12. Discontinued Operations

Effective December 31, 2009, we sold our small non-core South African business for approximately $2 million with no gain or loss on sale. The sale of this business included a building and certain intellectual property. In exchange for the sale of these assets, we received two three-year notes receivable, one secured by a mortgage on the building and the other secured by a pledge on the shares of the South African company. In December 2010, we received payment in full on the note secured by a mortgage on the building. Operating results of the discontinued operations for the three years ended November 30 were as follows:

	2010	2009	2008

	(In thousands)
Income (loss) from discontinued operations	$(68)	$(70)	$500
Tax benefit (expense)	14	(68)	(68)

Income (loss) from discontinued operations, net	$(54)	$(138)	$432

13. Stock-Based Compensation

As of November 30, 2010, we had one share-based compensation plan: the Amended and Restated IHS Inc. 2004 Long-Term Incentive Plan, which is described further below.

Stock-based compensation expense for the three years ended November 30 was as follows:

	2010	2009	2008

	(In thousands)
Cost of revenue	$3,633	$2,564	$1,361
Selling, general and administrative expenses	62,841	54,548	38,611

Total stock-based compensation expense	$66,474	$57,112	$39,972

Total income tax benefit recognized in the income statement for share-based compensation arrangements for the three years ended November 30 was as follows:

	2010	2009	2008

	(In thousands)
Income tax benefit	$24,215	$21,131	$14,790

No stock-based compensation cost was capitalized during the years ended November 30, 2010, 2009, or 2008.

Amended and Restated 2004 Long-Term Incentive Plan

The Amended and Restated 2004 Long-Term Incentive Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares, cash-based awards, other stock based awards and covered employee annual incentive awards. The 2004 Directors Stock Plan, a sub-plan under our Amended and Restated 2004 Long-Term Incentive Plan, provides for the grant of restricted stock and restricted stock units to non-employee directors as defined in that plan. We believe that such awards better align the interests of our employees and non-employee directors with those of our shareholders. We have authorized a maximum of 11.25 million shares. As of November 30, 2010, the number of shares available for future grant was 2.2 million.

Total compensation expense related to nonvested awards, both share awards and stock options, not yet recognized was $78.7 million as of November 30, 2010, with a weighted-average recognition period of approximately 1.2 years.

Nonvested Stock. Share awards typically vest from six months to four years. Share awards are generally subject to either cliff vesting or graded vesting. The fair value of nonvested stock is based on the fair value of our common stock on the date of grant. We amortize the value of share awards to expense over the vesting period on a straight-line basis. Just over 35% of our outstanding awards have performance-based vesting provisions. For those awards, an evaluation is made each quarter as to the likelihood of the performance criteria being met. As the number of shares expected to vest increases or decreases, compensation expense is then adjusted up or down to reflect the number of shares expected to vest and the cumulative vesting period met to date. Additionally, we estimate forfeitures at the grant date and recognize compensation cost based on the number of awards expected to vest. There may be adjustments in future periods if the likelihood of meeting performance criteria changes or if actual forfeitures differ from our estimates. Our forfeiture rate is based upon historical experience as well as anticipated employee turnover considering certain qualitative factors.

A summary of the status of our nonvested shares as of November 30, 2010, and changes during the year then ended were as follows:

	Shares	Weighted-Average Grant Date Fair Value

	(in thousands)
Balances, November 30, 2009	2,674	$46.38
Granted	1,821	$56.17
Vested	(1,428)	$44.97
Forfeited	(335)	$51.96

Balances, November 30, 2010	2,732	$48.40

The total fair value of nonvested stock that vested during the year ended November 30, 2010, was $78.0 million based on the weighted-average fair value on the vesting date and $64.2 million based on the weighted-average fair value on the grant date.

Stock Options. Option awards are generally granted with an exercise price equal to the fair market value of our stock at the date of grant. All outstanding options were fully vested as of November 30, 2010, with 8-year contractual terms. No options were granted in the years ended November 30, 2010, 2009, or 2008.

The following table summarizes changes in outstanding stock options during the years ended November 30, 2010, 2009, and 2008, as well as options that are vested and expected to vest and stock options exercisable at November 30, 2010 and 2009:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

	(in thousands)			(in thousands)
Outstanding at November 30, 2008	275	$35.18
Granted	—	—
Exercised	(66)	$32.48
Forfeited	(9)	$37.65

Outstanding at November 30, 2009	200	$35.96	4.9	$2,871
Vested and expected to vest at November 30, 2009	200	$35.96	4.9	$2,871
Exercisable at November 30, 2009	98	$37.65	5.0	$1,243
Outstanding at November 30, 2009	200	$35.96
Granted	—	—
Exercised	(38)	$34.27
Forfeited	—	—

Outstanding at November 30, 2010	162	$36.36	4.1	$5,825
Vested and expected to vest at November 30, 2010	162	$36.36	4.1	$5,825
Exercisable at November 30, 2010	162	$36.36	4.1	$5,825

The aggregate intrinsic value amounts in the table above represent the difference between the closing prices of our common stock on November 30, 2009 and 2010, which were $50.28 and $72.32, respectively, and the exercise price, multiplied by the number of in-the-money stock options as of the same date. This represents the amounts that would have been received by the stock option holders if they had all exercised their stock options on the respective year-end date. In future periods, the intrinsic value will change depending on fluctuations in our stock price. The total intrinsic value of stock options exercised during the year ended November 30, 2010, was $1.1 million.

14. Employee Retirement Benefits

Defined Benefit Plans

We sponsor a non-contributory, defined-benefit retirement plan (the U.S. RIP) for all of our U.S. employees with at least one year of service. We also have a defined-benefit pension plan (the U.K. RIP) that covers certain employees of a subsidiary based in the United Kingdom. We also have an unfunded Supplemental Income Plan (SIP), which is a non-qualified pension plan, for certain company personnel. Benefits for all three plans are generally based on years of service and either average or cumulative base compensation. Plan funding strategies are influenced by employee benefit laws and tax laws. The U.K. RIP includes a provision for employee contributions and inflation-based benefit increases for retirees.

During 2010, the Company approved a plan design change for the U.S. RIP that will be effective March 1, 2011. This change is considered to be a prospective plan amendment pursuant to existing pension accounting guidance. Accordingly, we have reflected the modification to the U.S. RIP within the November 30, 2010 balance sheet, which resulted in a $5.3 million reduction in liability that will be amortized over the remaining average future working lifetime of the employee group, which is approximately six years.

In 2010, we also made the decision to discontinue future benefit accruals under the U.K. RIP, which resulted in a $0.8 million reduction of liability because of the curtailment.

Total defined-benefit pension-plan (income) expense was $6.7 million, $(0.5) million and $(1.7) million for the years ending November 30, 2010, 2009, and 2008, respectively.

Both the U.S. RIP and U.K. RIP plan assets consist primarily of equity securities with smaller holdings of bonds and alternative assets. Equity assets are diversified between international and domestic investments, with additional diversification in the domestic category through allocations to large-cap, mid-cap, and growth and value investments.

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

The following compares target asset allocation percentages as of the beginning of 2010 with actual asset allocations at the end of 2010:

	U.S. RIP Assets		U.K. RIP Assets
	Target Allocations	Actual Allocations	Target Allocations	Actual Allocations

Equities	65%	66%	55%	51%
Fixed Income	30	29	45	44
Alternatives/Other	5	5	—	5

Investment return assumptions for both plans have been determined by obtaining independent estimates of expected long-term rates of return by asset class and applying the returns to assets on a weighted-average basis.

We expect to contribute approximately $1.7 million to the U.K. RIP and approximately $0.7 million to the SIP during 2011. We do not expect to make any contributions for the U.S. RIP in 2011.

The following table provides the expected benefit payments for our pension plans:

	U.S. RIP	U.K. RIP	SIP	Total

	(In thousands)
2011	$18,245	$700	$696	$19,641
2012	18,488	722	697	19,907
2013	17,060	744	630	18,434
2014	16,038	766	598	17,402
2015	15,780	766	577	17,123
2016 - 2020	72,971	4,188	2,642	79,801

The following represents our net periodic pension (income) expense:

	Year Ended November 30, 2010
	U.S. RIP	U.K. RIP	SIP	Total

	(In thousands)
Service costs incurred	$8,015	$644	$213	$8,872
Interest costs on projected benefit obligation	11,971	1,780	415	14,166
Expected return on plan assets	(20,151)	(2,135)	—	(22,286)
Amortization of prior service cost (benefit)	(473)	—	44	(429)
Amortization of actuarial loss	5,984	197	179	6,360
Amortization of transitional obligation/(asset)	—	—	40	40

Net periodic pension expense	$5,346	$486	$891	$6,723

	Year Ended November 30, 2009
	U.S. RIP	U.K. RIP	SIP	Total

	(In thousands)
Service costs incurred	$6,912	$525	$233	$7,670
Interest costs on projected benefit obligation	12,921	1,585	490	14,996
Expected return on plan assets	(20,906)	(1,730)	—	(22,636)
Amortization of prior service cost (benefit)	(473)	—	44	(429)
Amortization of actuarial loss	—	—	85	85
Amortization of transitional obligation/(asset)	(229)	—	40	(189)
Settlement expense	—	—	53	53

Net periodic pension (income) expense	$(1,775)	$380	$945	$(450)

	Year Ended November 30, 2008
	U.S. RIP	U.K. RIP	SIP	Total

	(In thousands)
Service costs incurred	$6,289	$907	$286	$7,482
Interest costs on projected benefit obligation	11,998	2,055	456	14,509
Expected return on plan assets	(21,470)	(2,141)	—	(23,611)
Amortization of prior service cost (benefit)	(473)	—	44	(429)
Amortization of actuarial loss	—	—	203	203
Amortization of transitional obligation/(asset)	(568)	—	40	(528)
Settlement expense	693	—	—	693

Net periodic pension (income) expense	$(3,531)	$821	$1,029	$(1,681)

The changes in the projected benefit obligation, plan assets and the funded status of the pension plans were as follows:

	November 30, 2010
	Underfunded
	U.S. RIP	U.K. RIP	SIP	Consolidated

	(In thousands)
Change in projected benefit obligation:
Net benefit obligation at November 30, 2009	$211,879	$35,545	$7,399	$254,823
Service costs incurred	8,015	644	213	8,872
Employee contributions	—	209	—	209
Interest costs on projected benefit obligation	11,971	1,780	415	14,166
Actuarial loss	12,740	(874)	131	11,997
Gross benefits paid	(13,541)	(755)	(507)	(14,803)
Plan amendment	(5,288)	—	(117)	(5,405)
Settlement expense	—	(751)	—	(751)
Foreign currency exchange rate change	—	(1,859)	—	(1,859)

Net benefit obligation at November 30, 2010	$225,776	$33,939	$7,534	$267,249

Change in plan assets:
Fair value of plan assets at November 30, 2009	$203,403	$32,226	$—	$235,629
Actual return on plan assets	18,644	1,830	—	20,474
Employer contributions	—	1,833	507	2,340
Employee contributions	—	209	—	209
Gross benefits and settlements paid	(13,541)	(755)	(507)	(14,803)
Foreign currency exchange rate change	—	(1,704)	—	(1,704)

Fair value of plan assets at November 30, 2010	$208,506	$33,639	$—	$242,145

Funded status:
Projected benefit obligation at November 30, 2010	$(225,776)	$(33,939)	$(7,534)	$(267,249)
Fair value of plan assets at November 30, 2010	208,506	33,639	—	242,145

Funded status—Underfunded	$(17,270)	$(300)	$(7,534)	$(25,104)

Amounts recognized in the Consolidated Balance Sheets:
Accrued liability	$(17,270)	$(300)	$(7,534)	$(25,104)

Amounts in Accumulated Other Comprehensive Income not yet recognized as components of net periodic pension expense (income), pretax:
Net prior service cost (benefit)	$(8,182)	$—	$(42)	$(8,224)
Net actuarial loss (gain)	119,783	3,696	1,779	125,258
Net transitional obligation (asset)	—	—	239	239

Total not yet recognized	$111,601	$3,696	$1,976	$117,273

	November 30, 2009
	Underfunded
	U.S. RIP	U.K. RIP	SIP	Consolidated

	(In thousands)
Change in projected benefit obligation:
Net benefit obligation at November 30, 2008	$179,467	$22,295	$6,778	$208,540
Service costs incurred	6,912	525	233	7,670
Employee contributions	—	231	—	231
Interest costs on projected benefit obligation	12,921	1,585	490	14,996
Actuarial loss	26,468	9,605	321	36,394
Gross benefits paid	(13,889)	(914)	(476)	(15,279)
Settlement expense	—	—	53	53
Foreign currency exchange rate change	—	2,218	—	2,218

Net benefit obligation at November 30, 2009	$211,879	$35,545	$7,399	$254,823

Change in plan assets:
Fair value of plan assets at November 30, 2008	$186,900	$23,630	$—	$210,530
Actual return on plan assets	30,392	5,142	—	35,534
Employer contributions	—	2,091	476	2,567
Employee contributions	—	231	—	231
Gross benefits and settlements paid	(13,889)	(914)	(476)	(15,279)
Foreign currency exchange rate change	—	2,046	—	2,046

Fair value of plan assets at November 30, 2009	$203,403	$32,226	$—	$235,629

Funded status:
Projected benefit obligation at November 30, 2009	$(211,879)	$(35,545)	$(7,399)	$(254,823)
Fair value of plan assets at November 30, 2009	203,403	32,226	—	235,629

Funded status—Underfunded	$(8,476)	$(3,319)	$(7,399)	$(19,194)

Amounts recognized in the Consolidated Balance Sheets:
Accrued liability	$(8,476)	$(3,319)	$(7,399)	$(19,194)

Amounts in Accumulated Other Comprehensive Income not yet recognized as components of net periodic pension expense (income), pretax:
Net prior service cost (benefit)	$(3,367)	$—	$119	$(3,248)
Net actuarial loss (gain)	111,519	5,480	1,827	118,826
Net transitional obligation (asset)	—	—	278	278

Total not yet recognized	$108,152	$5,480	$2,224	$115,856

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

Amortization Amounts Expected to be Recognized in Net Periodic Pension and Post-retirement Expense (Income) during Fiscal Year Ending November 30, 2011, pretax:

	U.S. RIP	U.K. RIP	SIP	Total

	(In thousands)
Amortization of net actuarial loss	$9,851	$37	$169	$10,057
Amortization of transitional obligation	$—	$—	$40	$40
Amortization of net prior service cost (benefit)	$(1,343)	$—	$(7)	$(1,350)

Pension expense (income) is actuarially calculated annually based on data available at the beginning of each year. We determine the expected return on plan assets by multiplying the expected long-term rate of return on assets by the market-related value of plan assets. The market-related value of plan assets is a calculated value that recognizes investment gains and losses in fair value over five years. Assumptions used in the actuarial calculation include the discount rate selected and disclosed at the end of the previous year as well as other assumptions detailed in the table below, for the years ended November 30:

	U.S. RIP		U.K. RIP		SIP
	2010	2009	2010	2009	2010	2009

Weighted-average assumptions as of year-end
Discount rate	5.50%	5.90%	5.50%	5.40%	5.50%	5.90%
Average salary increase rate	4.50	4.50	—	4.50	4.50	4.50
Expected long-term rate of return on assets	8.25	8.25	6.50	7.00	—	—

Fair Value Measurements

Financial instruments included in plan assets carried at fair value as of November 30, 2010 and measured at fair value on a recurring basis are classified as follows:

—

Level 1 Inputs—Quoted prices (unadjusted) for identical assets or liabilities in active markets that are accessible as of the measurement date. Level 1 consists of equity securities and fixed income securities of $135.8 million.

—

Level 2 Inputs—Inputs other than quoted prices within Level 1 that are observable either directly or indirectly, including but not limited to quoted prices in markets that are not active, quoted prices in active markets for similar assets or liabilities, and observable inputs other than quoted prices such as interest rates or yield curves. Level 2 consists of collective trust funds holding equity securities and fixed income securities of $96.2 million.

—

Level 3 Inputs—Unobservable inputs reflecting our own assumptions about the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. Level 3 consists of an investment in a real estate fund of $10.1 million.

Defined Contribution Plan

Employees of certain subsidiaries may participate in defined contribution plans. Benefit expense relating to these plans was approximately $6.9 million, $5.4 million and $5.1 million for 2010, 2009, and 2008, respectively.

15. Post-retirement Benefits

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

The obligation under our plan was determined by the application of the terms of medical and life insurance plans together with relevant actuarial assumptions. Effective 2006, IHS does not provide prescription drug coverage for Medicare-eligible retirees except through a Medicare Advantage fully insured option; therefore our liability does not reflect any impact of the Medicare Modernization Act Part D subsidy. The discount rate used in determining the accumulated post-retirement benefit obligation was 5.5%, 5.9% and 7.5% at November 30, 2010, 2009, and 2008, respectively.

Our net periodic post-retirement expense (income) and changes in the related projected benefit obligation were as follows:

	2010	2009	2008

	(In thousands)
Service costs incurred	$48	$57	$100
Interest costs	559	632	634
Amortization of prior service cost(1)	(3,229)	(3,229)	(3,229)
Amortization of net actuarial loss	683	306	472

Net periodic post-retirement income	$(1,939)	$(2,234)	$(2,023)

	Year Ended November 30, 2010	Year Ended November 30, 2009

	(In thousands)
Change in projected post-retirement benefit obligation:
Post-retirement benefit obligation at beginning of year	$9,914	$8,852
Service costs	48	57
Interest costs	559	632
Actuarial loss (gain)	403	1,175
Benefits paid	(868)	(802)

Post-retirement benefit obligation at end of year	$10,056	$9,914

Funded status—Unfunded:	$(10,056)	$(9,914)

Amounts recognized in the Consolidated Balance Sheets:
Accrued liability	$(10,056)	$(9,914)

Amounts in Accumulated Other Comprehensive Income not yet recognized as components of net periodic pension expense (income), pretax:
Net prior service benefit	$(325)	$(3,554)
Net actuarial loss	3,684	3,964
Net transitional obligation (assets)	—	—

Total not yet recognized	$3,359	$410

Amortization Amounts Expected to be Recognized in Net Periodic Pension and Post-retirement Expense (Income) during Fiscal Year Ending November 30, 2011, pretax:
Amortization of net actuarial loss	$678
Amortization of transitional obligation	—
Amortization of net prior service benefit	(325)

(1)	We amended our plan in 2006. The plan was amended to limit benefits to be paid for future health-care costs. IHS no longer subsidizes the cost of coverage for retiree-medical coverage. Certain employees were grandfathered with the IHS subsidy capped at different rates per month depending on individual retirees’ Medicare eligibility. This change resulted in a $15.9 million negative plan amendment to be amortized over a period of time resulting in net periodic post-retirement benefit income in 2006 through 2011.

Employer contributions to the post-retirement benefit plan expected to be paid during the year ending November 30, 2011, are approximately $0.9 million.

The following table provides the expected cash out-flows for our post-retirement benefit plan (in thousands):

2011	$878
2012	897
2013	897
2014	892
2015	873
2016 - 2020	3,993

A one-percentage-point change in assumed health-care-cost-trend rates would have no effect on service cost, interest cost, or the post-retirement benefit obligation as of November 30, 2010 because the IHS subsidy is capped.

16. Common Stock and Earnings per Share

As of November 30, 2010, our authorized capital stock consisted of 160,000,000 shares of Class A common stock. We increased the number of authorized shares from 80,000,000 shares to 160,000,000 shares on May 6, 2010, as a result of shareholder approval of the increase. Prior to September 18, 2008, our authorized capital stock consisted of 80,000,000 shares of Class A common stock and 13,750,000 shares of Class B common stock. These classes had equal dividend rights and liquidation rights. However, the holders of our Class A common stock were entitled to one vote per share and the holder of our Class B common stock was entitled to ten votes per share on all matters to be voted upon by the shareholders. Each share of Class B common stock was convertible at any time at the option of the holder into one share of Class A common stock. On September 18, 2008, the holder of our 13,750,000 shares of Class B common stock converted those shares to 13,750,000 Class A common shares. In exchange for this conversion, the number of allowable demand registrations available to that shareholder increased from two to four.

Weighted average common shares outstanding were calculated as follows:

	Years Ended November 30,
	2010	2009	2008

Weighted average common shares outstanding:
Shares used in basic earnings per share calculation	63,964	63,055	62,063
Effect of dilutive securities:
Deferred stock units	91	55	40
Restricted stock units	612	797	795
Stock options	52	33	59

Shares used in diluted earnings per share calculation	64,719	63,940	62,957

Share Buyback Program

During 2006, our board of directors approved a program to reduce the dilutive effects of employee equity grants, by allowing employees to surrender shares back to the Company for a value equal to their statutory tax liability. IHS then pays the statutory tax on behalf of the employee. Additionally, our board of directors periodically approves additional buyback programs whereby IHS acquires shares in the open market to more fully offset the dilutive effect of our employee equity programs. During the year ended November 30, 2010, we accepted 484,648 shares surrendered by employees under the tax withholding program for approximately $26.4 million, or $54.57 per share. No shares were repurchased in 2010 or 2009 pursuant to the share buyback program.

17. Long-Term Leases, Commitments and Contingencies

Rental charges in 2010, 2009, and 2008 approximated $27.5 million, $29.3 million and $21.2 million, respectively. Minimum rental commitments under non-cancelable operating leases in effect at November 30, 2010, are as follows (in thousands):

2011	$24,599
2012	21,593
2013	19,463
2014	18,265
2015	18,109
2016 and thereafter	66,364

Total	$168,393

We had outstanding letters of credit and bank guarantees in the aggregate amount of approximately $2.1 million and $2.4 million at November 30, 2010 and 2009, respectively.

From time to time, we are involved in litigation, most of which is incidental to our business. In our opinion, no litigation to which we currently are a party is likely to have a material adverse effect on our results of operations or financial condition.

18. Supplemental Cash Flow Information

Net cash provided by operating activities reflects cash payments for interest and income taxes as shown below, for the years ended November 30:

	2010	2009	2008

	(In thousands)
Interest paid	$1,422	$1,799	$1,088

Income tax payments, net	$38,877	$27,403	$28,744

Cash and cash equivalents amounting to approximately $200.7 million and $124.2 million reflected on the consolidated balance sheets at November 30, 2010 and 2009, respectively, are maintained primarily in U.S. Dollars, Canadian Dollars, British Pounds, and Euros, and were subject to fluctuations in the current exchange rate.

19. Segment Information

We prepare our financial reports and analyze our business results within our three reportable geographic segments: Americas, EMEA and APAC. During 2008, we reorganized our management structure to a geographic focus, the point of contact with our customers. This new integrated global organization makes it easier for our customers to do business with us by providing a more cohesive, consistent, and effective sales and marketing approach in each region. By structuring our business around our geographic segments, we are able to tailor and expand the solutions we offer to meet the unique needs of our customers both globally and in local markets. We are also able to manage our activities according to the best practices of each. This structure provides a solid foundation for growth in each market for all of our capabilities. It allows us a more efficient method of bringing new products and services to customers, and supports growth in existing accounts and with new customers and markets.

As our APAC operations have evolved, the management structure of the region has also evolved, and going forward, will include responsibility for overseeing India. Accordingly, in 2011, India will be moved from our EMEA region to our APAC region.

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

No single customer accounted for 10% or more of our total revenue for the year ended November 30, 2010. There are no material inter-segment revenues for any period presented.

As shown below, certain corporate transactions are not allocated to the reportable segments. Amounts not allocated include, but are not limited to, such items as stock-based compensation expense, net periodic pension and post-retirement benefits expense, corporate-level impairments, and gain (loss) on sales of corporate assets.

	Americas	EMEA	APAC	Shared Services	Consolidated Total

	(In thousands)
2010
Revenue	$670,811	$311,916	$92,733	$—	$1,075,460
Operating income	203,451	69,689	29,574	(115,971)	186,743
Depreciation and amortization	41,884	15,257	154	2,179	59,474
Assets	1,350,520	657,384	62,955	84,843	2,155,702
2009
Revenue	$602,641	$287,855	$76,804	$—	$967,300
Operating income	191,754	60,576	24,650	(97,094)	179,886
Depreciation and amortization	31,750	14,927	115	2,354	49,146
Assets	943,769	595,178	62,244	74,397	1,675,588
2008
Revenue	$520,925	$263,457	$59,648	$—	$844,030
Operating income	160,757	43,758	18,098	(89,602)	133,011
Depreciation and amortization	23,187	12,997	132	3,094	39,410
Assets	862,896	445,667	66,817	60,800	1,436,180

Goodwill rollforward was as follows:

	Americas	EMEA	APAC	Consolidated Total

	(In thousands)
Balance at November 30, 2008	$465,001	$187,000	$53,076	$705,077
Acquisitions	51,843	104,175	—	156,018
Adjustment to purchase price	(8,865)	(5,910)	—	(14,775)
Foreign currency translation	5,714	23,708	—	29,422

Balance at November 30, 2009	513,693	308,973	53,076	875,742

Acquisitions	240,440	15,035	—	255,475
Adjustment to purchase price	288	(239)	—	49
Foreign currency translation	3,706	(14,142)	—	(10,436)

Balance at November 30, 2010	758,127	309,627	53,076	1,120,830

Revenue by transaction type was as follows:

	Years Ended November 30,
	2010	2009	2008

	(In thousands)
Subscription revenue	$836,039	$749,123	$627,164
Consulting revenue	62,331	60,496	56,197
Transaction revenue	64,162	58,980	69,614
Other revenue	112,928	98,701	91,055

Total revenue	$1,075,460	$967,300	$844,030

Revenue by information domain was as follows:

	Years Ended November 30,
	2010	2009	2008

	(In thousands)
Energy revenue	$472,240	$448,798	$442,919
Product Lifecycle revenue	344,935	298,968	290,637
Security revenue	112,061	105,566	75,192
Environment revenue	61,015	33,195	22,456
Macroeconomic Forecasting and Intersection revenue	85,209	80,773	12,826

Total revenue	$1,075,460	$967,300	$844,030

20. Quarterly Results of Operations (Unaudited)

The following summarizes certain quarterly results of operations:

	Three Months Ended
	February 28	May 31	August 31	November 30

	(In thousands)
2010
Revenue	$240,735	$266,480	$272,059	$296,186
Cost of revenue	105,206	112,938	115,791	123,943
Net income	26,823	38,478	34,559	41,455
Net income attributable to IHS Inc.	26,823	38,478	34,559	41,455
Earnings per share:
Basic	$0.42	$0.60	$0.54	$0.65
Diluted	$0.42	$0.60	$0.53	$0.64
2009
Revenue	$235,411	$235,276	$239,485	$257,128
Cost of revenue	102,717	97,860	101,707	107,662
Net income	28,144	33,058	34,706	41,199
Net income attributable to IHS Inc.	27,104	31,954	34,706	41,199
Earnings per share:
Basic	$0.43	$0.51	$0.55	$0.65
Diluted	$0.43	$0.50	$0.54	$0.64

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

Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”). Our principal executive officer and our principal financial officer have chosen the COSO framework on which to base their assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of November 30, 2010.

The Company’s independent registered public accounting firm has audited, and reported on, the effectiveness of our internal control over financial reporting. Management’s report and the independent registered public accounting firm’s report are included under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting,” respectively, in Item 8 of this Form 10-K and are incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part  III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item concerning our executive officers, directors, compliance with Section 16 of the Securities and Exchange Act of 1934, and our code of ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer is incorporated by reference to the information set forth in the sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and Board of Directors—Code of Conduct” in our Proxy Statement for our 2010 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than March 30, 2011, which is 120 days after the fiscal year ended November 30, 2010 (the “Proxy Statement”).

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the information set forth in the sections entitled “Corporate Governance and Board of Directors—Director Compensation” and “Executive Compensation” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated by reference to the information set forth in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information set forth in the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information set forth in the section entitled “Ratification of the Appointment of Independent Registered Public Accountants—Accounting and Non-Audit Fees” in the Proxy Statement.

Part  IV

Item 15. Exhibits and Financial Statement Schedules

(a) Index of Financial Statements

The Financial Statements listed in the Index to Consolidated Financial Statements are filed as part of this report on Form 10-K (see Part II, Item 8—Financial Statements and Supplementary Data).

(b) Index of Exhibits

The following exhibits are filed as part of this report:

Exhibit Index

Exhibit Number	Description

3.1*	Amended and Restated Certificate of Incorporation

3.2**	Amended and Restated By-Laws

4.1***	Form of Class A Common Stock Certificate

4.2***	Rights Agreement between IHS Inc. and Computershare Trust Company, Inc., as Rights Agent

4.3†	Amendment to Rights Agreement Designating American Stock Transfer & Trust as Rights Agent

10.1††	Amended and Restated IHS Inc. 2004 Long-Term Incentive Plan

10.2*	Amended and Restated IHS Inc. 2004 Directors Stock Plan

10.3**	IHS Inc. Employee Stock Purchase Plan

10.4**	IHS Supplemental Income Plan

10.5††	Summary of Non-Employee Director Compensation

10.6**	Form of Indemnification Agreement between the Company and its Directors

10.7**	IHS Executive Relocation Policy (2004)

10.8†††	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Stock Option Award—Senior Executive Level

10.9†††	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Stock Option Award—Executive Level

10.10†††	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Restricted Stock Unit Award—Senior Executive Level

10.11†††	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Restricted Stock Unit Award—Time-Based

10.12†††	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Restricted Stock Unit Award—Performance-Based

Exhibit Number	Description

10.13***	IHS Inc. 2004 Long-Term Incentive Plan, Form of Restricted Stock Unit Award—Performance-Based

10.14***	Employment Agreement by and between IHS Inc. and Michael J. Sullivan, dated as of November 1, 2004

10.15‡	Employment Agreement by and between IHS Inc. and Jeffrey R. Tarr, dated as of December 1, 2004

10.16‡‡‡‡	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2010 Restricted Stock Unit Award—Performance-Based

10.17*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2011 Restricted Stock Unit Award—Performance-Based

10.18‡‡	Employment Agreement by and between IHS Inc. and Scott Key, dated as of October 31, 2007

10.19‡‡	Amendment to Employment Agreement by and between IHS Inc. and Michael J. Sullivan, dated as of October 21, 2009

10.20‡‡	Amendment to Employment Agreement by and between IHS Inc. and Jeffrey R. Tarr, dated as of October 22, 2009

10.21‡‡	Amendment to Employment Agreement by and between IHS Inc. and Scott Key, dated as of October 22, 2009

10.22*	Employment Agreement by and between IHS Global Inc. and Daniel H. Yergin, dated as of July 2, 2010

10.23‡‡‡

Credit Agreement by and among IHS Inc., and certain of its subsidiaries, and J.P. Morgan, Bank of America N.A., RBS Citizens, N.A., Wells Fargo Bank, National Association, and BBVA Compass dated as of January 5, 2011.

21*	List of Subsidiaries of the Registrant

23*	Consent of Ernst & Young LLP

24*	Power of Attorney

31.1*	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS****	XBRL Instance Document

101.SCH****	XBRL Taxonomy Extension Schema Document

101.CAL****	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF****	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB****	XBRL Taxonomy Extension Label Linkbase Document

101.PRE****	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed electronically herewith.
**	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2009, and incorporated herein by reference.
***	Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement on Form S-1 (No. 333-122565) of the Registrant and incorporated herein by reference.
****	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
†	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Annual Report on Form 10-K for the period ended November 30, 2008, and incorporated herein by reference.
††	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-151082) and incorporated herein by reference.
†††	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Annual Report on Form 10-K for the period ended November 30, 2006, and incorporated herein by reference.
‡	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended February 28, 2006, and incorporated herein by reference.
‡‡	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Annual Report on Form 10-K for the period ended November 30, 2009, and incorporated herein by reference.
‡‡‡	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Periodic Report on Form 8-K dated January 6, 2011, and incorporated herein by reference.
‡‡‡‡	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Periodic Report on Form 8-K dated January 6, 2011, and incorporated herein by reference.

(c) Financial Statement Schedules

All schedules for the Registrant have been omitted since the required information is not present or because the information is included in the financial statements or notes thereto.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 14, 2011.

IHS INC.

By:	/s/ STEPHEN GREEN
Name:	Stephen Green
Title:	Senior Vice President and General Counsel

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 14th day of January, 2011.

Signature	Title

/S/ JERRE L. STEAD Jerre L. Stead	Chairman and Chief Executive Officer (Principal Executive Officer)

/S/ MICHAEL J. SULLIVAN Michael J. Sullivan	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ HEATHER MATZKE-HAMLIN Heather Matzke-Hamlin	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

* C. Michael Armstrong	Director

* Steven A. Denning	Director

* Ruann F. Ernst	Director

* Brian H. Hall	Director

* Roger Holtback	Director

* Balakrishnan S. Iyer	Director

* Michael Klein	Director

* Richard W. Roedel	Director

Signature	Title

* Christoph v. Grolman	Director

*By:	/s/ STEPHEN GREEN
Stephen Green
Attorney-in-Fact

Exhibit Index

Exhibit Number	Description

3.1*	Amended and Restated Certificate of Incorporation

3.2**	Amended and Restated By-Laws

4.1***	Form of Class A Common Stock Certificate

4.2***	Rights Agreement between IHS Inc. and Computershare Trust Company, Inc., as Rights Agent

4.3†	Amendment to Rights Agreement Designating American Stock Transfer & Trust as Rights Agent

10.1††	Amended and Restated IHS Inc. 2004 Long-Term Incentive Plan

10.2*	Amended and Restated IHS Inc. 2004 Directors Stock Plan

10.3**	IHS Inc. Employee Stock Purchase Plan

10.4**	IHS Supplemental Income Plan

10.5††	Summary of Non-Employee Director Compensation

10.6**	Form of Indemnification Agreement between the Company and its Directors

10.7**	IHS Executive Relocation Policy (2004)

10.8†††	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Stock Option Award—Senior Executive Level

10.9†††	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Stock Option Award—Executive Level

10.10†††	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Restricted Stock Unit Award—Senior Executive Level

10.11†††	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Restricted Stock Unit Award—Time-Based

10.12†††	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Restricted Stock Unit Award—Performance-Based

10.13***	IHS Inc. 2004 Long-Term Incentive Plan, Form of Restricted Stock Unit Award—Performance-Based

10.14***	Employment Agreement by and between IHS Inc. and Michael J. Sullivan, dated as of November 1, 2004

10.15‡	Employment Agreement by and between IHS Inc. and Jeffrey R. Tarr, dated as of December 1, 2004

10.16‡‡‡‡	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2010 Restricted Stock Unit Award—Performance-Based

10.17*	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2011 Restricted Stock Unit Award—Performance-Based

10.18‡‡	Employment Agreement by and between IHS Inc. and Scott Key, dated as of October 31, 2007

10.19‡‡	Amendment to Employment Agreement by and between IHS Inc. and Michael J. Sullivan, dated as of October 21, 2009

Exhibit Number	Description

10.20‡‡	Amendment to Employment Agreement by and between IHS Inc. and Jeffrey R. Tarr, dated as of October 22, 2009

10.21‡‡	Amendment to Employment Agreement by and between IHS Inc. and Scott Key, dated as of October 22, 2009

10.22*	Employment Agreement by and between IHS Global Inc. and Daniel H. Yergin, dated as of July 2, 2010

10.23‡‡‡

Credit Agreement by and among IHS Inc., and certain of its subsidiaries, and J.P. Morgan, Bank of America N.A., RBS Citizens, N.A., Wells Fargo Bank, National Association, and BBVA Compass dated as of January 5, 2011.

21	List of Subsidiaries of the Registrant

23*	Consent of Ernst & Young LLP

24*	Power of Attorney

31.1*	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS****	XBRL Instance Document

101.SCH****	XBRL Taxonomy Extension Schema Document

101.CAL****	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF****	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB****	XBRL Taxonomy Extension Label Linkbase Document

101.PRE****	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed electronically herewith.
**	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2009, and incorporated herein by reference.
***	Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement on Form S-1 (No. 333-122565) of the Registrant and incorporated herein by reference.
****	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
†	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Annual Report on Form 10-K for the period ended November 30, 2008, and incorporated herein by reference.
††	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-151082) and incorporated herein by reference.
†††	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Annual Report on Form 10-K for the period ended November 30, 2006, and incorporated herein by reference.
‡	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended February 28, 2006, and incorporated herein by reference.
‡‡	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Annual Report on Form 10-K for the period ended November 30, 2009, and incorporated herein by reference.
‡‡‡	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Periodic Report on Form 8-K dated January 6, 2011, and incorporated herein by reference.
‡‡‡‡	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Periodic Report on Form 8-K dated January 6, 2011, and incorporated herein by reference.