Form 10-Q
period 2011-02-28
IHS Inc.
filed 2011-03-23
CIK 1316360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________
FORM 10-Q
  ___________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-32511
 ___________________________________________________
IHS INC.
(Exact name of registrant as specified in its charter)
 ___________________________________________________

Delaware	13-3769440
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
15 Inverness Way East
Englewood, CO 80112
(Address of Principal Executive Offices)
(303) 790-0600
(Registrant’s telephone number, including area code)
 ___________________________________________________
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of February 28, 2011, there were 64,838,960 shares of our Class A Common Stock outstanding.

PART I.   FINANCIAL INFORMATION

Item 1.	Financial Statements
IHS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per-share amounts)

	As of	As of
	February 28, 2011	November 30, 2010
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$251,677	$200,735
Accounts receivable, net	288,155	256,552
Income tax receivable	13,627	—
Deferred subscription costs	49,623	41,449
Deferred income taxes	23,299	33,532
Other	28,837	20,466
Total current assets	655,218	552,734
Non-current assets:
Property and equipment, net	102,229	93,193
Intangible assets, net	377,005	384,568
Goodwill, net	1,140,007	1,120,830
Other	7,880	4,377
Total non-current assets	1,627,121	1,602,968
Total assets	$2,282,339	$2,155,702
Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$17,115	$19,054
Accounts payable	41,220	35,854
Accrued compensation	24,312	51,233
Accrued royalties	27,768	24,338
Other accrued expenses	44,488	51,307
Income tax payable	—	4,350
Deferred subscription revenue	479,705	392,132
Total current liabilities	634,608	578,268
Long-term debt	281,303	275,095
Accrued pension liability	27,093	25,104
Accrued post-retirement benefits	10,157	10,056
Deferred income taxes	72,282	73,586
Other liabilities	18,923	17,512
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.01 par value per share, 160,000,000 shares authorized, 67,107,987 and 66,250,283 shares issued, and 64,838,960 and 64,248,547 shares outstanding at February 28, 2011 and November 30, 2010, respectively	671	662
Additional paid-in capital	570,363	541,108
Treasury stock, at cost: 2,269,027 and 2,001,736 shares at February 28, 2011 and November 30, 2010, respectively	(123,058)	(101,554)
Retained earnings	891,213	860,497
Accumulated other comprehensive loss	(101,216)	(124,632)
Total stockholders’ equity	1,237,973	1,176,081
Total liabilities and stockholders’ equity	$2,282,339	$2,155,702
See accompanying notes.

IHS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per-share amounts)

	Three Months Ended February 28,
	2011	2010
	(Unaudited)
Revenue:
Products	$260,869	$212,682
Services	34,133	28,053
Total revenue	295,002	240,735
Operating expenses:
Cost of revenue:
Products	109,558	89,123
Services	18,626	16,083
Total cost of revenue (includes stock-based compensation expense of $854 and $1,432 for the three months ended February 28, 2011 and 2010, respectively)	128,184	105,206
Selling, general and administrative (includes stock-based compensation expense of $21,244 and $17,870 for the three months ended February 28, 2011 and 2010, respectively)	101,772	84,652
Depreciation and amortization	18,201	13,830
Acquisition-related costs	3,306	—
Net periodic pension and post-retirement expense	2,732	1,194
Other expense (income), net	505	(885)
Total operating expenses	254,700	203,997
Operating income	40,302	36,738
Interest income	185	104
Interest expense	(1,662)	(365)
Non-operating expense, net	(1,477)	(261)
Income from continuing operations before income taxes	38,825	36,477
Provision for income taxes	(8,116)	(9,528)
Income from continuing operations	30,709	26,949
Income (loss) from discontinued operations, net	7	(126)
Net income	$30,716	$26,823

Basic earnings per share:
Income from continuing operations	$0.48	$0.42
Income (loss) from discontinued operations, net	$—	$—
Net income	$0.48	$0.42
Weighted average shares used in computing basic earnings per share	64,485	63,539

Diluted earnings per share:
Income from continuing operations	$0.47	$0.42
Income (loss) from discontinued operations, net	$—	$—
Net income	$0.47	$0.42
Weighted average shares used in computing diluted earnings per share	65,415	64,429

See accompanying notes.

IHS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended February 28,
	2011	2010
	(Unaudited)
Operating activities:
Net income	$30,716	$26,823
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	18,201	13,830
Stock-based compensation expense	22,098	19,302
Excess tax benefit from stock-based compensation	(7,925)	(4,471)
Non-cash net periodic pension and post-retirement expense	2,603	851
Deferred income taxes	7,868	7,901
Change in assets and liabilities:
Accounts receivable, net	(30,683)	(36,425)
Other current assets	(13,971)	(8,282)
Accounts payable	4,327	3,696
Accrued expenses	(24,365)	(25,697)
Income tax payable	(10,045)	(6,831)
Deferred subscription revenue	80,384	65,519
Other liabilities	60	(804)
Net cash provided by operating activities	79,268	55,412
Investing activities:
Capital expenditures on property and equipment	(15,541)	(7,172)
Acquisitions of businesses, net of cash acquired	—	(18,500)
Intangible assets acquired	(2,400)	—
Change in other assets	(547)	(986)
Settlements of forward contracts	(145)	(819)
Net cash used in investing activities	(18,633)	(27,477)
Financing activities:
Proceeds from borrowings	320,000	20,000
Repayment of borrowings	(315,832)	(3,224)
Payment of debt issuance costs	(6,302)	—
Excess tax benefit from stock-based compensation	7,925	4,471
Proceeds from the exercise of employee stock options	1,504	189
Repurchases of common stock	(21,504)	(18,151)
Net cash provided by (used in) financing activities	(14,209)	3,285
Foreign exchange impact on cash balance	4,516	(5,979)
Net increase in cash and cash equivalents	50,942	25,241
Cash and cash equivalents at the beginning of the period	200,735	124,201
Cash and cash equivalents at the end of the period	$251,677	$149,442

See accompanying notes.

IHS INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Shares of Class A Common Stock	Class A Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at November 30, 2010 (Audited)	64,249	$662	$541,108	$(101,554)	$860,497	$(124,632)	$1,176,081
Stock-based award activity	590	9	21,330	(21,504)	—	—	(165)
Excess tax benefit on vested shares	—	—	7,925	—	—	—	7,925
Net income	—	—	—	—	30,716	—	30,716
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	23,416	23,416
Comprehensive income, net of tax	—	—	—	—	—	—	54,132
Balance at Febuary 28, 2011	64,839	$671	$570,363	$(123,058)	$891,213	$(101,216)	$1,237,973
See accompanying notes.

IHS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of IHS Inc. (IHS, we, our, or us) have been prepared on substantially the same basis as our annual consolidated financial statements and should be read in conjunction with our annual report on Form 10-K for the year ended November 30, 2010. In our opinion, these condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented, and such adjustments are of a normal, recurring nature.

Historically, our business has had seasonal aspects. For instance, our second quarter results benefit from the inclusion of revenue from CERAWeek, an annual energy executive gathering. In addition, every three years, our third quarter benefits from the inclusion of revenue generated by the triennial release of the Boiler Pressure Vessel Code (BPVC) engineering standard. The BPVC benefit most recently occurred in the third quarter of 2010.
Recent Accounting Pronouncements
In October 2009, the FASB issued guidance on revenue recognition that became effective for us in the first quarter of 2011. Under the new guidance, when vendor specific objective evidence (VSOE) or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The adoption of the update did not have a material impact on our financial position or results of operations.

2.	Commitments and Contingencies

We are a party to various legal proceedings that arise in the ordinary course of business. In the opinion of management, none of these actions, either individually or in the aggregate, is expected to have a material adverse affect on our financial condition, liquidity, or results of operations.

3.	Comprehensive Income

Our comprehensive income for the three months ended February 28, 2011 and 2010, was as follows:

	Three Months Ended February 28,
	2011	2010
	(In thousands)
Net income	$30,716	$26,823
Other comprehensive income (loss):
Foreign currency translation adjustment	23,416	(26,568)
Total comprehensive income	$54,132	$255

4.	Discontinued Operations

Effective December 31, 2009, we sold our small non-core South African business for approximately $2 million with no gain or loss on sale. The sale of this business included a building and certain intellectual property. In exchange for the sale of these assets, we received two three-year notes receivable, one secured by a mortgage on the building and the second secured by a pledge on the shares of the South African company. In December 2010, we received full payment of the note receivable that was secured by a mortgage on the building. Operating results of the discontinued operations for the three months ended February 28, 2011 and 2010, respectively, were as follows:

	Three Months Ended February 28,
	2011	2010
	(In thousands)
Income (loss) from discontinued operations	$11	$(159)
Tax benefit (expense)	(4)	33
Income (loss) from discontinued operations, net	$7	$(126)

5.	Acquisition-related Costs

During the first quarter of 2011, we incurred acquisition-related costs designed to leverage synergies from recent business combinations. As a result, we eliminated approximately 25 positions and closed one of the acquired offices. The changes only affected the Americas and EMEA segments.
The acquisition-related charge that we recorded consists of direct and incremental costs associated with severance, outplacement, and other employee related benefits; facility closure costs; and legal and valuation service fees associated with the recent acquisitions that were incurred during the quarter. The entire $3.3 million charge was recorded during the first quarter of 2011. Approximately $3.2 million of the charge related to our Americas segment and $0.1 million pertained to our EMEA segment. The charge was comprised of the following (in thousands):

Employee severance and other termination benefits	$2,280
Contract termination costs	606
Other	420
Total	$3,306

A reconciliation of the related accrued liability as of February 28, 2011 was as follows:

	Employee Severance and Other Termination Benefits	Contract Termination Costs	Other	Total
	(In thousands)
Balance at November 30, 2010	$—	$—	$—	$—
Add: Costs incurred	2,280	606	420	3,306
Less: Amount paid during the quarter ended February 28, 2011	(301)	—	(420)	(721)
Balance at February 28, 2011	$1,979	$606	$—	$2,585

6.	Restructuring Charge

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

Employee severance and other termination benefits	$8,024
Contract termination costs	972
Other	108
Total	$9,104

A reconciliation of the related accrued restructuring liability as of February 28, 2011 was as follows:

	Employee Severance and Other Termination Benefits	Contract Termination Costs	Other	Total
	(In thousands)
Balance at November 30, 2010	$1,286	$122	$47	$1,455
Add: Restructuring costs incurred	—	—	—	—
Less: Amount paid during the quarter ended February 28, 2011	(892)	—	—	(892)
Balance at February 28, 2011	$394	$122	$47	$563

7.	Stock-based Compensation

A little more than a third of our nonvested shares have performance-based vesting provisions. We evaluate our performance-based vesting awards each quarter to identify any required adjustments to the expected vesting schedule, remaining unrecognized compensation cost, and stock-based compensation expense. Stock-based compensation expense for the three months ended February 28, 2011 and 2010, respectively, was as follows:

	Three Months Ended February 28,
	2011	2010
	(In thousands)
Cost of revenue	$854	$1,432
Selling, general and administrative	21,244	17,870
Total stock-based compensation expense	$22,098	$19,302
Total income tax benefits recognized for stock-based compensation arrangements were as follows:

	Three Months Ended February 28,
	2011	2010
	(In thousands)
Income tax benefits	$7,787	$7,142
No stock-based compensation cost was capitalized during the three months ended February 28, 2011 and 2010.
As of February 28, 2011, there was $136.2 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested stock-based awards that will be recognized over a weighted average period of approximately 1.7 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
Nonvested Shares. The following table summarizes changes in nonvested shares during the three months ended February 28, 2011.

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands)
Balances, November 30, 2010	2,732	$48.40
Granted	1,101	$80.33
Vested	(812)	$52.91
Forfeited	(31)	$56.16
Balances, February 28, 2011	2,990	$63.01
The total fair value of nonvested shares that vested during the three months ended February 28, 2011 was $65.4 million based on the weighted-average fair value on the vesting date and $42.9 million based on the weighted-average fair value on the grant date.

8.	Income Taxes

Our effective tax rate is estimated based upon the effective tax rate expected to be applicable for the full fiscal year.
Our effective tax rate for the three months ended February 28, 2011 was 20.9% compared to 26.1% for the same period in 2010. The 2011 effective tax rate reflects the full-year benefit from a tax election made during the second quarter of 2010.

As of February 28, 2011, the total amount of unrecognized tax benefits was $1.8 million, of which $0.2 million related to interest. Unrecognized tax benefits increased less than $0.1 million during the first three months of 2011.

9.	Debt
On January 5, 2011, we entered into a $1 billion syndicated bank credit facility consisting of a $300 million term loan and a $700 million revolver (collectively, the Credit Facility). All borrowings under the Credit Facility are unsecured. The loan and revolver included in the Credit Facility have a five-year term ending in January 2016. The interest rates for borrowings under the Credit Facility will be the applicable LIBOR plus 1.25% to 2.00%, depending upon our Leverage Ratio, which is defined as the ratio of Consolidated Funded Indebtedness to rolling four-quarter Consolidated Earnings Before Interest Expense, Taxes, Depreciation and Amortization (EBITDA), as defined in the Credit Facility. A commitment fee on any unused balance is payable periodically and ranges from 0.20% to 0.35% based upon our Leverage Ratio. The Credit Facility contains certain financial and other covenants, including a maximum Leverage Ratio and a maximum Interest Coverage Ratio, as defined in the Credit Facility. The old revolving credit agreement was retired immediately upon consummation of the new financing.
As of February 28, 2011, we were in compliance with all of the covenants in the Credit Facility and had $296 million of outstanding borrowings at a current annual interest rate of 1.56%. We also had approximately $0.3 million of outstanding letters of credit under the agreement as of February 28, 2011.
Our debt as of February 28, 2011 also included approximately $2.0 million of non-interest bearing notes that were issued to the sellers of Prime Publications Limited, a company that we purchased in 2008.

10.	Pensions and Post-retirement Benefits

Our defined-benefit plans consist of a non-contributory retirement plan for all of our U.S. employees with at least one year of service (U.S. RIP), a pension plan that covers certain employees of one of our United Kingdom-based subsidiaries (U.K. RIP), and a supplemental income plan (SIP) for certain US employees who earn over a federally stipulated amount. During 2010, we approved a plan design change to the U.S. RIP that will be effective March 1, 2011, and we also made the decision to discontinue future benefit accruals under the U.K. RIP. Our net periodic pension expense (income) for the three months ended February 28, 2011 and 2010, respectively, was comprised of the following:

	Three Months Ended February 28, 2011				Three Months Ended February 28, 2010
	U.S. RIP	U.K. RIP	SIP	Total	U.S. RIP	U.K. RIP	SIP	Total
	(In thousands)
Service costs incurred	2,109	$37	$35	$2,181	$2,004	$161	$53	2,218
Interest costs on projected benefit obligation	2,969	496	99	3,564	2,993	450	104	3,547
Expected return on plan assets	(4,830)	(599)	—	(5,429)	(5,038)	(541)	—	(5,579)
Amortization of prior service cost	(336)	—	(2)	(338)	(119)	—	11	(108)
Amortization of actuarial loss (gain)	2,463	10	42	2,515	1,496	50	45	1,591
Amortization of transitional obligation/(asset)	—	—	11	11	—	—	10	10
Net periodic pension expense (income)	$2,375	$(56)	$185	$2,504	$1,336	$120	$223	$1,679

Our net periodic post-retirement expense (income) was comprised of the following for the three months ended February 28, 2011 and 2010, respectively:

	Three Months Ended February 28,
	2011	2010
	(In thousands)
Service costs incurred	$7	$12
Interest costs	132	140
Amortization of prior service amounts	(81)	(808)
Amortization of net actuarial loss	170	171
Net periodic post-retirement expense (income)	$228	$(485)

11.	Earnings per Share

Basic earnings per share (EPS) is computed on the basis of the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common shares.
Weighted average common shares outstanding for the three months ended February 28, 2011 and 2010, respectively, were calculated as follows:

	Three Months Ended February 28,
	2011	2010
	(In thousands)
Weighted average common shares outstanding:
Shares used in basic EPS calculation	64,485	63,539
Effect of dilutive securities:
Deferred stock units	86	97
Restricted stock units	788	737
Stock options	56	56
Shares used in diluted EPS calculation	65,415	64,429

12.	Goodwill and Intangible Assets

The following table presents details of our intangible assets, other than goodwill, as of February 28, 2011 and November 30, 2010:

	As of	February 28, 2011		As of	November 30, 2010
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Intangible assets subject to amortization:
Information databases	$243,193	$(83,338)	$159,855	$237,888	$(73,815)	$164,073
Customer relationships	133,910	(31,447)	102,463	132,878	(28,533)	104,345
Non-compete agreements	9,616	(6,485)	3,131	9,551	(5,934)	3,617
Developed computer software	52,357	(17,753)	34,604	52,258	(15,926)	36,332
Other	15,054	(10,697)	4,357	14,944	(10,273)	4,671
Total	$454,130	$(149,720)	$304,410	$447,519	$(134,481)	$313,038
Intangible assets not subject to amortization:
Trademarks	71,379	—	71,379	70,366	—	70,366
Perpetual licenses	1,216	—	1,216	1,164	—	1,164
Total intangible assets	$526,725	$(149,720)	$377,005	$519,049	$(134,481)	$384,568

Intangible assets amortization expense was $13.2 million for the three months ended February 28, 2011, as compared with $9.3 million for the three months ended February 28, 2010. The following table presents the estimated future amortization expense related to intangible assets held as of February 28, 2011:

Year	Amount (in thousands)
Remainder of 2011	$37,840
2012	49,080
2013	43,989
2014	36,944
2015	34,934
Changes in our goodwill and gross intangible assets from November 30, 2010 to February 28, 2011 were primarily the result of foreign currency translation. Net intangibles decreased primarily because of amortization expense.

13.	Segment Information

We prepare our financial reports and analyze our business results within our three reportable geographic segments: Americas, EMEA, and APAC. We evaluate segment performance primarily at the revenue and operating profit level for each of these three segments. We also evaluate revenues by transaction type and information domain.

As our APAC operations have evolved, the management structure of the region has also evolved and now includes responsibility for overseeing India. Accordingly, we have included India's 2011 results in the APAC geographic segment, and we have reclassified India's 2010 results from EMEA to APAC.
Information about the operations of our three segments is set forth below. No single customer accounted for 10% or more of our total revenue for the three months ended February 28, 2011 and 2010. There are no material inter-segment revenues for any period presented. Certain corporate transactions are not allocated to the reportable segments, including such items as stock-based compensation expense, net periodic pension and post-retirement expense (income), corporate-level impairments, and gain (loss) on sale of corporate assets.

	Americas	EMEA	APAC	Shared Services	Consolidated Total
	(In thousands)
Three Months Ended February 28, 2011
Revenue	$181,191	$84,438	$29,373	$—	$295,002
Operating income	49,319	16,497	8,261	(33,775)	40,302
Depreciation and amortization	14,109	3,492	39	561	18,201
Three Months Ended February 28, 2010
Revenue	$151,968	$68,196	$20,571	$—	$240,735
Operating income	46,668	12,681	6,301	(28,912)	36,738
Depreciation and amortization	9,216	4,060	25	529	13,830
Revenue by transaction type was as follows:

	Three Months Ended February 28,
	2011	2010
	(In thousands)
Subscription revenue	$233,772	$195,486
Consulting revenue	16,516	11,885
Transaction revenue	13,338	11,390
Other revenue	31,376	21,974
Total revenue	$295,002	$240,735

Revenue by information domain was as follows:

	Three Months Ended February 28,
	2011	2010
	(In thousands)
Energy revenue	$121,651	$109,935
Product Lifecycle (PLC) revenue	101,780	74,734
Security revenue	26,820	25,399
Environment revenue	20,975	11,207
Macroeconomic Forecasting and Intersection revenue	23,776	19,460
Total revenue	$295,002	$240,735

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements. These forward-looking statements generally are identified by the use of the words “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of these terms, and other similar expressions. Forward-looking statements are based on current expectations, assumptions, and projections that are subject to risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is outlined under the “Risk Factors” section of our 2010 annual report on Form 10-K. We are under no obligation to update or publicly revise these forward-looking statements, whether as a result of new information, future events, or otherwise.
Management’s discussion and analysis is intended to help the reader understand the financial condition and results of operations for IHS Inc. The following discussion should be read in conjunction with our annual report on Form 10-K for the year ended November 30, 2010, the Condensed Consolidated Financial Statements and accompanying notes included in this quarterly report on Form 10-Q, and important information and disclosure that we routinely post to our website (www.ihs.com).

Executive Summary

Business Overview

IHS is a leading source of information and insight in pivotal areas that shape today’s business landscape: energy, economics, geopolitical risk, sustainability and supply chain management. Businesses and governments around the globe rely on the comprehensive content, expert independent analysis and flexible delivery methods of IHS to make high-impact decisions and develop strategies. IHS has been in business since 1959 and became a publicly traded company on the New York Stock Exchange in 2005. Headquartered in Englewood, Colorado, USA, IHS employs more than 4,400 people in more than 30 countries around the world. We source raw data and transform it into information through a series of transformational steps that reduce the uncertainty that is inherent in unrefined data and enhances its usefulness.

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

Historically, our business has had seasonal aspects. For instance, our second quarter results benefit from the inclusion of revenue from CERAWeek, an annual energy executive gathering. In addition, every three years, our third quarter benefits from the inclusion of revenue generated by the triennial release of the Boiler Pressure Vessel Code (BPVC) engineering standard. The BPVC benefit most recently occurred in the third quarter of 2010.

Global Operations

Approximately 50% of our revenue is transacted outside of the United States; however, only about 30% of our revenue is transacted in currencies other than the U.S. dollar. As a result, a strengthening U.S. dollar relative to certain currencies has a negative impact on our revenue; conversely, a weakening U.S. dollar has a positive impact on our revenue. However, the impact on operating income is diminished due to certain operating expenses denominated in currencies other than the U.S. dollar. Our largest foreign currency exposures, in order of magnitude, are the British Pound, the Canadian Dollar, and the Euro.

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

Adjusted EBITDA. EBITDA and adjusted EBITDA are used by many of our investors, research analysts, investment bankers, and lenders to assess our operating performance. For example, a measure similar to EBITDA is required by the lenders under our term loan and revolving credit agreement. We define EBITDA as net income plus or minus net interest, plus provision for income taxes, depreciation, and amortization. Our definition of adjusted EBITDA further excludes (i) non-cash items (e.g., stock-based compensation expense and non-cash pension and post-retirement expense) and (ii) items that management does not consider to be useful in assessing our operating performance (e.g., acquisition-related costs, restructuring charges, income or loss from discontinued operations, and gain or loss on sale of assets).

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

Results of Operations

Total Revenue

First quarter 2011 revenue increased 23% compared to the first quarter of 2010. The table below displays the percentage point change in revenue due to organic, acquisitive, and foreign currency factors when comparing the three months ended February 28, 2011 to the three months ended February 28, 2010.

	Three Month Change
(All amounts represent percentage points)	Organic	Acquisitive	Foreign Currency
Increase in total revenue	9%	13%	0%

The 9% organic revenue growth for the first quarter of 2011 was broad-based in nature, with all transaction types and domains contributing to the growth. We experienced an 8% organic revenue increase in our subscription-based business, which improved for the fourth consecutive quarter. We also benefited from positive organic growth within all three components of our non-subscription business, which led to a combined 10% organic growth rate for the non-subscription business in the first quarter of 2011.

The acquisition-related revenue growth was primarily due to acquisitions we have made in the last twelve months, including the following:

•	Emerging Energy Research (EER) in the first quarter of 2010;

•	CSM Worldwide (CSM) and Quantitative Micro Software (QMS) in the second quarter of 2010; and

•
Certain chemical and energy portfolio business assets of Access Intelligence, as well as the acquisition of Atrion International Inc., Syntex Management Systems, Inc., and iSuppli Inc. in the fourth quarter of 2010.

We evaluate revenue by segment in order to better understand our customers’ needs in the geographies where they reside. We also supplementally review revenue by transaction type and information domain. Understanding revenue by transaction type helps us identify changes related to recurring revenue and product margin, while revenue by information domain helps us understand performance based on our defined capabilities.

Revenue by Segment (geography)

	Three Months Ended February 28,		Percentage Change
(In thousands, except percentages)	2011	2010
Americas revenue	$181,191	$151,968	19%
As a percent of total revenue	61%	63%
EMEA revenue	84,438	68,196	24%
As a percent of total revenue	29%	28%
APAC revenue	29,373	20,571	43%
As a percent of total revenue	10%	9%
Total revenue	$295,002	$240,735	23%

The percentage change in each geography segment is due to the factors described in the following table.

	Three Month Change
(All amounts represent percentage points)	Organic	Acquisitive	Foreign Currency
Americas revenue	8%	11%	1%
EMEA revenue	9%	16%	(1)%
APAC revenue	15%	27%	1%

As our APAC operations have evolved, the management structure of the region has also evolved and now includes responsibility for overseeing India. Accordingly, we have included India's 2011 results in the APAC geographic segment, and we have reclassified India's 2010 results from EMEA to APAC.

For the three months of 2011, we experienced broad-based organic revenue growth in all three geographies, with subscription-based revenue and Energy domain revenue providing key contributions to the growth.

Revenue by Transaction Type

	Three Months Ended February 28,		Percentage Change
(In thousands, except percentages)	2011	2010
Subscription revenue	$233,772	$195,486	20%
As a percent of total revenue	79%	81%
Consulting revenue	16,516	11,885	39%
As a percent of total revenue	6%	5%
Transaction revenue	13,338	11,390	17%
As a percent of total revenue	5%	5%
Other revenue	31,376	21,974	43%
As a percent of total revenue	11%	9%
Total revenue	$295,002	$240,735	23%

Relative to the 20% subscription revenue growth for the first quarter, approximately 8% is due to organic growth, which continues the four-quarter trend of sequentially stronger quarters for subscription revenue. This trend is especially important for us, as 79% of our revenue currently comes from our subscription base. Each of the three components of our non-subscription business also contributed positively to the overall revenue growth, with a combined 10% organic growth rate due to solid 2011 performance in the Consulting business, which also benefited in part from an easier year-over-year comparison.

Revenue by Information Domain

	Three Months Ended February 28,		Percentage Change
(In thousands, except percentages)	2011	2010
Energy revenue	$121,651	$109,935	11%
As a percent of total revenue	41%	46%
Product Lifecycle (PLC) revenue	101,780	74,734	36%
As a percent of total revenue	35%	31%
Security revenue	26,820	25,399	6%
As a percent of total revenue	9%	11%
Environment revenue	20,975	11,207	87%
As a percent of total revenue	7%	5%
Macroeconomic Forecasting and Intersection revenue	23,776	19,460	22%
As a percent of total revenue	8%	8%
Total revenue	$295,002	$240,735	23%

Our Energy domain revenue is still our most significant source of revenue, and our revenue growth in that domain highlights the continued strength of our Energy offerings across all geographic segments. Product Lifecycle revenue increases were partially due to the fourth quarter 2010 acquisition of iSuppli, as well as steady performance in the other PLC offerings. Although Security revenue is not growing as quickly as some of the other domains, we believe that the revenue is healthy despite more exposure to governments and the aerospace and defense industries. Our maritime offerings have been particularly strong performers in the Security domain. Environment’s increases are primarily due to recent acquisitions, with solid organic growth contributing to the increase as well. The Macroeconomic Forecasting and Intersection revenue supports all of the other domains, and increased consistent with the increases we saw in the other domains, as well as contributions from recent acquisitions.

Operating Expenses

We continuously evaluate our operating expenses and look for opportunities to improve margins and manage expenses. In 2010, we eliminated approximately three percent of our worldwide workforce. In the first quarter of 2011, we incurred acquisition-related costs designed to leverage synergies from recent business combinations. We continue to make progress on our Vanguard initiative, which is our plan for consolidating and standardizing billing systems, general ledgers, sales-force automation capabilities, and all supporting business processes. We are also in the process of reducing the number of global data centers that we employ to manage our business.

The following table shows our operating expenses and the associated percentages of revenue.

	Three Months Ended February 28,		Percentage Change
(In thousands, except percentages)	2011	2010
Operating expenses:
Cost of revenue	$128,184	$105,206	22%
As a percent of revenue	43%	44%
SG&A expense	$101,772	$84,652	20%
As a percent of revenue	34%	35%
Depreciation and amortization expense	$18,201	$13,830	32%
As a percent of revenue	6%	6%
Supplemental information:
SG&A expense excluding stock-based compensation	$80,528	$66,782	21%
As a percent of revenue	27%	28%

Cost of Revenue and Sales Margins

For the three months ended February 28, 2011, compared to 2010, cost of revenue increased in line with the increase in revenue. Sales margins, which we define as revenue less cost of sales, divided by total sales, were also largely unchanged in total for the three month periods. The following table shows the sales margin percentages and percentage point change by operating segment.

	Three Months Ended February 28,		Percentage Change
(Percentages)	2011	2010
Americas sales margin	58.5%	58.2%	0.3%
EMEA sales margin	53.0%	53.9%	(0.9)%
APAC sales margin	58.8%	60.3%	(1.5)%
Total sales margin	56.5%	56.3%	0.2%

In general, sales margins generated by our recent acquisitions caused decreases in each of the segment margins, but were offset to some degree by operational improvements, including organic growth increases and cost control.

Selling, General and Administrative (SG&A) Expense

We evaluate our SG&A expense excluding stock-based compensation expense. The improvements in this category, based on its percentage of our total revenue, for the three months ended February 28, 2011, compared to 2010, demonstrate our continued focus on the cost structure of our business.

Depreciation and Amortization Expense

For the three months ended February 28, 2011, compared to 2010, depreciation and amortization expense increased primarily due to the increase in depreciable and amortizable assets from capital expenditures and acquisitions.

Acquisition-related Costs

Please refer to Note 5 to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q for a discussion of our first quarter 2011 costs incurred for integration and other acquisition-related activities. We incurred $3.3 million of costs this quarter for these activities. Because acquisitions are a key component of our growth strategy, we expect that we will continue to perform similar activities for future acquisitions, and we intend to identify these costs in a separate line item of our financial statements.

Restructuring

Please refer to Note 6 to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q for a discussion of our third quarter 2010 restructuring activities. We incurred $9.1 million of restructuring charges in the third quarter of 2010, and we expect to realize an $8-10 million improvement annually to pre-tax income and adjusted EBITDA as a result of our actions.

Operating Income by Segment (geography)

	Three Months Ended February 28,		Percentage Change
(In thousands, except percentages)	2011	2010
Americas operating income	$49,319	$46,668	6%
As a percent of segment revenue	27%	31%
EMEA operating income	16,497	12,681	30%
As a percent of segment revenue	20%	19%
APAC operating income	8,261	6,301	31%
As a percent of segment revenue	28%	31%
Shared services operating income	(33,775)	(28,912)
Total operating income	$40,302	$36,738	10%
As a percent of total revenue	14%	15%

The increase in Americas operating income was primarily due to the flowthrough of organic revenue growth, partially offset by the acquisition-related costs incurred in the first quarter of 2011. The increase in EMEA and APAC operating income is driven by a combination of acquisitions and organic growth.

Provision for Income Taxes

Our effective tax rate for the three months ended February 28, 2011 was 20.9%, compared to 26.1% for the same period in 2010. The 2011 effective tax rate reflects the full-year benefit from a tax election made during the second quarter of 2010. We currently expect our full year 2011 GAAP tax rate to be in the 21-22% range.

Adjusted EBITDA (non-GAAP measure)

All of the reconciling items included in the following table are either (i) non-cash items (e.g., depreciation and amortization, stock-based compensation, non-cash pension and post-retirement expense) or (ii) items that we do not consider to be useful in assessing our operating performance (e.g., income taxes, acquisition-related costs, restructuring charges, income or loss from discontinued operations, and gain or loss on sale of assets). In the case of the non-cash items, we believe that investors can better assess our operating performance if the measures are presented without such items because, unlike cash expenses, these adjustments do not affect our ability to generate free cash flow or invest in our business. For example, by eliminating depreciation and amortization from EBITDA, users can compare operating performance without regard to different accounting determinations such as useful life. In the case of the other items, we believe that investors can better assess operating performance if the measures are presented without these items because their financial impact does not reflect ongoing operating performance.

	Three Months Ended February 28,		Percentage Change
(In thousands, except percentages)	2011	2010

Net income	$30,716	$26,823	15%
Interest income	(185)	(104)
Interest expense	1,662	365
Provision for income taxes	8,116	9,528
Depreciation and amortization	18,201	13,830
EBITDA	$58,510	$50,442	16%
Stock-based compensation expense	22,098	19,302
Acquisition-related costs	3,306	—
Non-cash net periodic pension and post-retirement expense	2,603	851
(Income) loss from discontinued operations, net	(7)	126
Adjusted EBITDA	$86,510	$70,721	22%
Adjusted EBITDA as a percentage of revenue	29.3%	29.4%

Our adjusted EBITDA for 2011 increased primarily because of our improving organic revenue growth, the acquisitions we have made, our focus on costs, and the leverage in our business model. The acquisitions we completed in the fourth quarter of 2010 suppressed margins by about 150 basis points during the first quarter of 2011. After adjusting for this impact, our operational margin expansion was roughly 140 basis points. While we are making progress on raising the margins of our recent acquisitions, we do expect these acquisitions and the current currency environment to suppress our overall margins, although we do expect higher margins for the balance of the year.

Financial Condition

(In thousands, except percentages)	As of February 28, 2011	As of November 30, 2010	Dollar change	Percent change
Accounts receivable, net	$288,155	$256,552	$31,603	12%
Accrued compensation	24,312	51,233	(26,921)	(53)%
Deferred subscription revenue	479,705	392,132	87,573	22%

We typically have the most subscription renewals in our first and fourth fiscal quarters, and this trend has continued in 2011. The change in accrued compensation is primarily due to the 2010 bonus payout made in early 2011. The increase in deferred subscription revenue was primarily attributable to organic growth, with acquisition-related growth also contributing significantly to the increase. The organic growth rate within deferred subscription revenue was approximately 14% as of February 28, 2011. This metric is a directional, and not a precise, indicator of future revenue performance.

Liquidity and Capital Resources

As of February 28, 2011, we had cash and cash equivalents of $252 million and $298 million of debt. We have generated strong cash flows from operations over the last few years. On a trailing twelve-month basis, our conversion of Adjusted EBITDA to free cash flow was 73%. Because of our cash, debt, and cash flow positions, as well as the new financing that we secured in January 2011, we believe we will have sufficient cash to meet our working capital and capital expenditure needs.

Our future capital requirements will depend on many factors, including the level of future acquisitions, the need for additional facilities or facility improvements, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products, changing technology, investments in our internal business applications and the continued market acceptance of our offerings. We could be required, or could elect, to seek additional funding through public or private equity or debt financing for any possible future acquisitions; however, additional funds may not be available on terms acceptable to us or at all. We expect to incur approximately $40 million in capital expenditures in 2011.

Cash Flows

	Three Months Ended February 28,
(In thousands, except percentages)	2011	2010	Dollar change	Percent change
Net cash provided by operating activities	$79,268	$55,412	$23,856	43%
Net cash used in investing activities	(18,633)	(27,477)	8,844	(32)%
Net cash provided by (used in) financing activities	(14,209)	3,285	(17,494)	(533)%

The increase in net cash provided by operating activities was principally due to increased billings and collections in the first three months of 2011. Our subscription-based business model continues to be a cash flow generator that is aided by the following factors:

•	positive working capital characteristics that do not generally require substantial working capital increases to support our growth;

•	relatively low levels of required capital expenditures;

•	a cash-for-tax rate that remains low; and

•	our well-capitalized balance sheet.

The decrease in net cash used in investing activities was principally due to not having any acquisition activity in the first quarter of 2011, compared to the 2010 first quarter acquisition of EER. This decrease was partially offset by increased capital expenditures in support of our various investment initiatives for 2011.

The increase in net cash used in financing activities was principally due to reduced net borrowings and payment of debt issuance costs in 2011, as well as an increase in repurchases of our common stock through our share repurchase program used for statutory withholding requirements associated with the vesting of shares under our employee stock program.

Free Cash Flow (non-GAAP measure)

The following table reconciles our non-GAAP free cash flow measure to net cash provided by operating activities.

	Three Months Ended February 28,
(In thousands, except percentages)	2011	2010	Dollar change	Percent change
Net cash provided by operating activities	$79,268	$55,412
Capital expenditures on property and equipment	(15,541)	(7,172)
Free cash flow	$63,727	$48,240	$15,487	32%

Our free cash flow has historically been very healthy, and we expect that it will continue to be a significant source of funding our business strategy of growth through organic and acquisitive means.

Credit Facility and Other Debt

Please refer to Note 9 to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q for a discussion of the current status of our new term loan and revolving credit agreement.

Share Repurchase Program

Please refer to Part II, Item 2 in this quarterly report on Form 10-Q for a discussion of our share repurchase programs.

Off-Balance Sheet Transactions

We have no off-balance sheet transactions.

Critical Accounting Policies

Our management makes a number of significant estimates, assumptions and judgments in the preparation of our financial statements. See “Management’s Discussion and Analysis and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for fiscal year 2010 for a discussion of the estimates and judgments necessary in our accounting for revenue recognition, valuation of long-lived and intangible assets and goodwill, income taxes, pension and post-retirement benefits, and stock-based compensation.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

For information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for fiscal year 2010. There were no material changes to our market risk exposure during the first three months of fiscal 2011.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors associated with the business previously disclosed in Part I, Item 1A of our 2010 Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During 2006, our board of directors approved a program to reduce the dilutive effects of employee equity grants by allowing employees to surrender shares to IHS in an amount equal to their statutory tax liability. IHS then pays the statutory tax on behalf of the employee. The table below summarizes share purchase activity associated with this program for the three months ended February 28, 2011.

	Three Months Ended February 28, 2011
	Total Number of Shares Purchased	Average Price Paid per Share	Total Dollar Value Paid for Shares
December 1 - December 31, 2010	40,632	$78.27	$3,180,416
January 1 - January 31, 2011	83,532	79.32	6,626,141
February 1 - February 28, 2011	143,127	81.73	11,697,908
Total share repurchases	267,291	$80.45	$21,504,465

To more fully offset the dilutive effect of our employee equity programs, in March 2011, our board of directors approved a plan authorizing IHS to buy back up to one million shares per year in the open market. IHS may execute on this program at its discretion, balancing dilution offset with other investment opportunities of the business, including acquisitions. This plan does not have an expiration date.

Item 6.	Exhibits

(a)	Index of Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description
10.24*	Agreement between IHS Inc. and Jeffrey R. Tarr, dated October 29, 2010.

10.25*	Amendment to Employment Agreement by and between IHS Inc. and Michael J. Sullivan, dated as of December 3, 2010.

10.26*	Amendment to Employment Agreement by and between IHS Inc. and Scott Key, dated as of December 3, 2010.

31.1*	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act.

31.2*	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act.

32*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
 ___________________

*	Filed electronically herewith.

**
XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 2011.

IHS INC.

By:	/s/ Heather Matzke-Hamlin
	Name:	Heather Matzke-Hamlin
	Title:	Senior Vice President and Chief Accounting Officer