Form 10-Q
period 2011-05-31
IHS Inc.
filed 2011-06-28
CIK 1316360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________
FORM 10-Q
  ___________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of May 31, 2011, there were 64,874,828 shares of our Class A Common Stock outstanding.

PART I.   FINANCIAL INFORMATION

Item 1.	Financial Statements
IHS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per-share amounts)

	As of	As of
	May 31, 2011	November 30, 2010
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$147,114	$200,735
Accounts receivable, net	244,239	256,552
Income tax receivable	6,665	—
Deferred subscription costs	47,827	41,449
Deferred income taxes	34,419	33,532
Other	28,563	20,466
Total current assets	508,827	552,734
Non-current assets:
Property and equipment, net	117,676	93,193
Intangible assets, net	453,146	384,568
Goodwill, net	1,291,025	1,120,830
Other	8,169	4,377
Total non-current assets	1,870,016	1,602,968
Total assets	$2,378,843	$2,155,702
Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$17,120	$19,054
Accounts payable	40,430	35,854
Accrued compensation	33,859	51,233
Accrued royalties	20,161	24,338
Other accrued expenses	52,891	51,307
Income tax payable	—	4,350
Deferred subscription revenue	492,051	392,132
Total current liabilities	656,512	578,268
Long-term debt	277,553	275,095
Accrued pension liability	29,047	25,104
Accrued post-retirement benefits	10,182	10,056
Deferred income taxes	87,344	73,586
Other liabilities	16,680	17,512
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.01 par value per share, 160,000,000 shares authorized, 67,152,304 and 66,250,283 shares issued, and 64,874,828 and 64,248,547 shares outstanding at May 31, 2011 and November 30, 2010, respectively	672	662
Additional paid-in capital	590,627	541,108
Treasury stock, at cost: 2,277,476 and 2,001,736 shares at May 31, 2011 and November 30, 2010, respectively	(123,804)	(101,554)
Retained earnings	929,935	860,497
Accumulated other comprehensive loss	(95,905)	(124,632)
Total stockholders’ equity	1,301,525	1,176,081
Total liabilities and stockholders’ equity	$2,378,843	$2,155,702
See accompanying notes.

IHS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per-share amounts)

	Three Months Ended May 31,		Six Months Ended May 31,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Revenue:
Products	$276,375	$225,440	$537,244	438,122
Services	48,742	41,040	82,875	69,093
Total revenue	325,117	266,480	620,119	507,215
Operating expenses:
Cost of revenue:
Products	116,533	91,530	226,091	180,653
Services	26,446	21,408	45,072	37,491
Total cost of revenue (includes stock-based compensation expense of $930; $1,325; $1,784 and $2,757 for the three and six months ended May 31, 2011 and 2010, respectively)	142,979	112,938	271,163	218,144
Selling, general and administrative (includes stock-based compensation expense of $18,361; $16,315; $39,605 and $34,185 for the three and six months ended May 31, 2011 and 2010, respectively)	105,668	89,059	207,440	173,711
Depreciation and amortization	20,714	14,269	38,915	28,099
Restructuring charges (credits)	702	(82)	702	(82)
Acquisition-related costs	1,243	—	4,549	—
Net periodic pension and post-retirement expense	2,733	1,194	5,465	2,388
Other expense (income), net	108	(229)	613	(1,114)
Total operating expenses	274,147	217,149	528,847	421,146
Operating income	50,970	49,331	91,272	86,069
Interest income	306	94	491	198
Interest expense	(2,145)	(295)	(3,807)	(660)
Non-operating expense, net	(1,839)	(201)	(3,316)	(462)
Income from continuing operations before income taxes	49,131	49,130	87,956	85,607
Provision for income taxes	(10,401)	(10,652)	(18,517)	(20,180)
Income from continuing operations	38,730	38,478	69,439	65,427
Loss from discontinued operations, net	(8)	—	(1)	(126)
Net income	$38,722	$38,478	$69,438	65,301

Basic earnings per share:
Income from continuing operations	$0.60	$0.60	$1.07	$1.03
Loss from discontinued operations, net	$—	$—	$—	$—
Net income	$0.60	$0.60	$1.07	$1.02
Weighted average shares used in computing basic earnings per share	64,952	63,981	64,784	63,759

Diluted earnings per share:
Income from continuing operations	$0.59	$0.60	$1.06	$1.01
Loss from discontinued operations, net	$—	$—	$—	$—
Net income	$0.59	$0.60	$1.06	$1.01
Weighted average shares used in computing diluted earnings per share	65,547	64,569	65,493	64,498

See accompanying notes.

IHS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended May 31,
	2011	2010
	(Unaudited)
Operating activities:
Net income	$69,438	$65,301
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	38,915	28,099
Stock-based compensation expense	41,389	36,942
Excess tax benefit from stock-based compensation	(8,412)	(4,674)
Non-cash net periodic pension and post-retirement expense	5,207	1,704
Deferred income taxes	2,981	8,893
Change in assets and liabilities:
Accounts receivable, net	32,166	21,161
Other current assets	(9,730)	(8,812)
Accounts payable	1,001	1,992
Accrued expenses	(24,365)	(20,260)
Income tax payable	(7,781)	(6,394)
Deferred subscription revenue	60,105	55,951
Other liabilities	67	(747)
Net cash provided by operating activities	200,981	179,156
Investing activities:
Capital expenditures on property and equipment	(32,531)	(16,339)
Acquisitions of businesses, net of cash acquired	(202,745)	(83,567)
Intangible assets acquired	(2,985)	—
Change in other assets	(2,317)	(943)
Settlements of forward contracts	(3,170)	(1,310)
Net cash used in investing activities	(243,748)	(102,159)
Financing activities:
Proceeds from borrowings	335,000	75,000
Repayment of borrowings	(334,601)	(43,278)
Payment of debt issuance costs	(6,326)	—
Excess tax benefit from stock-based compensation	8,412	4,674
Proceeds from the exercise of employee stock options	2,144	223
Repurchases of common stock	(22,250)	(22,461)
Net cash provided by (used in) financing activities	(17,621)	14,158
Foreign exchange impact on cash balance	6,767	(12,534)
Net increase (decrease) in cash and cash equivalents	(53,621)	78,621
Cash and cash equivalents at the beginning of the period	200,735	124,201
Cash and cash equivalents at the end of the period	$147,114	$202,822

See accompanying notes.

IHS INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Shares of Class A Common Stock	Class A Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at November 30, 2010 (Audited)	64,249	$662	$541,108	$(101,554)	$860,497	$(124,632)	$1,176,081
Stock-based award activity	626	10	41,107	(22,250)	—	—	18,867
Excess tax benefit on vested shares	—	—	8,412	—	—	—	8,412
Net income	—	—	—	—	69,438	—	69,438
Other comprehensive income:
Unrealized losses on hedging activities	—	—	—	—	—	(630)	(630)
Foreign currency translation adjustments	—	—	—	—	—	29,357	29,357
Comprehensive income, net of tax	—	—	—	—	—	—	98,165
Balance at May 31, 2011	64,875	$672	$590,627	$(123,804)	$929,935	$(95,905)	$1,301,525
See accompanying notes.

IHS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Our business has seasonal aspects. For instance, our second quarter results benefit from the inclusion of revenue from CERAWeek, an annual energy executive gathering. In addition, every three years, our third quarter benefits from the inclusion of revenue generated by the triennial release of the Boiler Pressure Vessel Code (BPVC) engineering standard. The BPVC benefit most recently occurred in the third quarter of 2010. Our fourth quarter revenues and profits are modestly higher than the other three quarters; we attribute that trend to non-subscription revenue increases that tend to occur towards year-end.
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

2.	Business Combinations

During the six months ended May 31, 2011, we completed the following acquisitions, among others:

ODS-Petrodata (Holdings) Ltd. (ODS-Petrodata). On April 16, 2011, we acquired ODS-Petrodata for approximately $75 million, net of cash acquired. ODS-Petrodata is a premier provider of data, information, and market intelligence to the offshore energy industry. We preliminarily recorded approximately $22 million of finite-lived intangible assets and $62 million of goodwill as a result of the transaction.

Dyadem International, Ltd. (Dyadem). On April 26, 2011, we acquired Dyadem for approximately $52 million, net of cash acquired. Dyadem is a market leader in Operational Risk Management and Quality Risk Management solutions. We preliminarily recorded $31 million of finite-lived intangible assets and $23 million of goodwill as a result of the transaction.

Chemical Market Associates, Inc. (CMAI). On May 2, 2011, we acquired CMAI for approximately $73 million, net of cash acquired. CMAI is a leading provider of market and business advisory services for the worldwide petrochemical, specialty chemicals, fertilizer, plastics, fibers, and chlor-alkali industries. We preliminarily recorded approximately $37 million of finite-lived intangible assets and $61 million of goodwill as a result of the transaction.

3.	Commitments and Contingencies

We are a party to various legal proceedings that arise in the ordinary course of business. In the opinion of management, none of these actions, either individually or in the aggregate, is expected to have a material adverse affect on our financial condition, liquidity, or results of operations.

4.	Comprehensive Income

Our comprehensive income for the three and six months ended May 31, 2011 and 2010, was as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2011	2010	2011	2010
	(In thousands)
Net income	$38,722	$38,478	$69,438	$65,301
Other comprehensive income (loss):
Unrealized losses on hedging activities	(630)	—	(630)	—
Foreign currency translation adjustment	5,941	(16,680)	29,357	(43,248)
Total comprehensive income	$44,033	$21,798	$98,165	$22,053

5.	Discontinued Operations

Effective December 31, 2009, we sold our small non-core South African business for approximately $2 million with no gain or loss on sale. The sale of this business included a building and certain intellectual property. In exchange for the sale of these assets, we received two three-year notes receivable, one secured by a mortgage on the building and the second secured by a pledge on the shares of the South African company. In December 2010, we received full payment of the note receivable that was secured by a mortgage on the building. Operating results of the discontinued operations for the three months ended May 31, 2011 and 2010, respectively, were as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2011	2010	2011	2010
	(In thousands)
Loss from discontinued operations	$(12)	$—	$(1)	$(159)
Tax benefit	4	—	—	33
Loss from discontinued operations, net	$(8)	$—	$(1)	$(126)

6.	Acquisition-related Costs

During the first and second quarters of 2011, we incurred acquisition-related costs to close deals and leverage synergies from recent business combinations. As a result, we eliminated approximately 25 positions and closed one of the acquired offices. The changes only affected the Americas and EMEA segments.
The acquisition-related charges that we have recorded consists of direct and incremental costs associated with severance, outplacement, and other employee-related benefits; facility closure costs; and legal, due diligence, and valuation service fees associated with the recent acquisitions that were incurred during the six months of 2011. Approximately $4.1 million of the charge related to our Americas segment and $0.4 million pertained to our EMEA segment. The charge was comprised of the following:

	Three Months Ended February 28, 2011	Three Months Ended May 31, 2011	Six Months Ended May 31, 2011
	(In thousands)
Employee severance and other termination benefits	$2,280	$—	$2,280
Contract termination costs	606	—	606
Other	420	1,243	1,663
Total	$3,306	$1,243	$4,549

A reconciliation of the related accrued liability as of May 31, 2011 was as follows:

	Employee Severance and Other Termination Benefits	Contract Termination Costs	Other	Total
	(In thousands)
Balance at November 30, 2010	$—	$—	$—	$—
Add: Costs incurred	2,280	606	1,663	4,549
Less: Amount paid during the six months ended May 31, 2011	(2,212)	(35)	(1,435)	(3,682)
Balance at May 31, 2011	$68	$571	$228	$867

As of May 31, 2011, the entire remaining $0.9 million liability was in the Americas segment.

7.	Restructuring Charge

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

In the second quarter of 2011, we recorded an additional $0.7 million of net restructuring costs in the Americas segment, which represents a revision to our third quarter 2010 estimate of cost to exit space in one of our facilities, partially offset by favorable resolution of employee severance costs. The following table provides a reconciliation of the restructuring liability as of May 31, 2011:

	Employee Severance and Other Termination Benefits	Contract Termination Costs	Other	Total
	(In thousands)
Balance at November 30, 2010	$1,286	$122	$47	$1,455
Add: Restructuring costs incurred	—	—	—	—
Less: Amount paid during the six months ended May 31, 2011	(892)	(1,015)	—	(1,907)
Revision to prior estimates	$(394)	$1,143	$(47)	$702
Balance at May 31, 2011	$—	$250	$—	$250

As of May 31, 2011, the entire remaining $0.3 million liability was in the Americas segment.

8.	Stock-based Compensation

A little more than a third of our nonvested shares have performance-based vesting provisions. We evaluate our performance-based vesting awards each quarter to identify any required adjustments to the expected vesting schedule, remaining unrecognized compensation cost, and stock-based compensation expense. Stock-based compensation expense for the three and six months ended May 31, 2011 and 2010, respectively, was as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2011	2010	2011	2010
	(In thousands)
Cost of revenue	$930	$1,325	$1,784	$2,757
Selling, general and administrative	18,361	16,315	39,605	34,185
Total stock-based compensation expense	$19,291	$17,640	$41,389	$36,942
Total income tax benefits recognized for stock-based compensation arrangements were as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2011	2010	2011	2010
	(In thousands)
Income tax benefits	$6,815	$6,527	$14,602	$13,669
No stock-based compensation cost was capitalized during the three or six months ended May 31, 2011 and 2010.
As of May 31, 2011, there was $116.9 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested stock-based awards that will be recognized over a weighted average period of approximately 1.5 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
Nonvested Shares. The following table summarizes changes in nonvested shares during the six months ended May 31, 2011.

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands)
Balances, November 30, 2010	2,732	$48.40
Granted	1,119	$80.47
Vested	(840)	$53.12
Forfeited	(105)	$53.90
Balances, May 31, 2011	2,906	$63.46
The total fair value of nonvested shares that vested during the six months ended May 31, 2011 was $67.8 million based on the weighted-average fair value on the vesting date and $44.6 million based on the weighted-average fair value on the grant date.

9.	Income Taxes

Our effective tax rate is estimated based upon the effective tax rate expected to be applicable for the full fiscal year.
Our effective tax rate for the three and six months ended May 31, 2011 was 21.2% and 21.1% , respectively, compared to 21.7% and 23.6% for the same respective periods of 2010. The 2011 effective tax rates reflect the full-year benefit from a tax election made during the second quarter of 2010.

As of May 31, 2011, the total amount of unrecognized tax benefits was $1.8 million, of which $0.2 million related to interest. Unrecognized tax benefits increased less than $0.1 million during the first six months of 2011.

10.	Debt
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

As of May 31, 2011, we were in compliance with all of the covenants in the Credit Facility and had $293 million of outstanding borrowings under the agreement at a current annual interest rate of 1.56%. We also had approximately $0.4 million of outstanding letters of credit under the agreement as of May 31, 2011.
Our debt as of May 31, 2011 also included approximately $2 million of non-interest bearing notes that were issued to the sellers of Prime Publications Limited, a company that we purchased in 2008. These notes are due upon demand and are therefore recorded in short-term debt in the consolidated balance sheets.

11.	Pensions and Post-retirement Benefits

Our defined-benefit plans consist of a non-contributory retirement plan for all of our U.S. employees with at least one year of service (U.S. RIP), a pension plan that covers certain employees of one of our United Kingdom-based subsidiaries (U.K. RIP), and a supplemental income plan (SIP) for certain US employees who earn over a federally stipulated amount. During 2010, we approved a plan design change to the U.S. RIP that was effective March 1, 2011, and we also made the decision to discontinue future benefit accruals under the U.K. RIP. Our net periodic pension expense (income) for the three and six months ended May 31, 2011 and 2010, respectively, was comprised of the following:

	Three Months Ended May 31, 2011				Three Months Ended May 31, 2010
	U.S. RIP	U.K. RIP	SIP	Total	U.S. RIP	U.K. RIP	SIP	Total
	(In thousands)
Service costs incurred	2,110	$36	$35	$2,181	$2,004	$158	$53	2,215
Interest costs on projected benefit obligation	2,969	489	99	3,557	2,993	440	104	3,537
Expected return on plan assets	(4,830)	(591)	—	(5,421)	(5,038)	(530)	—	(5,568)
Amortization of prior service cost	(336)	—	(2)	(338)	(119)	—	11	(108)
Amortization of actuarial loss (gain)	2,463	10	42	2,515	1,497	49	46	1,592
Amortization of transitional obligation/(asset)	—	—	11	11	—	—	10	10
Net periodic pension expense (income)	$2,376	$(56)	$185	$2,505	$1,337	$117	$224	$1,678

	Six Months Ended May 31, 2011				Six Months Ended May 31, 2010
	U.S. RIP	U.K. RIP	SIP	Total	U.S. RIP	U.K. RIP	SIP	Total
	(In thousands)
Service costs incurred	4,219	$73	$70	$4,362	$4,008	$319	$106	4,433
Interest costs on projected benefit obligation	5,938	985	198	7,121	5,986	890	208	7,084
Expected return on plan assets	(9,660)	(1,190)	—	(10,850)	(10,076)	(1,071)	—	(11,147)
Amortization of prior service cost	(672)	—	(4)	(676)	(238)	—	22	(216)
Amortization of actuarial loss (gain)	4,926	20	84	5,030	2,993	99	91	3,183
Amortization of transitional obligation/(asset)	—	—	22	22	—	—	20	20
Net periodic pension expense (income)	$4,751	$(112)	$370	$5,009	$2,673	$237	$447	$3,357
Our net periodic post-retirement expense (income) was comprised of the following for the three and six months ended May 31, 2011 and 2010, respectively:

	Three Months Ended May 31,		Six Months Ended May 31,
	2011	2010	2011	2010
	(In thousands)
Service costs incurred	$7	$12	$14	$24
Interest costs on projected benefit obligation	132	140	264	280
Amortization of prior service cost	(81)	(808)	(162)	(1,616)
Amortization of net actuarial loss	170	172	340	343
Net periodic post-retirement expense (income)	$228	$(484)	$456	$(969)

12.	Earnings per Share

Basic earnings per share (EPS) is computed on the basis of the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common shares.
Weighted average common shares outstanding for the three and six months ended May 31, 2011 and 2010, respectively, were calculated as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2011	2010	2011	2010
	(In thousands)
Weighted average common shares outstanding:
Shares used in basic EPS calculation	64,952	63,981	64,784	63,759
Effect of dilutive securities:
Restricted stock units	551	449	659	603
Stock options and other stock-based awards	44	139	50	136
Shares used in diluted EPS calculation	65,547	64,569	65,493	64,498

13.	Derivatives

In April 2011, to mitigate interest rate exposure on our $300 million term loan, we entered into an interest rate derivative contract that effectively swaps $50 million of floating rate debt for fixed rate debt. Because the terms of the swap and the variable rate debt coincide, we do not expect any ineffectiveness. We have designated and accounted for this instrument as a cash flow hedge, with changes in fair value being deferred in accumulated other comprehensive loss in the consolidated balance sheets.

Since our swap is not listed on an exchange, we have evaluated its fair value by reference to similar transactions in active markets; consequently, we have classified the swap within Level 2 of the fair value measurement hierarchy. As of May 2011, the fair market value of our swap was a loss of $1.0 million, and the current mark-to-market loss position is recorded in other accrued expenses in the consolidated balance sheets.

In June 2011, we entered into a second $50 million interest rate derivative contract with the same terms and maturity date as the initial swap described above.

14.	Goodwill and Intangible Assets

The following table presents details of our intangible assets, other than goodwill, as of May 31, 2011 and November 30, 2010:

	As of	May 31, 2011		As of	November 30, 2010
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Intangible assets subject to amortization:
Information databases	$273,035	$(91,049)	$181,986	$237,888	$(73,815)	$164,073
Customer relationships	168,629	(34,595)	134,034	132,878	(28,533)	104,345
Non-compete agreements	9,868	(7,110)	2,758	9,551	(5,934)	3,617
Developed computer software	75,099	(19,964)	55,135	52,258	(15,926)	36,332
Other	16,050	(13,403)	2,647	14,944	(10,273)	4,671
Total	$542,681	$(166,121)	$376,560	$447,519	$(134,481)	$313,038
Intangible assets not subject to amortization:
Trademarks	75,356	—	75,356	70,366	—	70,366
Perpetual licenses	1,230	—	1,230	1,164	—	1,164
Total intangible assets	$619,267	$(166,121)	$453,146	$519,049	$(134,481)	$384,568

Intangible assets amortization expense was $14.5 million for the three months and $27.6 million for the six months ended May 31, 2011, as compared with $9.8 million for the three months and $19.1 million for the six months ended May 31, 2010. The following table presents the estimated future amortization expense related to intangible assets held as of May 31, 2011:

Year	Amount (in thousands)
Remainder of 2011	$31,587
2012	63,004
2013	57,696
2014	48,120
2015	44,900
Changes in our goodwill and gross intangible assets from November 30, 2010 to May 31, 2011 were primarily the result of our recent acquisition activities, in addition to foreign currency translation. Net intangibles increased primarily because of the addition of intangible assets associated with the acquisitions.

15.	Segment Information

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
Information about the operations of our three segments is set forth below. No single customer accounted for 10% or more of our total revenue for the three and six months ended May 31, 2011 and 2010. There are no material inter-segment revenues for any period presented. Certain corporate transactions are not allocated to the reportable segments, including such items as stock-based compensation expense, net periodic pension and post-retirement expense (income), corporate-level impairments, and gain (loss) on sale of corporate assets.

	Americas	EMEA	APAC	Shared Services	Consolidated Total
	(In thousands)
Three Months Ended May 31, 2011
Revenue	$196,559	$95,628	$32,930	$—	$325,117
Operating income	54,786	19,614	9,865	(33,295)	50,970
Depreciation and amortization	15,319	4,798	47	550	20,714
Three Months Ended May 31, 2010
Revenue	$168,054	$75,248	$23,178	$—	$266,480
Operating income	54,430	17,312	7,875	(30,286)	49,331
Depreciation and amortization	9,955	3,758	25	531	14,269

	Americas	EMEA	APAC	Shared Services	Consolidated Total
	(In thousands)
Six Months Ended May 31, 2011
Revenue	$377,750	$180,066	$62,303	$—	$620,119
Operating income	104,105	36,111	18,126	(67,070)	91,272
Depreciation and amortization	29,428	8,290	86	1,111	38,915
Six Months Ended May 31, 2010
Revenue	$320,022	$143,444	$43,749	$—	$507,215
Operating income	101,098	29,993	14,176	(59,198)	86,069
Depreciation and amortization	19,171	7,818	50	1,060	28,099
Revenue by transaction type was as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2011	2010	2011	2010
	(In thousands)
Subscription revenue	$250,541	$205,722	$484,313	$401,208
Consulting revenue	18,953	15,085	35,469	26,970
Transaction revenue	14,327	12,235	27,665	23,625
Other revenue	41,296	33,438	72,672	55,412
Total revenue	$325,117	$266,480	$620,119	$507,215

Revenue by information domain was as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2011	2010	2011	2010
	(In thousands)
Energy revenue	$139,445	$123,114	$261,096	$233,049
Product Lifecycle (PLC) revenue	108,493	83,175	210,273	157,909
Security revenue	30,111	26,953	56,931	52,352
Environment revenue	22,568	13,391	43,543	24,598
Macroeconomic Forecasting and Intersection revenue	24,500	19,847	48,276	39,307
Total revenue	$325,117	$266,480	$620,119	$507,215

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Summary

Business Overview

IHS is a leading source of information and insight in critical areas that shape today’s business landscape, including energy and power; design and supply chain; defense, risk and security; environmental, health and safety (EHS) and sustainability; country and industry forecasting; and commodities, pricing and cost. Businesses and governments around the globe rely on the comprehensive content, expert independent analysis and flexible delivery methods of IHS to make high-impact decisions and develop strategies with speed and confidence. IHS has been in business since 1959 and became a publicly traded company on the New York Stock Exchange in 2005. Headquartered in Englewood, Colorado, USA, IHS employs more than 5,100 people in more than 30 countries around the world. We source raw data and transform it into information through a series of transformational steps that reduce the uncertainty that is inherent in unrefined data and enhances its usefulness.

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

Our business has seasonal aspects. For instance, our second quarter results benefit from the inclusion of revenue from CERAWeek, an annual energy executive gathering. In addition, every three years, our third quarter benefits from the inclusion of revenue generated by the triennial release of the Boiler Pressure Vessel Code (BPVC) engineering standard. The BPVC benefit most recently occurred in the third quarter of 2010. Fourth quarter revenues and profits are modestly higher than the other three quarters; we attribute that trend to non-subscription revenue increases that tend to occur towards year-end.

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

•
Foreign currency – We define the foreign currency impact on revenue as the difference between current revenue at current exchange rates and current revenue at the corresponding prior period exchange rates. Due to the significance of revenue transacted in foreign currencies, we measure the impact of foreign currency movements on revenue.

Non-GAAP measures. We use non-GAAP measures such as Adjusted EBITDA and free cash flow in our operational and financial decision-making, believing that such measures allow us to focus on what we deem to be more reliable indicators of ongoing operating performance (Adjusted EBITDA) and our ability to generate cash flow from operations (free cash flow). We also believe that investors may find non-GAAP financial measures useful for the same reasons, although we caution readers that non-GAAP financial measures are not a substitute for GAAP financial measures or disclosures. None of these non-GAAP financial measures are recognized terms under GAAP and do not purport to be an alternative to net income or operating cash flow as an indicator of operating performance or any other GAAP measure. Throughout this section on management’s discussion and analysis and on our IHS website, we provide reconciliations of these non-GAAP financial measures to the most directly comparable GAAP measures.

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

Results of Operations

Total Revenue

Second quarter 2011 revenue increased 22% compared to the second quarter of 2010, and our year-to-date 2011 revenue also increased 22% compared to the same period of 2010. The table below displays the percentage point change in revenue due to organic, acquisitive, and foreign currency factors when comparing the three and six months ended May 31, 2011 to the three and six months ended May 31, 2010.

	Three Month Change			Six Month Change
(All amounts represent percentage points)	Organic	Acquisitive	Foreign Currency	Organic	Acquisitive	Foreign Currency
Increase in total revenue	7%	13%	3%	8%	13%	2%

The 7% organic revenue growth for the second quarter of 2011 was broad-based in nature, with most transaction types and all domains contributing to the growth. We experienced an 8% organic revenue increase in our subscription-based business, which continues to demonstrate the strength of the subscription-based business. We also benefited from positive organic growth within the transaction and other categories of our non-subscription business, which led to a combined 3% organic growth rate for the non-subscription business in the second quarter of 2011.

The 8% organic revenue growth for the six months of 2011 was also broad-based in nature, with all transaction types and all domains contributing to the growth. The subscription-based business increased 8% organically, and the non-subscription businesses all contributed positively to the overall growth.

The acquisition-related revenue growth for the quarter and year-to-date periods was primarily due to acquisitions we have made in the last twelve months, including the following:

•	Quantitative Micro Software (QMS) in the second quarter of 2010;

•
Certain chemical and energy portfolio business assets of Access Intelligence, as well as the acquisition of Atrion International Inc.; Syntex Management Systems, Inc.; and iSuppli Inc. in the fourth quarter of 2010; and

•	ODS-Petrodata; Dyadem International, Ltd.; and Chemical Market Associates, Inc. in the second quarter of 2011.

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

Revenue by Segment (geography)

	Three Months Ended May 31,		Percentage Change	Six Months Ended May 31,		Percentage Change
(In thousands, except percentages)	2011	2010		2011	2010
Americas revenue	$196,559	$168,054	17%	$377,750	$320,022	18%
As a percent of total revenue	60%	63%		61%	63%
EMEA revenue	95,628	75,248	27%	180,066	143,444	26%
As a percent of total revenue	29%	28%		29%	28%
APAC revenue	32,930	23,178	42%	62,303	43,749	42%
As a percent of total revenue	10%	9%		10%	9%
Total revenue	$325,117	$266,480	22%	$620,119	$507,215	22%

The percentage change in each geography segment is due to the factors described in the following table.

	Three Month Change			Six Month Change
(All amounts represent percentage points)	Organic	Acquisitive	Foreign Currency	Organic	Acquisitive	Foreign Currency
Americas revenue	6%	10%	1%	7%	10%	1%
EMEA revenue	5%	16%	6%	7%	16%	3%
APAC revenue	19%	19%	4%	17%	22%	3%

As our APAC operations have evolved, the management structure of the region has also evolved and now includes responsibility for overseeing India. Accordingly, we have included India's 2011 results in the APAC geographic segment, and we have reclassified India's 2010 results from EMEA to APAC.

For the three and six months of 2011, we experienced broad-based organic revenue growth in all three geographies, with subscription-based revenue and Energy domain revenue providing key contributions to the growth.

Revenue by Transaction Type

	Three Months Ended May 31,		Percentage Change	Six Months Ended May 31,		Percentage Change
(In thousands, except percentages)	2011	2010		2011	2010
Subscription revenue	$250,541	$205,722	22%	$484,313	$401,208	21%
As a percent of total revenue	77%	77%		78%	79%
Consulting revenue	18,953	15,085	26%	35,469	26,970	32%
As a percent of total revenue	6%	6%		6%	5%
Transaction revenue	14,327	12,235	17%	27,665	23,625	17%
As a percent of total revenue	4%	5%		4%	5%
Other revenue	41,296	33,438	24%	72,672	55,412	31%
As a percent of total revenue	13%	13%		12%	11%
Total revenue	$325,117	$266,480	22%	$620,119	$507,215	22%

We summarize our transaction type revenue by the following categories:

•	Subscription revenue represents the significant majority of our revenue, and is comprised of subscriptions to our various information databases.

•
Consulting revenue represents customer relationships where we are engaged to perform various professional services such as research and analysis, modeling and forecasting, and other similar work. Our consulting offerings are primarily focused on Energy/Resources, Manufacturing/Services, and the Public Sector.

•
Transaction revenue represents single-document product sales, which are typically sold through ecommerce and telesales channels. We usually deliver these products to our customers as part of a one-time, unique sale.

•
Other revenue consists of a variety of revenue streams, including conferences and events, advertising, data storage services, parts optimization software and services, and Environmental, Health, and Safety (EHS) & Sustainability enterprise software sales and services.

Relative to the 22% subscription revenue growth for the second quarter, approximately 8% is due to organic growth. This trend is especially important for us, as 77% of our revenue currently comes from our subscription base. Each of the three components of our non-subscription business also contributed positively to the overall revenue growth, with a combined 3% organic growth rate. While the three points of growth reduced the overall growth rate of the company, it is the fourth consecutive quarter of positive organic growth for our non-subscription business. Our CERAWeek conference showed nice growth over the prior year, representative of the strength in our Energy end market.

Relative to the 21% subscription revenue growth for the six months of 2011, approximately 8% is due to organic growth. Year-to-date, all three components of the non-subscription part of the business had positive organic growth, which signals to us that our business is experiencing steady growth in all areas. We think it is important to understand that our non-subscription products and services are critical to us, as they complement our subscription business in creating strong and comprehensive customer relationships.

Revenue by Information Domain

	Three Months Ended May 31,		Percentage Change	Six Months Ended May 31,		Percentage Change
(In thousands, except percentages)	2011	2010		2011	2010
Energy revenue	$139,445	$123,114	13%	$261,096	$233,049	12%
As a percent of total revenue	43%	46%		42%	46%
Product Lifecycle (PLC) revenue	108,493	83,175	30%	210,273	157,909	33%
As a percent of total revenue	33%	31%		34%	31%
Security revenue	30,111	26,953	12%	56,931	52,352	9%
As a percent of total revenue	9%	10%		9%	10%
Environment revenue	22,568	13,391	69%	43,543	24,598	77%
As a percent of total revenue	7%	5%		7%	5%
Macroeconomic Forecasting and Intersection revenue	24,500	19,847	23%	48,276	39,307	23%
As a percent of total revenue	8%	7%		8%	8%
Total revenue	$325,117	$266,480	22%	$620,119	$507,215	22%

For the three and six months of 2011, our Energy domain revenue is still our most significant source of revenue, and our revenue growth in that domain highlights the continued strength of our Energy offerings across all geographic segments. Product Lifecycle revenue increases were primarily due to the fourth quarter 2010 acquisition of iSuppli, as well as steady performance in the other PLC offerings. Security revenue continues to be particularly strengthened by our maritime offerings. Environment’s increases are primarily due to recent acquisitions, with solid organic growth contributing to the increase as well. The Macroeconomic Forecasting and Intersection revenue supports all of the other domains, and has experienced double digit organic growth in both the three and six months of 2011.

Operating Expenses

We continuously evaluate our operating expenses and look for opportunities to improve margins and manage expenses. In 2010, we eliminated approximately three percent of our worldwide workforce. In the first and second quarters of 2011, we incurred acquisition-related costs to close deals and leverage synergies from recent business combinations. We continue to make progress on our Vanguard initiative, which is our plan for consolidating and standardizing billing systems, general ledgers, sales-force automation capabilities, and all supporting business processes. We are also in the process of reducing the number of global data centers that we employ to manage our business.

The following table shows our operating expenses and the associated percentages of revenue.

	Three Months Ended May 31,		Percentage Change	Six Months Ended May 31,		Percentage Change
(In thousands, except percentages)	2011	2010		2011	2010
Operating expenses:
Cost of revenue	$142,979	$112,938	27%	$271,163	$218,144	24%
As a percent of revenue	44%	42%		44%	43%
SG&A expense	$105,668	$89,059	19%	$207,440	$173,711	19%
As a percent of revenue	33%	33%		33%	34%
Depreciation and amortization expense	$20,714	$14,269	45%	$38,915	$28,099	38%
As a percent of revenue	6%	5%		6%	6%
Supplemental information:
SG&A expense excluding stock-based compensation	$87,307	$72,744	20%	$167,835	$139,526	20%
As a percent of revenue	27%	27%		27%	28%

Cost of Revenue and Sales Margins

For the three and six months ended May 31, 2011, compared to 2010, cost of revenue increased in line with the increase in revenue. Total sales margins, which we define as revenue less cost of sales, divided by total sales, are modestly lower in the three and six months of 2011, primarily because of lower sales margins in our recent acquisitions. The following table shows the sales margin percentages and percentage point change by operating segment.

	Three Months Ended May 31,		Percentage Change	Six Months Ended May 31,		Percentage Change
(Percentages)	2011	2010		2011	2010
Americas sales margin	56.8%	59.0%	(2.2)%	57.6%	58.6%	(1.0)%
EMEA sales margin	54.3%	55.6%	(1.3)%	53.7%	54.8%	(1.1)%
APAC sales margin	60.2%	62.5%	(2.3)%	59.6%	61.5%	(1.9)%
Total sales margin	56.0%	57.6%	(1.6)%	56.3%	57.0%	(0.7)%

In general, sales margins generated by our recent acquisitions caused decreases in each of the segment margins, but were offset to some degree by operational improvements, including organic growth increases and cost control.

Selling, General and Administrative (SG&A) Expense

We evaluate our SG&A expense excluding stock-based compensation expense. We are investing more heavily in our colleagues, with enhanced 2011 compensation and increased training and development opportunities. Even with this increased focus on our people, we continue to manage the cost structure of our business, and SG&A expense has consequently remained flat as a percentage of revenue compared to the prior-year periods.

Depreciation and Amortization Expense

For the three and six months ended May 31, 2011, compared to 2010, depreciation and amortization expense increased primarily due to the increase in depreciable and amortizable assets from capital expenditures and acquisitions.

Acquisition-related Costs

Please refer to Note 6 to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q for a discussion of our first and second quarter 2011 costs incurred for integration and other acquisition-related activities. We incurred $1.2 million of costs in the second quarter of 2011, and have incurred $4.5 million of costs year-to-date for these activities. Because acquisitions are a key component of our growth strategy, we expect that we will continue to perform similar activities for future acquisitions, and we intend to identify these costs in a separate line item of our financial statements.

Restructuring

Please refer to Note 7 to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q for a discussion of our third quarter 2010 restructuring activities. We incurred $9.1 million of restructuring charges in the third quarter of 2010. In the second quarter of 2011, we increased our restructuring cost estimate by a net $0.7 million, which represented increased contract termination costs to exit space in one of our facilities, partially offset by favorable resolution of employee severance costs.

Operating Income by Segment (geography)

	Three Months Ended May 31,		Percentage Change	Six Months Ended May 31,		Percentage Change
(In thousands, except percentages)	2011	2010		2011	2010
Americas operating income	$54,786	$54,430	1%	$104,105	$101,098	3%
As a percent of segment revenue	28%	32%		28%	32%
EMEA operating income	19,614	17,312	13%	36,111	29,993	20%
As a percent of segment revenue	21%	23%		20%	21%
APAC operating income	9,865	7,875	25%	18,126	14,176	28%
As a percent of segment revenue	30%	34%		29%	32%
Shared services operating income	(33,295)	(30,286)		(67,070)	(59,198)
Total operating income	$50,970	$49,331	3%	$91,272	$86,069	6%
As a percent of total revenue	16%	19%		15%	17%

For the three and six months ended May 31, 2011, compared to 2010, the decrease in Americas and EMEA operating income as a percentage of revenue is primary due to recent acquisition activity. Depreciation and amortization associated with the intangible assets of the recent acquisitions has primarily impacted the Americas and EMEA segments, and we have incurred acquisition-related costs as part of the integration efforts for those acquisitions. The increase in APAC operating income is driven primarily by a combination of acquisitions and organic growth.

Provision for Income Taxes

Our effective tax rate for the three and six months ended May 31, 2011 was 21.2% and 21.1%, respectively, compared to 21.7% and 23.6% for the same respective periods of 2010. The 2011 effective tax rate reflects the full-year benefit from a tax election made during the second quarter of 2010. We currently expect our full year 2011 GAAP tax rate to be in the 21-22% range.

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

	Three Months Ended May 31,		Percentage Change	Six Months Ended May 31,		Percentage Change
(In thousands, except percentages)	2011	2010		2011	2010

Net income	$38,722	$38,478	1%	$69,438	$65,301	6%
Interest income	(306)	(94)		(491)	(198)
Interest expense	2,145	295		3,807	660
Provision for income taxes	10,401	10,652		18,517	20,180
Depreciation and amortization	20,714	14,269		38,915	28,099
EBITDA	$71,676	$63,600	13%	$130,186	$114,042	14%
Stock-based compensation expense	19,291	17,640		41,389	36,942
Restructuring charges (credits)	702	(82)		702	(82)
Acquisition-related costs	1,243	—		4,549	—
Non-cash net periodic pension and post-retirement expense	2,604	853		5,207	1,704
Loss from discontinued operations, net	8	—		1	126
Adjusted EBITDA	$95,524	$82,011	16%	$182,034	$152,732	19%
Adjusted EBITDA as a percentage of revenue	29.4%	30.8%		29.4%	30.1%

Our Adjusted EBITDA for 2011 increased primarily because of our improving organic revenue growth, the acquisitions we have made, and the leverage in our business model. Consistent with performance in the past two quarters, acquisitions completed in the last twelve months suppressed margins by about 160 basis points during the second quarter of 2011, and foreign currency impacts held margins down by another 50 basis points. After considering these impacts, our operational margin expansion was about 70 basis points over the second quarter of 2010. Relative to the margin drag from acquisitions, we expect the aggregate margins of our recent acquisitions to steadily improve over the next four to eight quarters, becoming accretive by the end of 2012.

Financial Condition

(In thousands, except percentages)	As of May 31, 2011	As of November 30, 2010	Dollar change	Percent change
Accounts receivable, net	$244,239	$256,552	$(12,313)	(5)%
Accrued compensation	33,859	51,233	(17,374)	(34)%
Deferred subscription revenue	492,051	392,132	99,919	25%

We have historically experienced seasonal decreases in our accounts receivable balance in the second and third quarters, as we typically have the most subscription renewals in our fiscal first and fourth quarters. This trend continued in 2011. The change in accrued compensation is primarily due to the 2010 bonus payout made in early 2011, partially offset by current year accruals. The increase in deferred subscription revenue was primarily attributable to organic and acquisition-related growth, as well as successfully completing annual renewals on time. Year-over-year, our deferred revenue balance increased $120 million, or 32%, and the organic growth rate within deferred subscription revenue was approximately 12% as of May 31, 2011. This organic growth rate metric is a directional, and not a precise, indicator of future revenue performance.

Liquidity and Capital Resources

As of May 31, 2011, we had cash and cash equivalents of $147 million, of which approximately $117 million is currently held by our foreign subsidiaries. We also had $295 million of debt as of May 31, 2011. We have generated strong cash flows from operations over the last few years. On a trailing twelve-month basis, our conversion of Adjusted EBITDA to free cash flow was 68%. The conversion ratio was held down by an increase in receivables aging, but we expect that ratio to revert to approximately 70% in the coming quarters. Because of our cash, debt, and cash flow positions, as well as the new financing that we secured in January 2011, we believe we will have sufficient cash to meet our working capital and capital expenditure needs.

Our future capital requirements will depend on many factors, including the level of future acquisitions, the need for additional facilities or facility improvements, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products, changing technology, investments in our internal business applications, and the continued market acceptance of our offerings. We could be required, or could elect, to seek additional funding through public or private equity or debt financing for any possible future acquisitions; however, additional funds may not be available on terms acceptable to us or at all. We expect to incur approximately $50-55 million in capital expenditures in 2011.

Cash Flows

	Six Months Ended May 31,
(In thousands, except percentages)	2011	2010	Dollar change	Percent change
Net cash provided by operating activities	$200,981	$179,156	$21,825	12%
Net cash used in investing activities	(243,748)	(102,159)	(141,589)	139%
Net cash provided by (used in) financing activities	(17,621)	14,158	(31,779)	(224)%

The increase in net cash provided by operating activities was principally due to increased billings and collections in the first six months of 2011. Our subscription-based business model continues to be a cash flow generator that is aided by the following factors:

•	positive working capital characteristics that do not generally require substantial working capital increases to support our growth;

•	relatively low levels of required capital expenditures; and

•	our well-capitalized balance sheet.

The increase in net cash used in investing activities was principally due to significant acquisition activity in the second quarter of 2011, as well as a significant increase in capital expenditures for our various investment initiatives in facilities and infrastructure.

The increase in net cash used in financing activities for the six months of 2011 was principally due to reduced net borrowings, as well as the payment of debt issuance costs.

Free Cash Flow (non-GAAP measure)

The following table reconciles our non-GAAP free cash flow measure to net cash provided by operating activities.

	Six Months Ended May 31,
(In thousands, except percentages)	2011	2010	Dollar change	Percent change
Net cash provided by operating activities	$200,981	$179,156
Capital expenditures on property and equipment	(32,531)	(16,339)
Free cash flow	$168,450	$162,817	$5,633	3%

Our free cash flow has historically been very healthy, and we expect that it will continue to be a significant source of funding for our business strategy of growth through organic and acquisitive means. We expect capital expenditures to stay in the range of 3-4% of revenue for the near term.

Credit Facility and Other Debt

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

Our $300 million term loan is subject to variable interest rates. In April and June of 2011, we entered into interest rate derivative contracts that swap variable interest rates for fixed on $100 million of the term loan. A hypothetical 10% adverse movement in interest rates related to the contracts would not have a material impact on our financial position and results of operations.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides detail about our share repurchases during the three months ended May 31, 2011.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
March 1 - March 31, 2011	13	$88.62	—	1,000,000
April 1 - April 30, 2011	5,388	89.10	—	1,000,000
May 1 - May 31, 2011	3,048	86.89	—	1,000,000
Total share repurchases	8,449	$88.30	—
_____________________________

(1) Amounts represent shares of common stock surrendered by employees in an amount equal to the statutory tax liability associated with the vesting of their equity awards. We then pay the statutory tax on behalf of the employee. Our board of directors approved this program in 2006 in an effort to reduce the dilutive effects of employee equity grants.

(2) To more fully offset the dilutive effect of our employee equity programs, in March 2011, our board of directors approved a plan authorizing us to buy back up to one million shares per year in the open market. We may execute on this program at our discretion, balancing dilution offset with other investment opportunities of the business, including acquisitions. This plan does not have an expiration date.

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

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 27, 2011.

IHS INC.

By:	/s/ Heather Matzke-Hamlin
	Name:	Heather Matzke-Hamlin
	Title:	Senior Vice President and Chief Accounting Officer