Form 10-Q
period 2011-08-31
IHS Inc.
filed 2011-09-28
CIK 1316360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________
FORM 10-Q
  ___________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of August 31, 2011, there were 65,010,669 shares of our Class A Common Stock outstanding.

PART I.   FINANCIAL INFORMATION

Item 1.	Financial Statements
IHS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per-share amounts)

	As of	As of
	August 31, 2011	November 30, 2010
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$202,872	$200,735
Accounts receivable, net	248,864	256,552
Income tax receivable	557	—
Deferred subscription costs	40,734	41,449
Deferred income taxes	47,066	33,532
Other	30,762	20,466
Total current assets	570,855	552,734
Non-current assets:
Property and equipment, net	125,496	93,193
Intangible assets, net	592,943	384,568
Goodwill, net	1,683,641	1,120,830
Other	7,147	4,377
Total non-current assets	2,409,227	1,602,968
Total assets	$2,980,082	$2,155,702
Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$287,078	$19,054
Accounts payable	30,541	35,854
Accrued compensation	39,861	51,233
Accrued royalties	17,334	24,338
Other accrued expenses	55,604	51,307
Income tax payable	—	4,350
Deferred revenue	473,803	392,132
Total current liabilities	904,221	578,268
Long-term debt	523,803	275,095
Accrued pension liability	30,968	25,104
Accrued post-retirement benefits	10,203	10,056
Deferred income taxes	136,372	73,586
Other liabilities	20,758	17,512
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.01 par value per share, 160,000,000 shares authorized, 67,365,244 and 66,250,283 shares issued, and 65,010,669 and 64,248,547 shares outstanding at August 31, 2011 and November 30, 2010, respectively	674	662
Additional paid-in capital	613,836	541,108
Treasury stock, at cost: 2,354,575 and 2,001,736 shares at August 31, 2011 and November 30, 2010, respectively	(129,586)	(101,554)
Retained earnings	969,527	860,497
Accumulated other comprehensive loss	(100,694)	(124,632)
Total stockholders’ equity	1,353,757	1,176,081
Total liabilities and stockholders’ equity	$2,980,082	$2,155,702
See accompanying notes.

IHS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per-share amounts)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Revenue:
Products	$295,328	$239,580	$832,006	676,445
Services	45,138	32,032	128,014	101,125
Total revenue	340,466	271,612	960,020	777,570
Operating expenses:
Cost of revenue:
Products	121,866	98,037	347,288	277,878
Services	23,376	17,345	68,448	54,836
Total cost of revenue (includes stock-based compensation expense of $854; $446; $2,638 and $3,203 for the three and nine months ended August 31, 2011 and 2010, respectively)	145,242	115,382	415,736	332,714
Selling, general and administrative (includes stock-based compensation expense of $21,570; $12,336; $61,175 and $46,521 for the three and nine months ended August 31, 2011 and 2010, respectively)	117,353	86,203	324,793	259,914
Depreciation and amortization	23,496	14,406	62,411	42,505
Restructuring charges	356	9,104	1,058	9,022
Acquisition-related costs	1,540	—	6,089	—
Net periodic pension and post-retirement expense	2,792	1,191	8,257	3,579
Other expense (income), net	(197)	262	416	(852)
Total operating expenses	290,582	226,548	818,760	646,882
Operating income	49,884	45,064	141,260	130,688
Interest income	163	188	654	386
Interest expense	(2,967)	(413)	(6,774)	(1,073)
Non-operating expense, net	(2,804)	(225)	(6,120)	(687)
Income from continuing operations before income taxes	47,080	44,839	135,140	130,001
Provision for income taxes	(7,505)	(10,303)	(26,050)	(30,362)
Income from continuing operations	39,575	34,536	109,090	99,639
Income (loss) from discontinued operations, net	17	23	(60)	221
Net income	$39,592	$34,559	$109,030	99,860

Basic earnings per share:
Income from continuing operations	$0.61	$0.54	$1.68	$1.56
Income (loss) from discontinued operations, net	$—	$—	$—	$—
Net income	$0.61	$0.54	$1.68	$1.56
Weighted average shares used in computing basic earnings per share	65,022	64,122	64,864	63,881

Diluted earnings per share:
Income from continuing operations	$0.60	$0.53	$1.66	$1.54
Income (loss) from discontinued operations, net	$—	$—	$—	$—
Net income	$0.60	$0.53	$1.66	$1.55
Weighted average shares used in computing diluted earnings per share	65,677	64,720	65,555	64,574

See accompanying notes.

IHS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended August 31,
	2011	2010
	(Unaudited)
Operating activities:
Net income	$109,030	$99,860
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	62,411	42,505
Stock-based compensation expense	63,813	49,724
Excess tax benefit from stock-based compensation	(9,182)	(5,024)
Non-cash net periodic pension and post-retirement expense	7,809	2,555
Deferred income taxes	8,898	347
Change in assets and liabilities:
Accounts receivable, net	35,737	14,591
Other current assets	(3,471)	(1,098)
Accounts payable	(7,838)	2,221
Accrued expenses	(26,439)	(17,363)
Income tax payable	(13,874)	2,825
Deferred revenue	25,831	30,770
Other liabilities	517	(598)
Net cash provided by operating activities	253,242	221,315
Investing activities:
Capital expenditures on property and equipment	(45,373)	(23,187)
Acquisitions of businesses, net of cash acquired	(699,992)	(83,567)
Intangible assets acquired	(2,985)	—
Change in other assets	(1,203)	(889)
Settlements of forward contracts	(2,849)	(71)
Net cash used in investing activities	(752,402)	(107,714)
Financing activities:
Proceeds from borrowings	870,000	95,000
Repayment of borrowings	(353,368)	(43,270)
Payment of debt issuance costs	(6,326)	—
Excess tax benefit from stock-based compensation	9,182	5,024
Proceeds from the exercise of employee stock options	2,144	618
Repurchases of common stock	(28,032)	(25,485)
Net cash provided by financing activities	493,600	31,887
Foreign exchange impact on cash balance	7,697	(12,538)
Net increase in cash and cash equivalents	2,137	132,950
Cash and cash equivalents at the beginning of the period	200,735	124,201
Cash and cash equivalents at the end of the period	$202,872	$257,151

See accompanying notes.

IHS INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Shares of Class A Common Stock	Class A Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at November 30, 2010 (Audited)	64,249	$662	$541,108	$(101,554)	$860,497	$(124,632)	$1,176,081
Stock-based award activity	762	12	63,546	(28,032)	—	—	35,526
Excess tax benefit on vested shares	—	—	9,182	—	—	—	9,182
Net income	—	—	—	—	109,030	—	109,030
Other comprehensive income:
Unrealized losses on hedging activities	—	—	—	—	—	(2,290)	(2,290)
Foreign currency translation adjustments	—	—	—	—	—	26,228	26,228
Comprehensive income, net of tax	—	—	—	—	—	—	132,968
Balance at August 31, 2011	65,011	$674	$613,836	$(129,586)	$969,527	$(100,694)	$1,353,757
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

Our business has seasonal aspects. For instance, our second quarter results benefit from the inclusion of revenue from CERAWeek, an annual energy executive gathering. In addition, every three years, our third quarter benefits from the inclusion of revenue generated by the triennial release of the Boiler Pressure Vessel Code (BPVC) engineering standard. The BPVC benefit most recently occurred in the third quarter of 2010. Our fourth quarter revenue and profits are modestly higher than the other three quarters.
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

In June 2011, the FASB issued guidance on the presentation of comprehensive income that will become effective for us in the first quarter of 2013. Under the new guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance does not change the components that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. We are evaluating our presentation options under this ASU; however, we do not expect these changes to impact the consolidated financial statements other than the change in presentation.

In September 2011, the FASB issued guidance on testing goodwill for impairment that will become effective for us in the first quarter of 2013; however, early adoption is permitted. Under the new guidance, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the entity determines that this threshold is not met, then performing the two-step impairment test is unnecessary. We are currently evaluating whether we will elect to use this new qualitative approach to impairment testing and when we would adopt.

2.	Business Combinations

During the nine months ended August 31, 2011, we completed the following acquisitions, among others:

ODS-Petrodata (Holdings) Ltd. (ODS-Petrodata). On April 16, 2011, we acquired ODS-Petrodata for approximately $75 million in cash, net of cash acquired. ODS-Petrodata is a premier provider of data, information, and market intelligence to the offshore energy industry.

Dyadem International, Ltd. (Dyadem). On April 26, 2011, we acquired Dyadem for approximately $49 million in cash, net of cash acquired. Dyadem is a market leader in Operational Risk Management and Quality Risk Management solutions.

Chemical Market Associates, Inc. (CMAI). On May 2, 2011, we acquired CMAI for approximately $73 million in cash, net of cash acquired. CMAI is a leading provider of market and business advisory services for the worldwide petrochemical, specialty chemicals, fertilizer, plastics, fibers, and chlor-alkali industries.

Seismic Micro-Technology (SMT). On August 10, 2011, we acquired SMT for approximately $501 million in cash, net of cash acquired. SMT is a global leader in Windows-based exploration and production software, and its solutions are used by geoscientists worldwide to evaluate potential reservoirs and plan field development. As a result of the acquisition, we expect to provide a more robust, valuable, and integrated solution set of information, software, and insight to support our energy customers worldwide.

The following table summarizes the initial purchase price allocation, net of acquired cash, for all acquisitions completed in the nine months of 2011 (in thousands):

	SMT	ODS-Petrodata	CMAI	All others	Total
Assets:
Current assets	$12,886	$5,450	$6,364	$6,940	$31,640
Property and equipment	2,303	710	1,799	1,697	6,509
Intangible assets	164,690	21,950	34,170	28,162	248,972
Goodwill	405,867	61,535	62,749	25,791	555,942
Other long-term assets	1,259	1,359	2,369	—	4,987
Total assets	587,005	91,004	107,451	62,590	848,050
Liabilities:
Current liabilities	7,353	2,606	5,462	5,775	21,196
Deferred revenue	17,403	9,814	15,735	4,521	47,473
Deferred taxes	61,569	3,423	12,930	1,467	79,389
Total liabilities	86,325	15,843	34,127	11,763	148,058
Purchase price	$500,680	$75,161	$73,324	$50,827	$699,992

We have included revenue and expenses from acquisition operations in the appropriate geographic segment from the date of each respective acquisition. The acquisitions have contributed $27.1 million and $35.5 million of revenue for the three and nine months of 2011, respectively, and $2.3 million and $1.9 million of income from continuing operations for the same respective periods.

The following unaudited pro forma information has been prepared as if all acquisitions completed in 2011 had been consummated at December 1, 2009. This information is presented for informational purposes only, and is not necessarily indicative of the operating results that would have occurred if the acquisitions had been consummated as of that date. This information should not be used as a predictive measure of our future financial position, results of operations, or liquidity.

	Three Months Ended August 31,		Nine Months Ended August 31,
Supplemental pro forma financial information (Unaudited)	2011	2010	2011	2010
	(In thousands)
Total revenue	353,436	305,078	1,042,523	869,127
Income from continuing operations	40,908	32,976	108,514	88,838
Diluted earnings per share	0.62	0.51	1.66	1.38

3.	Commitments and Contingencies

We are a party to various legal proceedings that arise in the ordinary course of business. In the opinion of management, none of these actions, either individually or in the aggregate, is expected to have a material adverse affect on our financial condition, liquidity, or results of operations.

4.	Comprehensive Income

Our comprehensive income for the three and nine months ended August 31, 2011 and 2010, was as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2011	2010	2011	2010
	(In thousands)
Net income	$39,592	$34,559	$109,030	$99,860
Other comprehensive income (loss):
Unrealized losses on hedging activities	(1,660)	—	(2,290)	—
Foreign currency translation adjustment	(3,129)	13,882	26,228	(29,366)
Total comprehensive income	$34,803	$48,441	$132,968	$70,494

5.	Discontinued Operations

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

During the third quarter of 2011, we approved a plan to sell the assets of a small print-and-advertising business focused on a narrow, declining market. The sale of this business included certain intellectual property.

Operating results of these discontinued operations for the three and nine months ended August 31, 2011 and 2010, respectively, were as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2011	2010	2011	2010
	(In thousands)
Revenue	$365	$446	$930	$1,703

Income (loss) from discontinued operations before income taxes	23	32	(82)	318
Tax benefit (expense)	(6)	(9)	22	(97)
Income (loss) from discontinued operations, net	$17	$23	$(60)	$221

6.	Acquisition-related Costs

During the nine months ended August 31, 2011, we incurred costs to complete acquisitions and to leverage synergies from recent business combinations. As a result of these activities, we eliminated approximately 40 positions and closed one of the acquired offices. The changes only affected the Americas and EMEA segments.
The acquisition-related charges that we have recorded consist of direct and incremental costs associated with severance, outplacement, and other employee-related benefits; facility closure and other contract termination costs; and legal, investment banking, due diligence, and valuation service fees associated with the recent acquisitions that were incurred during the nine months ended August 31, 2011. Approximately $5.7 million of the charge related to our Americas segment and $0.4 million pertained to our EMEA segment. The charge was comprised of the following:

	Three Months Ended August 31, 2011	Nine Months Ended August 31, 2011
	(In thousands)
Employee severance and other termination benefits	$691	$2,971
Contract termination costs	100	706
Other	749	2,412
Total	$1,540	$6,089

A reconciliation of the related accrued liability as of August 31, 2011 is as follows:

	Employee Severance and Other Termination Benefits	Contract Termination Costs	Other	Total
	(In thousands)
Balance at November 30, 2010	$—	$—	$—	$—
Add: Costs incurred	2,971	706	2,412	6,089
Less: Amount paid during the nine months ended August 31, 2011	(2,371)	(135)	(1,866)	(4,372)
Balance at August 31, 2011	$600	$571	$546	$1,717

As of August 31, 2011, the entire remaining $1.7 million liability was in the Americas segment.

7.	Restructuring Charges

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

In the second quarter of 2011, we recorded an additional $0.7 million of net restructuring costs in the Americas segment, which represents a revision to our third quarter 2010 estimate of cost to exit space in one of our facilities, partially offset by favorable resolution of employee severance costs. In the third quarter of 2011, we recorded $0.4 million of restructuring charges for severance costs associated with our election to exit a minor government-services business. We expect to reclassify the third quarter 2011 restructuring costs to discontinued operations in the fourth quarter of 2011, when the abandonment of that business is complete.

The following table provides a reconciliation of the restructuring liability as of August 31, 2011:

	Employee Severance and Other Termination Benefits	Contract Termination Costs	Other	Total
	(In thousands)
Balance at November 30, 2010	$1,286	$122	$47	$1,455
Add: Restructuring costs incurred	356	—	—	356
Revision to prior estimates	(394)	1,143	(47)	702
Less: Amount paid during the nine months ended August 31, 2011	(892)	(1,265)	—	(2,157)
Balance at August 31, 2011	$356	$—	$—	$356

As of August 31, 2011, the entire remaining $0.4 million liability was in the Americas segment.

8.	Stock-based Compensation

Stock-based compensation expense for the three and nine months ended August 31, 2011 and 2010, respectively, was as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2011	2010	2011	2010
	(In thousands)
Cost of revenue	$854	$446	$2,638	$3,203
Selling, general and administrative	21,570	12,336	61,175	46,521
Total stock-based compensation expense	$22,424	$12,782	$63,813	$49,724
Total income tax benefits recognized for stock-based compensation arrangements were as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2011	2010	2011	2010
	(In thousands)
Income tax benefits	$7,842	$4,444	$22,444	$18,113
No stock-based compensation cost was capitalized during the three or nine months ended August 31, 2011 and 2010.
As of August 31, 2011, there was $106.4 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested stock-based awards that will be recognized over a weighted average period of approximately 1.3 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
Nonvested Shares. The following table summarizes changes in nonvested shares during the nine months ended August 31, 2011.

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands)
Balances, November 30, 2010	2,732	$48.40
Granted	1,295	$80.54
Vested	(1,065)	$54.05
Forfeited	(164)	$58.88
Balances, August 31, 2011	2,798	$64.96
The total fair value of nonvested shares that vested during the nine months ended August 31, 2011 was $84.8 million based on the weighted-average fair value on the vesting date.

9.	Income Taxes

Our effective tax rate is estimated based upon the effective tax rate expected to be applicable for the full fiscal year.
Our effective tax rate for the three and nine months ended August 31, 2011 was 15.9% and 19.3% , respectively, compared to 23.0% and 23.4% for the same respective periods of 2010. The 2011 rates reflect the benefits from discrete period items, including a reduction in the statutory tax rate in the United Kingdom.

As of August 31, 2011, the total amount of unrecognized tax benefits was $1.8 million, of which $0.2 million related to interest. Unrecognized tax benefits increased less than $0.1 million during the first nine months of 2011.

10.	Debt
On January 5, 2011, we entered into a $1 billion syndicated bank credit agreement consisting of a $300 million term loan and a $700 million revolver (collectively, the Credit Facility). All borrowings under the Credit Facility are unsecured. The loan and revolver included in the Credit Facility have a five-year term ending in January 2016. The interest rates for borrowings under the Credit Facility will be the applicable LIBOR plus 1.25% to 2.00%, depending upon our Leverage Ratio, which is defined as the ratio of Consolidated Funded Indebtedness to rolling four-quarter Consolidated Earnings Before Interest Expense, Taxes, Depreciation and Amortization (EBITDA), as defined in the Credit Facility. A commitment fee on any unused balance is payable periodically and ranges from 0.20% to 0.35% based upon our Leverage Ratio. The Credit Facility contains certain financial and other covenants, including a maximum Leverage Ratio and a maximum Interest Coverage Ratio, as defined in the Credit Facility. The old revolving credit agreement was retired immediately upon consummation of the new financing.
As of August 31, 2011, we were in compliance with all of the covenants in the Credit Facility and had approximately $520 million of outstanding borrowings under the revolver and $289 million of outstanding borrowings under the term loan, both at a current annual interest rate of 1.5%. We have classified $250 million of revolver borrowings as long-term and $270 million as short-term based upon our current estimate of expected repayments for the next twelve months. Short-term debt also includes $15 million of scheduled term loan principal repayments over the next twelve months. We had approximately $0.6 million of outstanding letters of credit under the agreement as of August 31, 2011.
Our debt as of August 31, 2011 also included approximately $2 million of non-interest bearing notes that were issued to the sellers of Prime Publications Limited, a company that we purchased in 2008. These notes are due upon demand and are therefore recorded in short-term debt in the consolidated balance sheets.

11.	Pensions and Post-retirement Benefits

Our defined-benefit plans consist of a non-contributory retirement plan for all of our U.S. employees with at least one year of service (U.S. RIP), a pension plan that covers certain employees of one of our United Kingdom-based subsidiaries (U.K. RIP), and a supplemental income plan (SIP) for certain US employees who earn over a federally stipulated amount. During 2010, we approved a plan design change to the U.S. RIP that was effective March 1, 2011, and we also made the decision to discontinue future benefit accruals under the U.K. RIP. Our net periodic pension expense (income) for the three and nine months ended August 31, 2011 and 2010, respectively, was comprised of the following:

	Three Months Ended August 31, 2011				Three Months Ended August 31, 2010
	U.S. RIP	U.K. RIP	SIP	Total	U.S. RIP	U.K. RIP	SIP	Total
	(In thousands)
Service costs incurred	2,109	$35	$35	$2,179	$2,004	$158	$53	2,215
Interest costs on projected benefit obligation	2,969	478	99	3,546	2,993	443	104	3,540
Expected return on plan assets	(4,830)	(577)	—	(5,407)	(5,038)	(533)	—	(5,571)
Amortization of prior service cost	(336)	—	(2)	(338)	(120)	—	10	(110)
Amortization of actuarial loss (gain)	2,463	10	42	2,515	1,497	49	46	1,592
Amortization of transitional obligation/(asset)	—	—	10	10	—	—	10	10
Special termination benefits	—	—	60	60	—	—	—	—
Net periodic pension expense (income)	$2,375	$(54)	$244	$2,565	$1,336	$117	$223	$1,676

	Nine Months Ended August 31, 2011				Nine Months Ended August 31, 2010
	U.S. RIP	U.K. RIP	SIP	Total	U.S. RIP	U.K. RIP	SIP	Total
	(In thousands)
Service costs incurred	6,328	$108	$105	$6,541	$6,012	$477	$159	6,648
Interest costs on projected benefit obligation	8,907	1,463	297	10,667	8,979	1,333	312	10,624
Expected return on plan assets	(14,490)	(1,767)	—	(16,257)	(15,114)	(1,604)	—	(16,718)
Amortization of prior service cost	(1,008)	—	(6)	(1,014)	(358)	—	32	(326)
Amortization of actuarial loss (gain)	7,389	30	126	7,545	4,490	148	137	4,775
Amortization of transitional obligation/(asset)	—	—	32	32	—	—	30	30
Special termination benefits	—	—	60	60	—	—	—	—
Net periodic pension expense (income)	$7,126	$(166)	$614	$7,574	$4,009	$354	$670	$5,033
Our net periodic post-retirement expense (income) was comprised of the following for the three and nine months ended August 31, 2011 and 2010, respectively:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2011	2010	2011	2010
	(In thousands)
Service costs incurred	$7	$12	$21	$36
Interest costs on projected benefit obligation	132	140	396	420
Amortization of prior service cost	(81)	(809)	(243)	(2,425)
Amortization of net actuarial loss	169	172	509	515
Net periodic post-retirement expense (income)	$227	$(485)	$683	$(1,454)

12.	Earnings per Share

Basic earnings per share (EPS) is computed on the basis of the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common shares.
Weighted average common shares outstanding for the three and nine months ended August 31, 2011 and 2010, respectively, were calculated as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2011	2010	2011	2010
	(In thousands)
Weighted average common shares outstanding:
Shares used in basic EPS calculation	65,022	64,122	64,864	63,881
Effect of dilutive securities:
Restricted stock units	616	463	609	562
Stock options and other stock-based awards	39	135	82	131
Shares used in diluted EPS calculation	65,677	64,720	65,555	64,574

13.	Derivatives

In April and June 2011, to mitigate interest rate exposure on our $300 million term loan, we entered into four-year interest rate derivative contracts that effectively swap $100 million of floating rate debt for fixed rate debt. Because the terms of the swaps and the variable rate debt coincide, we do not expect any ineffectiveness. We have designated and accounted for these instruments as cash flow hedges, with changes in fair value being deferred in accumulated other comprehensive loss in the consolidated balance sheets.

Since our swaps are not listed on an exchange, we have evaluated fair value by reference to similar transactions in active markets; consequently, we have classified the swaps within Level 2 of the fair value measurement hierarchy. As of August 31, 2011, the fair market value of our swaps was a loss of $3.7 million, and the current mark-to-market loss position is recorded in other liabilities in the consolidated balance sheets.

14.	Goodwill and Intangible Assets

The following table presents details of our intangible assets, other than goodwill, as of August 31, 2011 and November 30, 2010:

	As of	August 31, 2011		As of	November 30, 2010
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Intangible assets subject to amortization:
Information databases	$265,799	$(99,263)	$166,536	$237,888	$(73,815)	$164,073
Customer relationships	207,731	(38,636)	169,095	132,878	(28,533)	104,345
Non-compete agreements	11,088	(7,629)	3,459	9,551	(5,934)	3,617
Developed computer software	186,423	(23,975)	162,448	52,258	(15,926)	36,332
Other	33,839	(14,978)	18,861	14,944	(10,273)	4,671
Total	$704,880	$(184,481)	$520,399	$447,519	$(134,481)	$313,038
Intangible assets not subject to amortization:
Trademarks	71,328	—	71,328	70,366	—	70,366
Perpetual licenses	1,216	—	1,216	1,164	—	1,164
Total intangible assets	$777,424	$(184,481)	$592,943	$519,049	$(134,481)	$384,568

Intangible assets amortization expense was $16.6 million for the three months and $44.3 million for the nine months ended August 31, 2011, as compared with $9.6 million for the three months and $28.7 million for the nine months ended August 31, 2010. The following table presents the estimated future amortization expense related to intangible assets held as of August 31, 2011:

Year	Amount (in thousands)
Remainder of 2011	$19,938
2012	76,224
2013	70,389
2014	60,013
2015	55,700
Changes in our goodwill and gross intangible assets from November 30, 2010 to August 31, 2011 were primarily the result of our recent acquisition activities, in addition to foreign currency translation. Net intangibles increased primarily because of the addition of intangible assets associated with the acquisitions described in Note 2, Business Combinations.

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
Information about the operations of our three segments is set forth below. No single customer accounted for 10% or more of our total revenue for the three and nine months ended August 31, 2011 and 2010. There are no material inter-segment revenues for any period presented. Certain corporate transactions are not allocated to the reportable segments, including such items as stock-based compensation expense, net periodic pension and post-retirement expense (income), corporate-level impairments, and gain (loss) on sale of corporate assets.

	Americas	EMEA	APAC	Shared Services	Consolidated Total
	(In thousands)
Three Months Ended August 31, 2011
Revenue	$207,477	$95,945	$37,044	$—	$340,466
Operating income *	58,003	18,842	10,911	(37,872)	49,884
Depreciation and amortization	18,082	4,772	48	594	23,496
Three Months Ended August 31, 2010
Revenue	$170,359	$76,011	$25,242	$—	$271,612
Operating income	46,812	15,439	8,857	(26,044)	45,064
Depreciation and amortization	10,042	3,796	24	544	14,406

	Americas	EMEA	APAC	Shared Services	Consolidated Total
	(In thousands)
Nine Months Ended August 31, 2011
Revenue	$585,227	$275,446	$99,347	$—	$960,020
Operating income *	162,108	55,057	29,037	(104,942)	141,260
Depreciation and amortization	47,510	13,062	134	1,705	62,411
Nine Months Ended August 31, 2010
Revenue	$490,381	$218,198	$68,991	$—	$777,570
Operating income	147,910	44,987	23,033	(85,242)	130,688
Depreciation and amortization	29,213	11,614	74	1,604	42,505

* See "Operating Income by Segment (geography)" in Management's Discussion and Analysis in this Form 10-Q for discussion of changes to segment allocations.

Revenue by transaction type was as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2011	2010	2011	2010
	(In thousands)
Subscription revenue	$263,915	$209,073	$747,907	$609,916
Consulting revenue	24,353	16,330	59,822	43,300
Transaction revenue	16,697	21,070	44,335	44,585
Other revenue	35,501	25,139	107,956	79,769
Total revenue	$340,466	$271,612	$960,020	$777,570

Revenue by information domain was as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2011	2010	2011	2010
	(In thousands)
Energy revenue	$142,607	$117,391	$403,703	$350,440
Product Lifecycle (PLC) revenue	115,889	90,750	326,162	248,659
Security revenue	32,204	28,444	88,570	79,539
Environment revenue	25,235	13,315	68,778	37,913
Macroeconomic Forecasting and Intersection revenue	24,531	21,712	72,807	61,019
Total revenue	$340,466	$271,612	$960,020	$777,570

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Summary

Business Overview

IHS is a leading source of information and insight in critical areas that shape today’s business landscape, including energy and power; design and supply chain; defense, risk and security; environmental, health and safety (EHS) and sustainability; country and industry forecasting; and commodities, pricing and cost. Businesses and governments in more than 165 countries around the globe rely on the comprehensive content, expert independent analysis and flexible delivery methods of IHS to make high-impact decisions and develop strategies with speed and confidence. IHS has been in business since 1959 and became a publicly traded company on the New York Stock Exchange in 2005. Headquartered in Englewood, Colorado, USA, IHS employs more than 5,100 people in more than 30 countries around the world. We source raw data and transform it into information through a series of transformational steps that reduce the uncertainty that is inherent in unrefined data and enhances its usefulness.

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

Our business has seasonal aspects. For instance, our second quarter results benefit from the inclusion of revenue from CERAWeek, an annual energy executive gathering. In addition, every three years, our third quarter benefits from the inclusion of revenue generated by the triennial release of the Boiler Pressure Vessel Code (BPVC) engineering standard. The BPVC benefit most recently occurred in the third quarter of 2010. Fourth quarter revenues and profits are modestly higher than the other three quarters.

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

Revenue growth. We review year-over-year revenue growth in our segments as a key measure of our success in addressing customer needs in each region of the world. We measure revenue growth in terms of organic, acquisitive, and foreign currency impacts. We define these components as follows:

•
Organic – We define organic revenue growth as total revenue growth from continuing operations for all factors other than acquisitions and foreign currency. We drive this type of revenue growth through value realization (pricing), expanding wallet share of existing customers through up-selling and cross-selling efforts, securing new customer business, and through the sale of new offerings.

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

Adjusted EBITDA. EBITDA and Adjusted EBITDA are used by many of our investors, research analysts,

investment bankers, and lenders to assess our operating performance. For example, a measure similar to Adjusted EBITDA is required by the lenders under our term loan and revolving credit agreement. We define EBITDA as net income plus or minus net interest, plus provision for income taxes, depreciation, and amortization. Our definition of Adjusted EBITDA further excludes (i) non-cash items (e.g., stock-based compensation expense and non-cash pension and post-retirement expense) and (ii) items that management does not consider to be useful in assessing our operating performance (e.g., acquisition-related costs, restructuring charges, income or loss from discontinued operations, and gain or loss on sale of assets).

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

Results of Operations

Total Revenue

Third quarter 2011 revenue increased 25% compared to the third quarter of 2010, and our year-to-date 2011 revenue increased 23% compared to the same period of 2010. The table below displays the percentage point change in revenue due to organic, acquisitive, and foreign currency factors when comparing the three and nine months ended August 31, 2011 to the three and nine months ended August 31, 2010.

	Three Month Change			Nine Month Change
(All amounts represent percentage points)	Organic *	Acquisitive	Foreign Currency	Organic *	Acquisitive	Foreign Currency
Increase in total revenue	6%	19%	3%	7%	15%	2%
* Excludes approximately $7 million of revenue associated with the BPVC engineering standard in the third quarter of 2010. The unadjusted organic growth for the three months was 3%, and the unadjusted growth for the nine months was 6%.

The 6% organic revenue growth for the third quarter of 2011 was broad-based in nature, with most transaction types and domains contributing to the growth. We experienced an 8% organic revenue increase in our subscription-based business, which continues to demonstrate its strength. We had mixed results in our non-subscription business, which led to a combined adjusted decrease of 1% in the organic growth rate in the third quarter of 2011.

The 7% organic revenue growth for the nine months ended August 31, 2011 was also broad-based in nature, with all transaction types and all domains contributing to the growth. The subscription-based business increased 8% organically, and the non-subscription businesses all contributed positively to the overall growth.

The acquisition-related revenue growth for the quarter and year-to-date periods was primarily due to acquisitions we have made in the last twelve months, including the following:

•
Certain chemical and energy portfolio business assets of Access Intelligence, as well as the acquisition of Atrion International Inc.; Syntex Management Systems, Inc.; and iSuppli Inc. in the fourth quarter of 2010;

•	ODS-Petrodata (Holdings) Ltd.; Dyadem International, Ltd.; and Chemical Market Associates, Inc. in the second quarter of 2011; and

•	Seismic Micro-Technology in the third quarter of 2011.

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

Revenue by Segment (geography)

	Three Months Ended August 31,		Percentage Change	Nine Months Ended August 31,		Percentage Change
(In thousands, except percentages)	2011	2010		2011	2010
Americas revenue	$207,477	$170,359	22%	$585,227	$490,381	19%
As a percent of total revenue	61%	63%		61%	63%
EMEA revenue	95,945	76,011	26%	275,446	218,198	26%
As a percent of total revenue	28%	28%		29%	28%
APAC revenue	37,044	25,242	47%	99,347	68,991	44%
As a percent of total revenue	11%	9%		10%	9%
Total revenue	$340,466	$271,612	25%	$960,020	$777,570	23%

The percentage change in each geography segment is due to the factors described in the following table.

	Three Month Change			Nine Month Change
(All amounts represent percentage points)	Organic *	Acquisitive	Foreign Currency	Organic *	Acquisitive	Foreign Currency
Americas revenue	7%	17%	1%	7%	13%	1%
EMEA revenue	2%	22%	5%	5%	18%	4%
APAC revenue	16%	28%	4%	17%	24%	3%
* Excludes approximately $7 million of revenue associated with the BPVC engineering standard.

As our APAC operations have evolved, the management structure of the region has also evolved and now includes responsibility for overseeing India. Accordingly, we have included India's 2011 results in the APAC geographic segment, and we have reclassified India's 2010 results from EMEA to APAC.

For the three and nine months of 2011, we experienced broad-based organic revenue growth in all three geographies, with subscription-based revenue and Energy domain revenue providing key contributions to the growth. We have doubled our presence in Latin America and APAC through acquisitions and investment during 2011 in an effort to take advantage of these high-opportunity markets.

Revenue by Transaction Type

	Three Months Ended August 31,		Percentage Change	Nine Months Ended August 31,		Percentage Change
(In thousands, except percentages)	2011	2010		2011	2010
Subscription revenue	$263,915	$209,073	26%	$747,907	$609,916	23%
As a percent of total revenue	78%	77%		78%	78%
Consulting revenue	24,353	16,330	49%	59,822	43,300	38%
As a percent of total revenue	7%	6%		6%	6%
Transaction revenue	16,697	21,070	(21)%	44,335	44,585	(1)%
As a percent of total revenue	5%	8%		5%	6%
Other revenue	35,501	25,139	41%	107,956	79,769	35%
As a percent of total revenue	10%	9%		11%	10%
Total revenue	$340,466	$271,612	25%	$960,020	$777,570	23%

We summarize our transaction type revenue by the following categories:

•	Subscription revenue represents the significant majority of our revenue, and is comprised of subscriptions to our various information databases and software maintenance.

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

•	Other revenue consists of a variety of revenue streams, including software license sales and associated services, conferences and events, advertising, and data storage services.

Relative to the 26% subscription revenue growth for the third quarter, approximately 8% is due to organic growth. This trend is especially important for us, as 78% of our revenue currently comes from our subscription base. The non-subscription portion of our business decreased 1% organically during the quarter, excluding the impact of the BPVC engineering standard. We believe this decrease was partially due to the fact that the non-subscription portion of our business has more macro-economic exposure than our subscription-based business.

Relative to the 23% subscription revenue growth for the nine months of 2011, approximately 8% is due to organic growth. Year-to-date, excluding the BPVC engineering standard impact, all three components of the non-subscription part of the business had positive organic growth, which signals to us that our business continues to grow in all areas, even in these difficult economic times. We think it is important to understand that our non-subscription products and services are critical to us, as they complement our subscription business in creating strong and comprehensive customer relationships.

Revenue by Information Domain

	Three Months Ended August 31,		Percentage Change	Nine Months Ended August 31,		Percentage Change
(In thousands, except percentages)	2011	2010		2011	2010
Energy revenue	$142,607	$117,391	21%	$403,703	$350,440	15%
As a percent of total revenue	42%	43%		42%	45%
Product Lifecycle (PLC) revenue	115,889	90,750	28%	326,162	248,659	31%
As a percent of total revenue	34%	33%		34%	32%
Security revenue	32,204	28,444	13%	88,570	79,539	11%
As a percent of total revenue	9%	10%		9%	10%
Environment revenue	25,235	13,315	90%	68,778	37,913	81%
As a percent of total revenue	7%	5%		7%	5%
Macroeconomic Forecasting and Intersection revenue	24,531	21,712	13%	72,807	61,019	19%
As a percent of total revenue	7%	8%		8%	8%
Total revenue	$340,466	$271,612	25%	$960,020	$777,570	23%

For the three and nine months of 2011, our Energy domain revenue is still our most significant source of revenue, and our revenue growth in that domain highlights the continued broad-based strength of our Energy offerings across all geographic segments. Product Lifecycle revenue increases were primarily due to the fourth quarter 2010 acquisition of iSuppli. Security revenue continues to be particularly strengthened by our maritime offerings. Environment’s increases are primarily due to recent acquisitions, with year-to-date results also benefiting from modest organic growth. The Macroeconomic Forecasting and Intersection revenue supports all of the other domains, and has experienced above average organic growth in both the three and nine months of 2011.

Operating Expenses

We continuously evaluate our operating expenses and look for opportunities to improve margins and manage expenses. In 2010, we eliminated approximately three percent of our worldwide workforce. In the first nine months of 2011, we incurred costs to complete acquisitions and to leverage synergies from recent business combinations. We continue to make progress on our Vanguard initiative, which is our plan for consolidating and standardizing billing systems, general ledgers, sales-force automation capabilities, and all supporting business processes. We are also in the process of reducing the number of global data centers that we employ to manage our business.

The following table shows our operating expenses and the associated percentages of revenue.

	Three Months Ended August 31,		Percentage Change	Nine Months Ended August 31,		Percentage Change
(In thousands, except percentages)	2011	2010		2011	2010
Operating expenses:
Cost of revenue	$145,242	$115,382	26%	$415,736	$332,714	25%
As a percent of revenue	43%	42%		43%	43%
SG&A expense	$117,353	$86,203	36%	$324,793	$259,914	25%
As a percent of revenue	34%	32%		34%	33%
Depreciation and amortization expense	$23,496	$14,406	63%	$62,411	$42,505	47%
As a percent of revenue	7%	5%		7%	5%
Supplemental information:
SG&A expense excluding stock-based compensation	$95,783	$73,867	30%	$263,618	$213,393	24%
As a percent of revenue	28%	27%		27%	27%

Cost of Revenue and Sales Margins

For the three and nine months ended August 31, 2011, compared to 2010, cost of revenue increased in line with the increase in revenue. Total sales margins, which we define as revenue less cost of sales, divided by total sales, are modestly lower in the three and nine months of 2011, primarily because of lower sales margins in our recent acquisitions. The following table shows the sales margin percentages and percentage point change by operating segment.

	Three Months Ended August 31,		Percentage Change	Nine Months Ended August 31,		Percentage Change
(Percentages)	2011	2010		2011	2010
Americas sales margin	58.4%	58.7%	(0.3)%	57.9%	58.6%	(0.7)%
EMEA sales margin	54.3%	54.7%	(0.4)%	54.1%	54.9%	(0.8)%
APAC sales margin	62.3%	62.1%	0.2%	60.6%	61.7%	(1.1)%
Total sales margin	57.3%	57.5%	(0.2)%	56.7%	57.2%	(0.5)%

In general, sales margins generated by our recent acquisitions caused decreases in each of the segment margins, but were offset to some degree by operational improvements, including organic growth increases and cost control. We continue to make solid progress driving improvement in the acquisitions that we have made over the last 12 months.

Selling, General and Administrative (SG&A) Expense

We evaluate our SG&A expense excluding stock-based compensation expense. We are investing more heavily in our colleagues, with enhanced 2011 compensation and increased training and development opportunities. Even with this increased focus on our people, we continue to manage the cost structure of our business, and SG&A expense has consequently remained relatively flat as a percentage of revenue compared to the prior-year periods.

Depreciation and Amortization Expense

For the three and nine months ended August 31, 2011, compared to 2010, depreciation and amortization expense increased primarily due to the increase in depreciable and amortizable assets from capital expenditures and acquisitions.

Acquisition-related Costs

Please refer to Note 6 to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q for a discussion of our year-to-date 2011 costs incurred for integration and other acquisition-related activities. We incurred $1.5 million of costs in the third quarter of 2011, and have incurred $6.1 million of costs year-to-date for these activities. Because acquisitions are a key component of our growth strategy, we expect that we will continue to perform similar activities for future acquisitions, and we intend to identify these costs in a separate line item of our financial statements.

Restructuring

Please refer to Note 7 to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q for a discussion of our restructuring activities. We incurred $9.1 million of restructuring charges in the third quarter of 2010. In the second quarter of 2011, we increased our restructuring cost estimate by a net $0.7 million, which represented increased contract termination costs to exit space in one of our facilities, partially offset by favorable resolution of employee severance costs. In the third quarter of 2011, we incurred an additional $0.4 million of restructuring charges for severance costs associated with our election to exit a minor government-services business. We expect to reclassify the third quarter 2011 restructuring costs to discontinued operations in the fourth quarter of 2011, when the abandonment of that business is complete.

Operating Income by Segment (geography)

	Three Months Ended August 31,		Percentage Change	Nine Months Ended August 31,		Percentage Change
(In thousands, except percentages)	2011	2010		2011	2010
Americas operating income *	$58,003	$46,812	24%	$162,108	$147,910	10%
As a percent of segment revenue	28%	27%		28%	30%
EMEA operating income	18,842	15,439	22%	55,057	44,987	22%
As a percent of segment revenue	20%	20%		20%	21%
APAC operating income	10,911	8,857	23%	29,037	23,033	26%
As a percent of segment revenue	29%	35%		29%	33%
Shared services operating expense *	(37,872)	(26,044)		(104,942)	(85,242)
Total operating income	$49,884	$45,064	11%	$141,260	$130,688	8%
As a percent of total revenue	15%	17%		15%	17%

* Subsequent to our third quarter 2011 earnings release furnished on Form 8-K, we determined that approximately $5 million of operating expense for the three and nine months ended August 31, 2011, that was previously included in shared service expense should be allocated to Americas' operating income, and have adjusted the operating income lines above to reflect the change.

For the three months ended August 31, 2011, compared to 2010, operating income as a percentage of revenue for the Americas segment increased primarily because we did not have a restructuring event in the third quarter of 2011 as we did in 2010. For the first nine months of 2011, compared to 2010, the Americas continues to see pressure on operating income because of recent acquisition activity, particularly in the form of increased depreciation and amortization associated with acquired intangible assets, as well as integration and other acquisition-related costs. For the three and nine months ended August 31, 2011, compared to 2010, the EMEA segment has remained relatively flat, with an increase in depreciation and amortization largely offset by the lack of a third quarter 2011 restructuring event similar to last year. For the three and nine months ended August 31, 2011, APAC operating income as a percentage of revenue has decreased as a result of an increase in SG&A investment to drive growth opportunities in this emerging market.

Provision for Income Taxes

Our effective tax rate for the three and nine months ended August 31, 2011 was 15.9% and 19.3%, respectively, compared to 23.0% and 23.4% for the same respective periods of 2010. The 2011 rates reflect the benefits from discrete period items, including a reduction in the statutory tax rate in the United Kingdom. We currently expect our full year 2011 effective tax rate to be in the 20-21% range.

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

	Three Months Ended August 31,		Percentage Change	Nine Months Ended August 31,		Percentage Change
(In thousands, except percentages)	2011	2010		2011	2010

Net income	$39,592	$34,559	15%	$109,030	$99,860	9%
Interest income	(163)	(188)		(654)	(386)
Interest expense	2,967	413		6,774	1,073
Provision for income taxes	7,505	10,303		26,050	30,362
Depreciation and amortization	23,496	14,406		62,411	42,505
EBITDA	$73,397	$59,493	23%	$203,611	$173,414	17%
Stock-based compensation expense	22,424	12,782		63,813	49,724
Restructuring charges (credits)	356	9,104		1,058	9,022
Acquisition-related costs	1,540	—		6,089	—
Non-cash net periodic pension and post-retirement expense	2,602	851		7,809	2,555
(Income) loss from discontinued operations, net	(17)	(23)		60	(221)
Adjusted EBITDA	$100,302	$82,207	22%	$282,440	$234,494	20%
Adjusted EBITDA as a percentage of revenue	29.5%	30.3%		29.4%	30.2%

Our Adjusted EBITDA for 2011 increased primarily because of our organic revenue growth, acquisitions, and the leverage in our business model. We continue to invest substantially in both the core business and in key transformative initiatives. Although acquisitions continue to weigh on our margins, we are starting to see a marked improvement in acquisition-related margins. We typically tend to see margin expansion accelerate after the first three or four quarters of ownership. In the first half of 2011, the collective margins of our fourth quarter 2010 acquisitions was in the mid-teens; during the third quarter of 2011, that margin increased to the mid-twenties. We expect to see continued improvement in the margins of our recent acquisitions over the next several quarters.

Discontinued Operations

In the first quarter of 2010, we sold our small non-core South Africa business. In the third quarter of 2011, we discontinued a small print-and-advertising business focused on a narrow, declining market. In the third quarter of 2011, we have also taken steps to discontinue a minor government-services business, which will be reported as a discontinued operation when it is fully abandoned during the fourth quarter of 2011.

We are currently undertaking a formal and structured review of our product portfolio, with a focus on assessing the growth profile and strategic fit of all of our offerings, ensuring they support core businesses, enable sustainable high growth rates, and provide a scalable market capability. The total group of assets we are reviewing, including the two businesses described above, represents approximately five percent of our total annual revenue for 2011. Some of these businesses may be treated as discontinued operations if we ultimately decide to sell or abandon them, providing they meet the accounting criteria for treatment as discontinued operations.

Financial Condition

(In thousands, except percentages)	As of August 31, 2011	As of November 30, 2010	Dollar change	Percent change
Accounts receivable, net	$248,864	$256,552	$(7,688)	(3)%
Accrued compensation	39,861	51,233	(11,372)	(22)%
Deferred revenue	473,803	392,132	81,671	21%

We have historically experienced seasonal decreases in our accounts receivable balance in the second and third quarters, as we typically have the most subscription renewals in our fiscal first and fourth quarters. This trend continued in 2011. The change in accrued compensation is primarily due to the 2010 bonus payout made in early 2011, partially offset by current year accruals. The increase in deferred revenue was primarily attributable to acquisition-related growth, with a portion of the increase due to organic growth. The organic growth rate within deferred revenue was approximately 12% as of August 31, 2011. This organic growth rate metric is a directional, and not a precise, indicator of future revenue performance.
Liquidity and Capital Resources

As of August 31, 2011, we had cash and cash equivalents of $203 million, of which approximately $155 million is currently held by our foreign subsidiaries. We also had $811 million of debt as of August 31, 2011, which has contributed to an increase in interest expense in 2011, and which will continue to result in increased interest expense for the near future. We have generated strong cash flows from operations over the last few years. On a trailing twelve-month basis, our conversion of Adjusted EBITDA to free cash flow was 66%. The conversion ratio was held down by increased capital expenditures, interest costs, restructuring charges, and acquisition-related costs. Because of our cash, debt, and cash flow positions, as well as the financing that we secured in January 2011, we believe we will have sufficient cash to meet our working capital and capital expenditure needs.

Our future capital requirements will depend on many factors, including the level of future acquisitions, the need for additional facilities or facility improvements, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products, changing technology, investments in our internal business applications, and the continued market acceptance of our offerings. Historically, we have not been required to make cash contributions to our U.S. RIP pension plan because of the overfunded status of the plan. However, due to the global economic downturn, which has negatively impacted the returns on our pension assets, we will now be required to make a cash contribution to our U.S. RIP in fiscal 2012. We could be required, or could elect, to seek additional funding through public or private equity or debt financing for any possible future acquisitions; however, additional funds may not be available on terms acceptable to us. We expect to finish 2011 with approximately $55-60 million in capital expenditures used to fund critical projects, product development efforts, and total capital needs from our recent acquisitions.

Cash Flows

	Nine Months Ended August 31,
(In thousands, except percentages)	2011	2010	Dollar change	Percent change
Net cash provided by operating activities	$253,242	$221,315	$31,927	14%
Net cash used in investing activities	(752,402)	(107,714)	(644,688)	599%
Net cash provided by financing activities	493,600	31,887	461,713	1,448%

The increase in net cash provided by operating activities was principally due to increased billings and collections in the first nine months of 2011. Our subscription-based business model continues to be a cash flow generator that is aided by positive working capital characteristics that do not generally require substantial working capital increases to support our growth, as well as relatively low levels of required capital expenditures.

The increase in net cash used in investing activities was principally due to significant acquisition activities in the second and third quarters of 2011, particularly the acquisition of SMT. We also significantly increased capital expenditures for various investment initiatives in our facilities and infrastructure.

The increase in net cash provided by financing activities for the nine months of 2011 was principally due to borrowings against our credit facility to fund the acquisition of SMT.

Free Cash Flow (non-GAAP measure)

The following table reconciles our non-GAAP free cash flow measure to net cash provided by operating activities.

	Nine Months Ended August 31,
(In thousands, except percentages)	2011	2010	Dollar change	Percent change
Net cash provided by operating activities	$253,242	$221,315
Capital expenditures on property and equipment	(45,373)	(23,187)
Free cash flow	$207,869	$198,128	$9,741	5%

Our free cash flow has historically been very healthy, and we expect that it will continue to be a significant source of funding for our business strategy of growth through organic and acquisitive means.

Credit Facility and Other Debt

Please refer to Note 10 to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q for a discussion of the current status of our term loan and revolving credit agreement.

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

Our $300 million term loan is subject to variable interest rates. In April and June of 2011, we entered into four-year interest rate derivative contracts that swap variable interest rates for fixed on $100 million of the term loan. Our credit facility borrowings are also subject to variable interest rates. A hypothetical 10% adverse movement in interest rates related to the term loan, credit facility borrowings, or derivative contracts would not have a material impact on our financial position and results of operations.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides detail about our share repurchases during the three months ended August 31, 2011.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
June 1 - June 30, 2011	728	$86.33	—	1,000,000
July 1 - July 31, 2011	25,403	83.61	—	1,000,000
August 1 - August 31, 2011	50,968	70.53	—	1,000,000
Total share repurchases	77,099	$74.99	—
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

Item 6.	Exhibits

(a)	Index of Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description
2.1*	Agreement and Plan of Merger by and among IHS Global Inc., Nirvana Sub Inc., and SMT Holding Corp., dated as of July 26, 2011

10.1*	Termination Agreement by and between IHS Inc. and Michael Sullivan, dated August 10, 2011

10.2*	Release Agreement by and between IHS Inc. and Michael Sullivan, dated as of August 10, 2011

10.3*	Employment Agreement by and between IHS Inc. and Richard Walker, dated as of October 31, 2007
10.4*	Amendment to Employment Agreement by and between IHS Inc. and Richard Walker, dated as of October 22, 2009

10.5*	Amendment to Employment Agreement by and between IHS Inc. and Richard Walker, dated as of December 3, 2010

31.1*	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act.

31.2*	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act.

32*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
 ___________________

*	Filed electronically herewith.

**
XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 28, 2011.

IHS INC.

By:	/s/ Heather Matzke-Hamlin
	Name:	Heather Matzke-Hamlin
	Title:	Senior Vice President and Chief Accounting Officer