Form 10-K
period 2011-11-30
IHS Inc.
filed 2012-01-23
CIK 1316360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________
FORM 10-K
  ___________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2011

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
None.
___________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒  Yes    ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the closing price for the Common Stock as reported on the New York Stock Exchange composite tape on the last business day of the registrant's most recently completed second fiscal quarter, was approximately $3.4 billion. All executive officers, directors, and holders of 5% or more of the outstanding Common Stock of the registrant have been deemed, solely for purposes of the foregoing calculation, to be "affiliates" of the registrant.
As of December 31, 2011, there were 65,184,139 shares of our Class A Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of the Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement on Schedule 14A for the Annual Meeting of Stockholders to be held on April 12, 2012, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant's fiscal year.

Forward-Looking Statements

We have made statements under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business," and "Properties” and in other sections of this Form 10-K that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of these terms, and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties, and assumptions, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance, or achievements to differ materially from the results, level of activity, performance, or achievements expressed or implied by the forward-looking statements. In particular, you should consider the risks outlined under “Risk Factors.”

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

* * * *

Fiscal Year End

Our fiscal years end on November 30 of each year. Unless otherwise indicated, references in this Annual Report to an individual year means the fiscal year ended November 30. For example, “2011” refers to the fiscal year ended November 30, 2011.

PART I

Item 1. Business

Overview

IHS Inc. ("IHS") is a leading source of information and insight in critical areas that shape today's business landscape, including energy and power; design and supply chain; defense, risk, and security; environment, health, and safety (EHS) and sustainability; country and industry forecasting; and commodities, pricing, and cost. Businesses and governments in more than 165 countries around the globe rely on the comprehensive content, expert independent analysis and flexible delivery methods of IHS to make high-impact decisions and develop strategies with speed and confidence. IHS has been in business since 1959, incorporated in the State of Delaware in 1994, and became a publicly traded company on the New York Stock Exchange in 2005. Headquartered in Englewood, Colorado, USA, IHS employs more than 5,500 people in more than 30 countries around the world.

Vision

Our vision is to be the Source for Critical Information and Insight that powers growth and value for our customers. We intend to be the source that customers trust, rely upon and come to first when they need to better understand the present and anticipate the future.

Corporate Objectives

To achieve our vision to be the Source for Critical Information and Insight, we have established five interdependent objectives upon which we focus our efforts, as described below. We externally benchmark our progress annually against these five objectives. To measure customer satisfaction (what we refer to as Customer Delight) and colleague success, we use third-party surveys and develop goals based on those metrics. For 2012, our corporate objectives are the following:

•Improve Customer Delight;
•Foster a culture that enables colleague success;
•Deliver profitable top- and bottom-line growth;
•Provide an opportunity for stockholder success relative to our peer group; and
•Improve corporate sustainability and responsibility.

Geographic Organization

To best serve our customers and be as close to them as possible, we are organized by geographies into three business segments. We also prepare our financial reports and analyze our business according to our geographic segments. Our three reporting segments are: Americas, which includes the United States, Canada, and Latin America; EMEA, which includes Europe, the Middle East, and Africa; and APAC, or Asia Pacific.

Our integrated global organization makes it easier for our customers to do business with us by providing a cohesive, consistent, and effective sales-and-marketing approach in each local geography. By structuring our business around customers and the regions in which they reside, we are better able to serve the specific needs of our customers in their local markets and globally. We believe a regional structure provides a solid foundation for profitable growth as it provides an efficient method of bringing new products and services to customers and supports growth in existing accounts and with new customers and markets.

Our Core Competency: Transforming Data into Critical Information and Insight

Companies are flooded with data because of the countless sources available today, including internal information, Internet, news media, government, and external companies. More than ever before, business leaders are required to make decisions that will materially affect their company using this unrefined data.

Our core competency is sourcing data and transforming it into critical information and insight that businesses, governments, and others use every day to make high-impact decisions with confidence. IHS is a sought-after resource for those who require and demand the most accurate and expertly analyzed information available. We are dedicated to providing the information and expert analyses our customers need to make critical decisions that drive growth and value for their operations.

We create customer solutions by integrating our information with proprietary and widely used decision-support technology on scalable platforms, thus producing critical information solutions designed to meet customer needs. Our product development teams have also created proprietary web services and application interfaces that enhance access to our information. These services allow our customers to integrate our information with other data, business processes and applications (e.g., computer-aided design, enterprise resource planning, supply chain management, and product data/lifecycle management).

IHS clients benefit from a compelling concentration of intellectual wealth and thought leadership throughout a multitude of industries. Through our single, integrated, global Research and Analysis team of more than 1,000 researchers, analysts and economists across key industries, IHS is one of the leading independent providers of strategic research to customers around the world.

We convert raw data into information through a series of transformational steps that reduce the uncertainty that is inherent in unrefined data. At each step along the way, we work to ensure quality of the data transformation across four dimensions, which we call the "4 Cs":

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

We have standardized the data transformation process into seven steps. The order of the steps and the need to have quality checks throughout the process is important because the quality of each step is dependent on the quality of all of the preceding steps. The seven-step process we follow in transforming data into critical information and insight involves the following:

Sourcing	We locate hundreds of possible data sources and then evaluate them for correctness, currency and completeness.
Capture
We collect documents and digital feeds, harvest content from publicly available sources, visit sites for updates, etc. Once the data is aggregated, we validate and normalize the data before loading it into our proprietary databases.

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

Analysis	We use our industry experts to review, analyze, and add context and editorial commentary to the data in order to transform it into critical information and expert analysis for our customers.
Modeling and Forecasting
We utilize our critical information to produce additional insight by providing unique and unbiased research and intelligence with proprietary models and forecasting tools. Our experts use their extensive experience to build models and forecasting tools that our customers use every day.

Using this proven seven-step process and the "4 Cs" of quality, we transform data into critical information and insight that is both useful to our customers and available where and when they need it.

Comprehensive Content and Expertise: The Power of IHS

The power of IHS – our comprehensive content and expertise – is manifested in our six capabilities:

•Energy and Power;
•Design and Supply Chain;
•Defense, Risk, and Security;
•EHS and Sustainability;
•Country and Industry Forecasting; and
•Commodities, Pricing, and Cost.

We develop our offerings based on our customers' workflows, and we sell and deliver them into the industries in which our customers operate, forming our customer framework. Many of our individual offerings draw on the expertise resident in multiple capabilities, enabling our clients to leverage our comprehensive content and expert analysis on their own terms. By connecting our capabilities to our customers' workflows, we create new value.

Customer Framework

Workflows

We develop our content and expertise by focusing on how our customers use information and insight in their daily workflows. We develop a deep understanding of these workflows, including the roles of the various users and their specific information and insight needs. We focus on five customer workflows:

•Strategy, Planning, and Analysis;
•Energy Technical;
•Product Engineering;
•Supply Chain; and
•EHS & Sustainability.

By offering a compelling suite of comprehensive content and expert analysis, delivered by powerful and flexible software applications, all built on scalable platforms, we become an essential part of our customers' workflows.

Our targeted workflows and sample roles are outlined below:

Workflow	Example Roles
Strategy, Planning, and Analysis	Strategic Planning, Corporate Development, M&A, Investment Analysis, Risk Assessment, Business Development, Trading
Energy Technical	Geo-science, Petroleum Engineering
Product Engineering	Engineering, Design, Research and Development
Supply Chain	Procurement, Logistics, Operations, Manufacturing
EHS & Sustainability	Sustainability, Regulatory, Environment, Health and Safety

Industries

We have a diverse customer base, ranging from large entities such as governments and multinational companies to small companies and technical professionals. Though our offerings are applicable across many industries, we focus on six capital-intensive verticals:

•Energy and Natural Resources;
•Government, Defense, and Security;
•Chemicals;
•Transportation;
•Manufacturing; and
•Technology, Media, and Telecommunications.

These targeted end markets have many attributes in common. They are large, complex industries on a global scale. They have significant annual capital and operating outlays, in good times and bad, measured in the trillions of dollars. Finally, these industries are information hungry; their success is enabled by the comprehensive content and expert analysis we provide.

Our Capabilities

Energy and Power

Energy and the vast complexities surrounding it are among the most important issues businesses and governments face today. From exploration to development to distribution and consumption, IHS covers the technical and economic spectrum of Energy & Power. Detailed records and forecasts on oil, gas and coal supplies, combined with insights on traditional and emerging energy markets, help enable our customers to make smart, strategic decisions that reduce costs and increase productivity. Our offerings include:

•Production information on more than 90 percent of the world's oil and gas production in more than 100 countries;

•	Oil and gas well data that includes comprehensive geological information on more than four million current and historic wells around the world;

•	Energy activity data that includes comprehensive current and future seismic, drilling and development activities in more than 180 countries and 335 hydrocarbon-producing regions around the world;

•	Information and research to develop unconventional hydrocarbon resources-shale gas, coal bed methane, heavy oil, etc.;
•Deep knowledge of energy markets, strategies, industry trends, and companies;

•
Information and research summits, such as IHS CERAWeek and the IHS Herold Pacesetters Energy Conference, which offer high-level leaders and decision makers the opportunity to interact with our experts; and

•Critical information about analysis of coal, nuclear and renewables, including wind, solar, and hydro power.

Design and Supply Chain

IHS Design & Supply Chain solutions provide information for customers that allow them to manage a product from conception to research and development to production, maintenance and disposal. We also provide companies single-source access to specifications and standards that allow them to comply with regulations, optimize direct and indirect supply, and achieve excellence in product design and development. Our offerings include:

•Market and technology research and analysis;

•	Standards management solutions, including more than 370 commercial and military standards and specification publishing organizations;
•Advanced product design and process engineering;
•Strategic product content and supply chain management;
•Environmentally compliant product design;
•Counterfeit part risk mitigation;
•Product performance and cost optimization; and

•	Indirect parts and maintenance, repair, and operations logistics, inventory and cash flow optimization tables, including wind, solar, and hydro power.

Defense, Risk, and Security

Counted on by militaries, governments, intelligence agencies, and the defense and shipping industries worldwide, IHS delivers trusted open source intelligence in the areas of global defense, risk, and security, including maritime domain awareness. With world-renowned expertise on defense equipment and technology, defense programs and procurement, terrorism and national security, commercial shipping, and a range of related issues, IHS offers open source intelligence solutions for military planners, national security analysts, and defense and maritime industry strategy and planning professionals. Our offerings include:

•Military and national security assessments;
•Defense equipment and technology information;
•Defense budgets and procurement forecasting;
•Defense industry trends and analysis;
•Terrorism and insurgency analysis;

•Global commercial ship identification and specifications;
•Live tracking of commercial ship movements;
•Shipping & shipbuilding markets and forecasts; and
•Ports and port security information.

EHS and Sustainability

IHS EHS & Sustainability solutions help advance critical decisions around environmental, health and safety, operational risk, greenhouse gas and energy, product stewardship and corporate responsibility. We help our clients execute on their Enterprise Sustainability Management strategies to facilitate compliance and enhance the performance of their products, supply chain and operations. IHS EHS & Sustainability solutions provide information to drive innovation that reduces risks, lowers costs, and fuels growth. Our offerings include:

•	Global and local software implementations – scalable from the enterprise to the desktop – available on-premise, hosted or subscription-based;
•Material compliance and lifecycle information content;
•Strategic planning services in greenhouse gas management and cap-and-trade;

•	Compliance and verification expertise for local, regional, national, and international EHS and sustainability management system responsibilities; and
•Risk management assessment across a broad range of industries.

Country and Industry Forecasting

With an award-winning record for forecasting accuracy, IHS experts provide country and industry analysis and forecasts, bringing leading intelligence on the business and investment climate in 200-plus countries, in-depth assessments of 170-plus industries, and scenario-planning models to advance high-impact business decisions. IHS delivers detailed forecasts and timely analysis of economic conditions within political, economic, legal, tax, operational, and security environments around the globe. Additionally, IHS provides forecasts, market-sizing, and risk assessments for a multitude of industries across the world, including: aerospace and defense, agriculture, automotive, chemicals, construction, consumer and retail, energy, finance, government, healthcare and pharmaceutical, military and security, mining and metals, commerce and transport, and telecommunications. Our offerings include:

•	In-depth analysis of the business conditions, economic prospects, and risks in more than 200 countries and more than 170 industries;

•	Security risk analysis and daily updates on both Foreign Direct Investment (FDI) and sovereign risk ratings in more than 200 countries;
•Event-driven updates of our risk analysis and ratings;
•Short-, medium- and long-term forecasts for business planning and decision making;
•Extensive historical information since 1970;

•
Deep market intelligence for the automotive, agriculture, chemicals, construction, consumer goods, commerce and transport, energy, financial, healthcare and pharmaceutical, telecommunications, and steel industries; and

•Scenario explorations examining alternative outcomes to the big questions impacting global business.

Commodities, Pricing, and Cost

IHS offers information, forecasts, and analysis to help our customers understand the how, when, and what of commodity prices and labor costs, enabling more effective supply chain management and purchasing decisions. IHS analysts monitor and forecast more than 1,300 global price, wage, and manufacturing costs across the regions for key sectors, including: energy products, chemicals, steel, nonferrous metals, industrial machinery and equipment, electronic components, paper and packaging, transportation, and building materials. In addition, our experts provide in-depth advisory services to help clients monitor, forecast, and manage portfolio project costs for the power and energy markets. Our offerings include:

•Analysis and forecasts for more than 1,300 global price, wage, and manufacturing costs;
•Market intelligence of key drivers, assumptions, and risks relating to commodity and service prices;
•Timely and accurate cost and price data with actionable insights;
•Forecasts covering key global spot market prices, wages, and material costs;

•	Strategic advisory forums to assist in monitoring, forecasting, and managing power and energy portfolio project costs; and
•Consulting capabilities that enable clients to more effectively source materials.

Sales and Marketing

Our sales teams are organized to support our three geographic segments: Americas, EMEA, and APAC. Thus, our customer-facing efforts are designed to be aligned with our customers and their local markets. "Customers First," our program to understand both current customer satisfaction levels and potential opportunities for improvement, provides additional direction to sales and marketing about key areas of focus.

Within each of our geographic segments, our sales force is organized based on the size of our customers, our expertise in key customer industries and our customers' functions. Our strategic account management teams address the needs of our largest customers. Other customers' sales and renewal efforts are served by our regional sales teams, e-commerce, and our network of channel partners.

New customer acquisition is largely conducted by our dedicated new business team. This team identifies potential new customer opportunities and develops the sales approach for larger new business opportunities. Our inside sales team pursues smaller new customer opportunities. We supplement our sales efforts with e-commerce capabilities. We also use a network of channel partners to reach customers in locations where it is not cost-effective to use our sales teams or maintain a sales office. Our channel partner network represents less than 5 percent of our total revenue.

Our marketing teams are organized at the corporate, regional, and product levels. Our corporate team provides marketing infrastructure and tools to support our increasing scale, drives alignment of our messaging strategy and value story across the business, and strategizes on new ways to reach customers through emerging social and online marketing vehicles. Corporate marketing works closely with our brand team in building the IHS brand and articulating our value story to raise the visibility of our products and services to new and continuing customers. Product marketers define the marketing strategy and plan for our products, services, and solutions, and our regional marketers execute the marketing plans in support of our regional sales teams by driving brand awareness, demand generation, and retention at the local level. We tailor marketing programs by target audience and marketing objective leverage a marketing mix of events, e-marketing, social media, advertising, sales collateral, and public relations.

Our product management teams are primarily responsible for ensuring that our offerings meet customer needs and provide innovative solutions. These teams conduct market research to understand customer needs and how our solutions can help them advance critical decisions, avoid risk, and improve business effectiveness. These teams bring deep vertical industry expertise to bear to understand the rapidly changing market environments and the current and future impacts on both business and governments. This work allows us to improve current products, introduce new offerings, and extend our content and software capabilities to new markets and customer groups.

Acquisitions

Acquisitions play a key role in expanding our information market leadership and driving profitable growth. We have acquired and integrated more than 40 businesses since 2005. Our acquisition strategy is driven by a need to serve our customers' most pressing business issues at both the strategic and operating level, as well as our goal to deepen our expertise in our core focus areas. We believe our disciplined approach to acquisitions helps us identify opportunities that:

•
Provide a strategic and synergistic fit by filling gaps within our targeted areas, adding capabilities to our suite of technologies and online tools, and enhancing our portfolio of products and services;

•Offer an opportunity to drive more customer value or product continuity with other offerings;
•Add a differentiated value proposition that would be difficult for us to replicate organically;
•Provide the opportunity to add to our human capital depth;
•Share our core values and have a complementary corporate culture;
•Are accretive over a reasonable period of time; and
•Meet our financial criteria.

Competition

We believe the principal competitive factors in our business include the following:

•Depth, breadth, timeliness, and accuracy of information provided;
•Quality of decision-support tools and services;
•Quality and relevance of our analysis and insight;

•Ease of use;
•Customer support; and
•Value for price.

We believe that we compete favorably on each of these factors. Although we do not believe that we have a direct competitor across all of our information domains, we do face competition in specific industries or with respect to specific offerings within those domains, as described below.

Energy and Power
Our critical information offerings compete with offerings from DrillingInfo, Inc., TGS-NOPEC Geophysical Company, Wood Mackenzie, Ltd., and Deloitte Touche Tohmatsu Limited, among others. Our Energy consulting and advisory services compete with the Energy practices of Accenture, Deloitte, and Wood Mackenzie, Ltd., among others. Our geosciences software competes with products from Schlumberger Limited, Halliburton, LMKR, and Paradigm Ltd., among others.

Design and Supply Chain
Our industry standards offerings compete with SAI Global, Thomson Reuters Corporation's Techstreet, and the standards developing organizations ("SDOs").  Other offerings compete with a range of specialized niche players.

Defense, Risk, and Security	We compete with specific products from McGraw-Hill, Gannett, Forecast International, and Control Risks Group, among others.
EHS and Sustainability	We compete with specific products from SAP and Verisk, among others.
County and Industry Forecasting	We compete with specific products from the Economist Intelligence Unit and Moody's Corporation, among others.
Commodities, Pricing, and Cost	We compete with a variety of specialized niche players.

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

We maintain registered trademarks in jurisdictions around the world. In addition, we have obtained patents and applied for patents in the United States, including processes and inventions related to digital rights management, remote access printing, and print on demand. For more information relating to our intellectual property rights, see "Risk Factors – We may not be able to protect intellectual property rights."

Employees

As of November 30, 2011, we had approximately 5,500 employees located in more than 30 countries around the world. With the exception of a group of employees based in Brazil, none of our employees are represented by a collective bargaining agreement. We consider our employee relations to be good.

Financial Information about Segments

See "Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 19" of our Notes to Consolidated Financial Statements for information with respect to each segment's revenues, profits or losses, and total assets.

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

We routinely post important information on our website under the "Investor Relations" link, so please check www.ihs.com. In addition, the SEC maintains an Internet site that contains our public filings and other information regarding issuers that file electronically with the SEC at www.sec.gov. As an alternative, you may read and copy the materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. For more information on the operation of the Public Reference Room, call the SEC at 1-800-SEC-0330.

Item 1A. Risk Factors

In addition to the other information provided in this Form 10-K, you should carefully consider the risks described in this section. The risks described below are not the only risks that could impact our business; other risks currently deemed minor or additional risks not currently known to us could also impact our business. These and other factors could materially and adversely impact the value of your investment in our shares, meaning that you could lose all or part of your investment.

Note that this section includes forward-looking statements and future expectations as of the date of this annual report. This discussion of Risk Factors should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes in Part II of this Form 10-K.

Achieving our growth objectives may prove unsuccessful.

Our objectives to achieve growth include enhancing our offerings to meet the needs of our customers through organic development, cross-selling our products across our existing customer base and acquiring new customers, entering into strategic partnerships, and acquisitions. If we are unable to successfully meet our objectives, our ability to continue to maintain our historic annual growth rates could be adversely affected.

If we are unable to consistently renew subscriptions for our offerings, our results could weaken.

The majority of our revenue is based on subscriptions to our offerings. In 2011, we derived 77% of our revenues from subscriptions, most of which were for a term of one year. Our operating results depend on our ability to achieve and sustain high annual renewal rates on our existing subscription base and to enter into new subscription arrangements at acceptable prices and other commercially acceptable terms. Failure of one or more of those subscription objectives could have a material adverse effect on our business, financial condition, and operating results.

The loss of, or the inability to attract and retain, key personnel could impair our future success.

Our future success depends to a large extent on the continued service of our employees, including our experts in research and analysis and other areas, as well as colleagues in sales, marketing, product development, critical operational roles, and management, including our executive officers. We must maintain our ability to attract, motivate, and retain highly qualified colleagues in order to support our customers and achieve business results. The loss of the services of key personnel and our inability to recruit effective replacements or to otherwise attract, motivate, or retain highly qualified personnel could have a materially adverse effect on our business, operating results, and financial condition.

We could experience system failures or capacity constraints that could interrupt the delivery of our offerings to customers and ultimately cause us to lose customers.

Our ability to provide reliable service largely depends on the efficient and uninterrupted operation of complex systems,

relying on people, process, and technology to function effectively. Some elements of these systems have been outsourced to third-party providers. Some of our systems have been consolidated for the purpose of enhancing scalability and efficiency, which increases our dependency on a smaller number of systems. Any significant interruption to, or failure of, our systems could result in significant expense to repair or replace equipment or facilities, loss of customers, and harm to our business and reputation. Interruption could result from a wide variety of causes, including the possibility of failures at third party data centers, disruptions to the Internet, malicious attacks, and the loss or failure of other systems over which we have no control. While we have taken and are taking reasonable steps to prevent and mitigate the damage of such events, including information backup and disaster recovery processes, those steps may not be effective and there can be no assurance that any such steps can be effective against all possible risks. In addition, our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur.

If we are unable to successfully identify or effectively integrate acquisitions, our financial results may be adversely affected.

As we continue pursuing selective acquisitions to support our business and growth strategy, we seek to be a disciplined acquirer, and there can be no assurance that we will be able to identify suitable candidates for successful acquisition at acceptable prices. In addition, our ability to achieve the expected returns and synergies from our past and future acquisitions and alliances depends in part upon our ability to effectively integrate the offerings, technology, administrative functions, and personnel of these businesses into our business. We cannot assure you that we will be successful in integrating acquired businesses or that our acquired businesses will perform at the levels we anticipate. In addition, our past and future acquisitions may subject us to unanticipated risks or liabilities or disrupt our operations.

We depend on content obtained through agreements with third parties to support certain of our offerings, and the failure to maintain these agreements on commercially reasonable terms could prove harmful to our business.

Certain of our offerings include content that is either purchased or licensed from third parties. In particular, our industry standards offerings that are part of our Design and Supply Chain capabilities rely on information licensed from SDOs. Offerings that rely upon SDO information accounted for less than 20% of our total revenue in 2011. We believe that the content licensed from many of these third parties, including the SDOs, cannot be obtained from alternate sources on favorable terms, if at all. Our license agreements with these third parties are generally nonexclusive and many are terminable on less than one year's notice. In addition, many of these third parties, including the SDOs, compete with one another and us. As a result, we may not be able to maintain or renew these agreements at cost-effective prices, or these third parties might restrict or withdraw their content from us for competitive or other reasons, which could adversely affect the quality of our offerings and our business, operating results, and financial condition.

Our strategic investments and cost reduction initiatives may not result in anticipated savings or more efficient operations.

Over the past several years, including in 2011, we implemented significant strategic initiatives to reduce our cost structure, standardize our operations, and improve our ability to grow. Certain of our most significant investments, including our business transformation initiative to consolidate and standardize our sales force automation, lead to cash, and all supporting systems (which we call "Vanguard") and investments in infrastructure to support our growth strategy, are still in implementation phases. We must also continue to invest in enhancements to our existing products and development of new products to meet the needs of our customers and differentiate our offerings from those of our competitors. There is a risk that we may not realize the full potential benefit of these investments and that implementation of our strategic initiatives may be disruptive to our operations.

We may not be able to protect intellectual property rights.

We rely on copyright laws and nondisclosure, license, and confidentiality arrangements to protect our proprietary rights as well as the intellectual property rights of third parties whose content we license. However, we cannot assure you that the steps we have taken to protect our intellectual property rights, and the rights of those from whom we license intellectual property, are adequate to prevent unauthorized use, misappropriation, or theft of our intellectual property. There is a risk that we may not be able to detect unauthorized uses or take timely and effective steps to remedy unauthorized conduct. In particular, a portion of our revenues are derived from jurisdictions where adequately protecting intellectual property rights may prove more challenging or impossible. To prevent or respond to unauthorized uses of our intellectual property, we might be required to engage in costly and time-consuming litigation and we may not ultimately prevail.

We may be exposed to litigation related to content we make available to customers and we may face legal liability or damage to our reputation if our customers are not satisfied with our offerings or if our offerings are misused.

Our business relies on licensing and delivering intellectual property to our customers and obtaining intellectual property from our suppliers. Accordingly, we may face potential liability for, among other things, breach of contract, negligence, and copyright and trademark infringement. Even litigation or infringement claims that lack merit may expose us to material expense or reputational damage. Damage to our reputation for any reason could adversely affect our ability to attract and retain customers, employees, and information suppliers. In addition, if the information in our offerings is incorrect for any reason, or if it is misused or used inappropriately, we could be subject to reputational damage or litigation that could exceed the value of any insurance and adversely affect our business.

We rely on independent contractors and third parties whose actions could have a materially adverse effect on our business.

We obtain some of our critical information from independent contractors, particularly for offerings that support our Energy products and several offerings in our security domain. In addition, we rely on third-party dealers to sell our offerings in locations where we do not maintain a sales office or sales teams. We are limited in our ability to monitor and direct the activities of these independent contractors and dealers, but if any actions or business practices of these individuals or entities violate our policies or procedures or are otherwise deemed inappropriate or illegal, we could be subject to litigation, regulatory sanctions, or reputational damage, any of which could have a materially adverse effect on our business.

As part of our strategic business model, we outsource certain operations and engage independent contractors to perform work in various locations around the world. For example, we outsourced certain of our data hosting and certain functions involving our data accumulation to business partners who we believe offer us deep expertise in these areas, as well as scalability and cost effective services. By entering into these independent contractor arrangements and relying on them for critical business functions, we face risks that one or more independent contractors may unexpectedly cease operations, that they may perform work that deviates from our standards, that events in a given region may disrupt the independent contractor's operations, or that we may not be able to adequately protect our intellectual property. If these or other unforeseen risks were to occur, they could adversely affect our business.

We operate in competitive markets, which may adversely affect our market share and financial results.

While we do not believe that we have a direct competitor across all of our information domains, we face competition in specific industries and with respect to specific offerings. We may also face competition from organizations and businesses that have not traditionally competed with us but that could adapt their products and services or utilize significant financial and information-gathering resources, recognized brands or technological expertise to begin competing with us. We believe that competitors are continuously enhancing their products and services, developing new products and services, and investing in technology to better serve the needs of their existing customers and to attract new customers. Increased competition may require us to reduce the prices of our offerings or make additional capital investments that could adversely affect our margins.

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

Our ability to attract and retain customers is affected by external perceptions of our brand and reputation. Reputational damage from negative perceptions or publicity could damage our reputation with customers, prospects, and the public generally. Although we monitor developments for areas of potential risk to our reputation and brand, negative perceptions or publicity could have a material adverse effect on our business and financial results.

Our international operations are subject to exchange rate fluctuations and other risks relating to world-wide operations.

We operate in more than 100 countries around the world and a significant part of our revenue comes from international sales. In 2011, we generated approximately 48% of our revenues from sales outside the United States. We earn revenues, pay expenses, own assets, and incur liabilities in countries using currencies other than the U.S. dollar, including, among others, the

British Pound, the Canadian Dollar, and the Euro. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income, expenses, and the value of assets and liabilities into U.S. dollars at exchange rates in effect during or at the end of each reporting period. We may use derivative financial instruments to reduce our net exposure to currency exchange rate fluctuations. Nevertheless, increases or decreases in the value of the U.S. dollar against other major currencies can materially affect our net operating revenues, operating income, and the value of balance sheet items denominated in foreign currencies.

Operating in many jurisdictions around the world, we may be affected by changes in trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment; unexpected changes in regulatory requirements; social, political, labor, or economic conditions in a specific country or region; and difficulties in staffing and managing local operations. We must also manage the uncertainties of obtaining data and creating solutions that are relevant to particular geographic markets; differing levels of intellectual property protection in various jurisdictions; and restrictions or limitations on the repatriation of funds. In addition, as we operate our business around the world, we must manage the potential conflicts between locally accepted business practices in any given jurisdiction and our obligations to comply with anti-corruption regulations applicable to us, including the U.S. Foreign Corrupt Practices Act and the UK Bribery Act. While we implement policies and procedures intended to promote and facilitate compliance with all applicable laws, our employees, contractors, and agents, as well as those independent companies to which we outsource certain business operations, may take actions in violation of our policies. Any such violation, even if prohibited by our policies, could have an adverse effect on our business and reputation.

Our inability to manage some or all of these risks of operating a global business could have a materially adverse effect on our business, operating results, and financial condition.

Our business performance might not be sufficient for us to meet the full-year financial guidance that we provide publicly.

We provide full-year financial guidance to the public based upon our assumptions regarding our expected financial performance. For example, we provide assumptions regarding our ability to grow revenue and to achieve our profitability targets. While we believe that our annual financial guidance provides investors and analysts with insight to our view of the company's future performance, such financial guidance is based on assumptions that may not always prove to be accurate and may vary from actual results. If we fail to meet the full-year financial guidance that we provide, or if we find it necessary to revise such guidance during the year, the market value of our common stock could be adversely affected.

The price of our common stock may be volatile and may be affected by market conditions beyond our control.

Our share price is likely to fluctuate in the future because of the volatility of the stock market in general and a variety of factors, many of which are beyond our control. Market fluctuations could result in volatility in the price of shares of our common stock, one possible outcome of which could be a decline in the value of your investment. In addition, if our operating results fail to meet the expectations of stock analysts or investors, or if we are perceived by the market to suffer material business or reputational damage, we may experience a significant decline in the trading price of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our Facilities

Our colleagues work in offices at 123 locations around the world. We own the buildings at three of our facilities, including our headquarters in Englewood, Colorado, and two other office locations. All of our other facilities are leased with terms ranging from month-to-month at one facility to an expiration date in 2024 for another facility. We believe that our properties, taken as a whole, are in good operating condition, are suitable and adequate for our current business operations, and that additional or alternative space will be available on commercially reasonable terms for future use and expansion. Locations by region are as follows:

Americas	58	EMEA	38	APAC	27
Brazil	4	Denmark	1	Australia	2
Campinas	1	Copenhagen	1	Bella Vista	1
Rio de Janeiro	2	France	1	Perth	1
Sao Paulo	1	Paris	1	China	5
Canada	7	Germany	5	Beijing	1
Alberta	4	Dusseldorf	1	Jing An District	1
Ontario	2	Frankfurt am Main	1	Shanghai	2
Quebec	1	Munich	2	Shenzhen	1
Mexico	1	Starnberg	1	Hong Kong S. A. R.	1
Mexico City	1	Italy	1	Tsim Sha Tsui	1
United States	46	Milan	1	India	4
Arizona	1	Netherlands	1	Gurgaon	1
California	6	Nijmegen	1	Krishnarajapuram	2
Colorado	2	Norway	2	Mumbai	1
Connecticut	1	Bergen	1	Japan	4
District of Columbia	3	Oslo	1	Tokyo	4
Florida	2	Poland	1	Korea, Republic of	1
Illinois	1	Gdansk	1	Gangnam-gu	1
Massachusetts	2	Russian Federation	2	Malaysia	2
Michigan	3	Moscow	2	Penang	1
Minnesota	1	Scotland	1	Petaling Jaya	1
Missouri	1	Aberdeen	1	Singapore	5
New York	2	South Africa	1	Singapore	5
Oklahoma	2	Pretoria	1	Taiwan	1
Oregon	1	Spain	1	HsinChu City	1
Pennsylvania	1	Barcelona	1	Thailand	2
Texas	14	Sweden	1	Bangkok	1
Utah	1	Vastra Frolunda	1	Khet Bangrak	1
Virginia	2	Switzerland	2
		Geneva	1
		Zurich	1
		United Arab Emirates	4
		Dubai	4
		United Kingdom	14
		Berkshire	1
		Croydon	3
		Hertfordshire	1
		Hampshire	1
		London	4
		Redhill	1
		Stamford	1
		Surrey	1
		Tetbury	1

Item 3. Legal Proceedings

From time to time,we are involved in litigation, most of which is incidental to our business. In our opinion, no litigation to which we currently are a party is likely to have a material adverse effect on our results of operations or financial condition.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock is quoted on the New York Stock Exchange under the symbol “IHS.” The following table sets forth for the indicated periods the high and low sales prices per share for our Class A common stock on the New York Stock Exchange:

Fiscal Year 2011 Quarters Ended:	High	Low
February 28, 2011	$84.35	$73.39
May 31, 2011	89.53	82.48
August 31, 2011	88.19	68.62
November 30, 2011	88.38	71.60

Fiscal Year 2010 Quarters Ended:	High	Low
February 28, 2010	$55.70	$49.46
May 31, 2010	56.73	48.22
August 31, 2010	64.67	50.81
November 30, 2010	75.74	62.29

We have been advised by our transfer agent, American Stock Transfer, that we had 10 holders of record of our Class A Common Stock as of January 2, 2012. Based on reports of security position listings and the number of proxies requested by brokers in conjunction with the prior year’s annual meeting of stockholders, we believe we may have in excess of 30,000 beneficial holders of our Class A Common Stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of the end of the fiscal year 2011 with respect to compensation plans under which equity securities are authorized for issuance.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights ( a )		Weighted-average exercise price of outstanding options, warrants, and rights ( b )		Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) ( c )
Equity Compensation plans approved by security holders	3,794,308	(1)	37.65	(2)	4,709,174	(3)
Equity compensation plans not approved by security holders	N/A		N/A		N/A
Total	3,794,308		37.65		4,709,174
(1) Includes (a) 2,842,962 restricted stock units and performance stock units at target performance levels that were issued with no exercise price or other consideration, (b) 729,864 shares reserved for issuance if above target performance levels on performance-based stock units are met, (c) 106,444 deferred stock units payable to non-employee directors upon their termination of service; (d) 15,538 restricted stock units that are payable in cash; and (d) 99,500 stock options.

(2) Calculation of the weighted-average exercise price is only for the 99,500 stock options described in footnote 1 above.

(3) Includes shares surrendered to the Company upon vesting of time- and performance-based restricted stock units for a value equal to their minimum statutory tax liability.

Issuer Purchases of Equity Securities

The following table provides detail about our share repurchases during the three months ended November 30, 2011. See Note 16 of our Notes to Consolidated Financial Statements for information regarding our stock repurchase programs.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
September 1 - September 30, 2011	915	$77.98	—	1,000,000
October 1 - October 31, 2011	16,939	74.87	—	1,000,000
November 1 - November 30, 2011	33,031	87.20	—	1,000,000
Total share repurchases	50,885	$82.93	—
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

Performance Graph

The following graph compares our total cumulative stockholder return with the Standard & Poor's Composite Stock Index (S&P 500) and a peer index representing the total price change of The Dun & Bradstreet Corporation; Equifax Inc.; FactSet Research Systems Inc.; Gartner, Inc.; The McGraw-Hill Companies, Inc.; Moody’s Corporation; MSCI Inc.; Reed Elsevier plc; Nielsen Holdings N.V.; Solera Holdings, Inc.; Thomson Reuters Corporation; and Verisk Analytics, Inc.

The graph assumes a $100 cash investment on November 30, 2006 and the reinvestment of all dividends (which we did not pay). This graph is not indicative of future financial performance.

Comparison of Cumulative Total Return Among IHS Inc., S&P 500 Index, and Peer Group

Value of $100.00 investment in stock or index:

	11/30/2006	11/30/2007	11/30/2008	11/30/2009	11/30/2010	11/30/2011
IHS Inc.	$100.00	$189.31	$97.95	$135.71	$195.20	$238.54
Peer Group	$100.00	$96.00	$67.43	$87.70	$103.75	$110.83
S&P 500	$100.00	$105.75	$63.99	$78.22	$84.29	$89.03

Item 6. Selected Financial Data

You should read the following selected consolidated financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes appearing elsewhere in this Form 10-K.

	Years Ended November 30, 2011
	2011	2010	2009	2008	2007
	(in thousands, except for per share amounts)
Statement of Operations Data:
Revenue	$1,325,638	$1,057,742	$953,699	$832,276	$678,406
Income from continuing operations	135,289	133,517	125,003	51,093	83,975
Income from discontinued operations	126	4,223	3,012	3,793	3,366
Net income	135,415	137,740	128,015	54,886	87,341
Net income attributable to IHS Inc.	$135,415	$137,740	$125,871	$54,873	$87,277

Basic earnings per share:
Income from continuing operations attributable to IHS Inc.	$2.08	$2.09	$1.95	$0.82	$1.41
Income from discontinued operations	—	0.07	0.05	0.06	0.06
Net income attributable to IHS Inc.	$2.09	$2.15	$2.00	$0.88	$1.47

Diluted earnings per share:
Income from continuing operations attributable to IHS Inc.	$2.06	$2.06	$1.92	$0.81	$1.39
Income from discontinued operations	—	0.07	0.05	0.06	0.06
Net income attributable to IHS Inc.	$2.06	$2.13	$1.97	$0.87	$1.44

Balance Sheet Data (as of period end):
Cash and cash equivalents	$234,685	$200,735	$124,201	$31,040	$148,484
Total assets	3,073,037	2,155,702	1,675,588	1,436,180	1,323,807
Total long-term debt and capital leases	658,911	275,095	141	—	37
Total stockholders' equity	1,384,729	1,176,081	1,013,678	801,055	840,908

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As described in the “Forward-Looking Statements” section at the start of this Form 10-K, we make forward-looking statements throughout this report. These forward-looking statements generally are identified by the use of the words “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of these terms, and other similar expressions. Forward-looking statements are based on current expectations, assumptions, and projections that are subject to risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is outlined under the “Risk Factors” section elsewhere in this Form 10-K. We do not intend to update or publicly revise these forward-looking statements, whether as a result of new information, future events, or otherwise.

The following discussion of our financial condition and operating results should be read in conjunction with “Selected Financial Data,” our consolidated financial statements and accompanying notes included in this Form 10-K, and important information and disclosure that we routinely post to our website (www.ihs.com).

Executive Summary

Business Overview

We are a leading source of information and insight in critical areas that shape today's business landscape, including energy and power; design and supply chain; defense, risk and security; environment, health, and safety (EHS) and sustainability; country and industry forecasting; and commodities, pricing, and cost. Businesses and governments in more than 165 countries around the globe rely on our comprehensive content, expert independent analysis, and flexible delivery methods to make high-impact decisions and develop strategies with speed and confidence. We have been in business since 1959, incorporated in the State of Delaware in 1994, and became a publicly traded company on the New York Stock Exchange in 2005. Headquartered in Englewood, Colorado, USA, we employ more than 5,500 people in more than 30 countries around the world.

Inherent in all of our strategies is a firm commitment to put our customers first in everything that we do.  We believe that maintaining a disciplined “outside-in” approach will allow us to better serve our customers and our stockholders. To achieve that goal, we have organized our business around our customers and the geographies in which they reside: Americas, EMEA, and APAC. This structure allows us to tailor and expand the solutions we offer to meet the unique needs of our customers both globally and in local markets.

We sell our offerings primarily through subscriptions, which tend to generate recurring revenue and cash flow for us. Our subscriptions are usually for one-year periods and we have historically seen high renewal rates. Subscriptions are generally paid in full within one or two months after the subscription period commences; as a result, the timing of our cash flows generally precedes the recognition of revenue and income.

Our business has seasonal aspects. Our fourth quarter typically generates our highest quarterly levels of revenue and profit. Conversely, our first quarter generally has our lowest levels of revenue and profit. These trends have been further amplified by the product mix from recent acquisitions, which generate a larger proportion of their sales in the fourth quarter. We also experience event-driven seasonality in our business; for instance, IHS CERAWeek, our annual energy executive gathering, is held during our second quarter. Another example is the triennial release of the Boiler Pressure Vessel Code (BPVC) engineering standard, which generates revenue for us predominantly in the third quarter of every third year. The BPVC benefit most recently occurred in the third quarter of 2010.

We are investing in our business at the highest rate in our company's history through a series of initiatives designed to boost colleague productivity, increase efficiencies, develop new and enhanced products, and create scalable platforms designed to accommodate future revenue growth without having to incur proportional increases in costs to support that growth.  These initiatives include, but are not limited to:

•
Vanguard – Vanguard is our plan for consolidating and standardizing billing systems, general ledgers, sales-force automation capabilities, and all supporting business processes.  We implemented the first two releases of Vanguard in 2011.  Our current plan calls for substantially all of our finance and lead-to-cash systems to be migrated over to Vanguard by the end of 2012.

•
Customer Care Centers of Excellence – We opened our three Customer Care Centers of Excellence – one in each region – by January 2012.  These centers consolidate customer-care processes and simplify and standardize our approach to providing dedicated customer service.

•
Newton – Newton is our plan to centralize our number of data centers over time, taking us from dozens of data centers currently to no more than three.  As IHS has grown through acquisitions, the number of data centers we have has grown as well.

•	Product development – We expect to introduce in 2012 the most new products and product enhancements in our history.

Global Operations

Approximately 48% of our revenue is transacted outside of the United States; however, only about 30% of our revenue is transacted in currencies other than the U.S. dollar. As a result, a strengthening U.S. dollar relative to certain currencies has a negative impact on our revenue; conversely, a weakening U.S. dollar has a positive impact on our revenue. However, the impact on operating income is diminished due to certain operating expenses denominated in currencies other than the U.S. dollar. Our largest foreign currency exposures, in order of magnitude, are the British Pound, the Canadian Dollar, and the Euro. See "Qualitative and Quantitative Disclosures About Market Risk – Foreign Currency Exchange Rate Risk" for additional discussion of the impacts of foreign currencies on our operations.

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

Adjusted EBITDA. EBITDA and Adjusted EBITDA are used by many of our investors, research analysts, investment bankers, and lenders to assess our operating performance. For example, a measure similar to Adjusted EBITDA is required by the lenders under our term loan and revolving credit agreement. We define EBITDA as net income plus or minus net interest, plus provision for income taxes, depreciation, and amortization. Our definition of Adjusted EBITDA further excludes (i) non-cash items (e.g., stock-based compensation expense) and (ii) items that management does not consider to be useful in assessing our operating performance (e.g., acquisition-related costs, restructuring charges, income or loss from discontinued operations, and gain or loss on sale of assets).

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

Business Combinations

During the year ended November 30, 2011, we completed the following acquisitions, among others:

On April 16, 2011, we acquired ODS-Petrodata (Holdings) Ltd. (ODS-Petrodata) for approximately $75 million in cash, net of cash acquired. ODS-Petrodata is a premier provider of data, information, and market intelligence to the offshore energy industry. We expect that the ODS-Petrodata products and services will extend our offerings to the upstream energy sector through provision of high quality data and research across the range of critical, high-value offshore markets such as drilling rigs, marine and seismic vessels and field development operations.

On April 26, 2011, we acquired Dyadem International, Ltd. (Dyadem) for approximately $49 million in cash, net of cash acquired. Dyadem is a market leader in Operational Risk Management and Quality Risk Management solutions. We expect that the acquisition of Dyadem will provide our customers with software solutions that will help them achieve regulatory compliance and business continuity.

On May 2, 2011, we acquired Chemical Market Associates, Inc. (CMAI) for approximately $73 million in cash, net of cash acquired. CMAI is a leading provider of market and business advisory services for the worldwide petrochemical, specialty chemicals, fertilizer, plastics, fibers, and chlor-alkali industries. We expect that CMAI’s comprehensive information and analysis will add to our event-driven supply-chain information strategy and that CMAI's price discovery and analysis business will broaden our commodities and cost information capabilities.

On August 10, 2011, we acquired Seismic Micro-Technology (SMT) for approximately $502 million in cash, net of cash acquired. SMT is a global leader in Windows-based exploration and production software, and its solutions are used by geoscientists worldwide to evaluate potential reservoirs and plan field development. As a result of the acquisition, we expect to provide a more robust, valuable, and integrated solution set of information, software, and insight to support our energy customers worldwide.

On November 10, 2011, we acquired Purvin & Gertz for approximately $29 million in cash, net of cash acquired. Purvin & Gertz is a well-established global advisory and market research firm that provides technical, commercial, and strategic advice to international clients in the petroleum refining, natural gas, natural gas liquids, crude oil and petrochemical industries. We expect that this acquisition will enhance the focused, actionable analysis and deep industry knowledge of our product and service portfolio that is critical to senior executives and other key decision makers.

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

Other Items

Cost of operating our business. We incur our cost of revenue primarily to acquire, manage, and deliver our offerings. These costs include personnel, information technology, and occupancy costs, as well as royalty payments to third-party information providers. Royalty payments are based on the level of subscription sales from certain product offerings. Our sales, general, and administrative expenses include wages and other personnel costs, commissions, corporate occupancy costs, and marketing costs.

A large portion of our operating expenses are not directly commensurate with volume sold, particularly in our subscription-based business. Some of our revenue is driven from the sale of specifications and standards; a portion of this content is obtained from standards development organizations.

Stock-based compensation expense. We issue equity awards to our employees, almost exclusively restricted stock units, for which we record cost over the respective vesting periods. The typical vesting period is three years, and none of the grants exceed eight years. As of November 30, 2011, we had approximately 3.0 million stock-based awards outstanding, of which approximately 1.0 million were performance-based awards, assuming target payout of the performance awards in 2012 and beyond. The majority of the annual grants for our highest-ranking employees are performance-based awards. The vesting of the performance shares granted in 2010 and 2011 is principally based on achieving certain financial performance levels during fiscal years 2012 and 2013.

As of November 30, 2011, we have estimated that the target number of shares issuable for the 2012 and 2013 fiscal years will vest. Using these estimates in addition to estimated 2012 grants, projected stock-based compensation expense for 2012 is expected to be around $115-120 million. Grant date fair values that differ from our projections or a change in the actual performance levels that we achieve could result in a change in the actual amount of stock-based compensation that we recognize. For example, in the event we do not achieve the projected performance metrics for 2012 or 2013, our stock-based compensation expense could decrease. Conversely, if we exceed the projected performance metrics, our stock-based compensation could increase.

Pension and postretirement benefits. We provide the following pension and postretirement plans:

•U.S. Retirement Income Plan (U.S. RIP) – this defined-benefit plan covers the majority of our employees in the United States.
•U.K. Retirement Income Plan (U.K. RIP) – this frozen defined-benefit plan covers a limited number of our employees in the United Kingdom.
•Postretirement medical plan – this plan is a contributory plan that provides access to group rates for U.S. employees who meet specified conditions.
•Supplemental Income Plan (SIP) – this plan is a non-qualified pension plan for certain company personnel.

During 2011, we undertook a comprehensive review of our U.S. RIP designed to ensure that we maintained market-competitive employee benefits while decreasing volatility. As a result of our analysis, we took steps that resulted in a settlement of retiree pension obligations, a change to our pension plan investment strategies, a change in our pension accounting policy, and an accelerated funding of plan contributions.

We accomplished the settlement of retiree obligations by purchasing annuities for the retiree population from a third-party insurer, which resulted in a significant reduction of our overall plan liability. We changed our pension plan investment strategy to better match remaining pension assets with our remaining pension obligations. We changed our pension accounting policy to an accelerated recognition method that will recognize gains and losses in the income statement more quickly than under the previous method. We accelerated plan funding by contributing approximately $65 million to the plan in December 2011, the first month of our fiscal 2012. Approximately $57 million of this contribution allowed us to bring all deficit funding current through November 30, 2011 and pay fees and expenses associated with the third-party annuity contracts, with the remaining $8 million used to fund estimated 2012 pension costs.

During fiscal 2012, we expect to offer lump-sum buyouts to former colleagues who are not yet receiving benefits. We believe that as many as 70% of these former colleagues will accept the offer, which will reduce our pension obligations and assets, allowing us to further reduce volatility in the plan. Our estimated $8 million of 2012 pension expense excludes settlement charges associated with this offer, as well as any fourth quarter adjustments that we will need to record under our new pension accounting policy.

In the first quarter of fiscal 2012, we also made the decision to close the U.S. RIP to new participants effective January 1, 2012.

During 2010, we approved a plan design change to the U.S. RIP that was effective March 1, 2011, which resulted in a $5.3 million reduction in liability that will be amortized over the remaining average future working lifetime of the employee group, which is approximately six years. In 2010, we also made the decision to discontinue future benefit accruals under the U.K. RIP, which resulted in a $0.8 million reduction in liability because of the curtailment.

The U.S. RIP was underfunded as of November 30, 2011 while the U.K. RIP was overfunded at that date. Both the postretirement medical plan and the SIP are unfunded.

Restructuring Charges. During the third quarter of 2010, we announced various plans to streamline operations and merge functions. As a result, we reduced our aggregate workforce by approximately 3% and consolidated several office locations. The changes primarily affected the Americas and EMEA segments.

The restructuring charge that we recorded in 2010 consisted of direct and incremental costs associated with restructuring and related activities, including severance, outplacement and other employee related benefits; facility closures and relocations; and legal expenses associated with employee terminations incurred during the third quarter of 2010. The entire $9.1 million restructuring charge was recorded during the third quarter of 2010. Approximately $7.7 million of the charge related to our Americas segment and $1.3 million pertained to our EMEA segment, with the remainder in APAC. We recorded a $0.1 million restructuring credit in the second quarter of 2010.

In the second quarter of 2011, we recorded an additional $0.7 million of net restructuring costs in the Americas segment, which represented a revision to our third quarter 2010 estimate of cost to exit space in one of our facilities, partially offset by favorable resolution of employee severance costs. In the fourth quarter of 2011, we recorded $0.5 million of restructuring charges for severance costs associated with the consolidation of positions to our recently established accounting and customer care Centers of Excellence locations.

Provision for income taxes. Our effective tax rate was 16.5%, 22.7%, and 21.6% in the years ended November 30, 2011, 2010, and 2009, respectively. See our consolidated financial statements included in this Form 10-K for additional disclosure about our income taxes.

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

Revenue Recognition
The majority of our offerings are provided under agreements containing standard terms and conditions. Approximately 77% of our revenue is derived from the sale of subscriptions, which is initially deferred and then recognized ratably as delivered over the subscription period (generally 12 months). These standard agreements typically do not require any significant judgments about when revenue should be recognized. For non-standard agreements, we generally make judgments about revenue recognition matters such as:

•whether sufficient legally binding terms and conditions exist;
•whether customer acceptance has been achieved; and
•progress on certain consulting projects where revenue is recognized on a proportional performance basis.

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

Goodwill and Other Intangible Assets
We make various assumptions about our goodwill and other intangible assets, including their estimated useful lives and whether any potential impairment events have occurred. We perform impairment analyses on the carrying values of goodwill and indefinite-lived intangible assets at least annually. Additionally, we review the carrying value of goodwill and other intangible assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Examples of such events or changes in circumstances, many of which are subjective in nature, include the following:

•significant negative industry or economic trends;
•a significant change in the manner of our use of the acquired assets or our strategy;
•a significant decrease in the market value of the asset; and
•a significant change in legal factors or in the business climate that could affect the value of the asset.

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

Pension and Postretirement Benefits

We have defined benefit plans that cover the majority of our employees in the U.S. and a limited number of employees in the U.K. We discontinued future benefit accruals under the U.K. plan in 2010. We also have postretirement plans in the U.S. that provide medical benefits for certain retirees and their eligible dependents.

We make a number of key assumptions in measuring our plan obligations, many of which are highly susceptible to change from period to period. These assumptions include the discount rate, the long-term expected return on plan assets, the rate of future salary increases, and various demographic assumptions, as follows:

•Discount rate – we utilized a bond matching model that averages a bond universe of about 500 AA-graded non-callable bonds between the 10th and 90th percentiles for each maturity group as a proxy for setting the discount rate at year-end.
•Asset returns are based upon the anticipated average rate of earnings expected on invested funds of the plan over the long-term.
•Salary increase assumptions are based upon historical experience and anticipated future management actions.
•Demographic assumptions (such as turnover, retirement, and disability) are based upon historical experience and are monitored on a continuing basis to determine if adjustments to these assumptions are warranted in order to better reflect anticipated future experience.

Depending on the assumptions and estimates used, our net periodic pension and postretirement benefit expense could vary significantly within a range of possible outcomes and could have a material impact on our financial results.

Discount rates and expected rates of return on plan assets are selected at the end of a given fiscal year and will impact expense in the subsequent year. A fifty-basis-point decrease in certain assumptions made at the beginning of 2011 would have resulted in the following effects on 2011 pension expense and the projected benefit obligation (PBO) as of November 30, 2011 (in thousands):

	Impact to Pension Results - U.S. RIP
Change in assumption	Increase/(Decrease) on 2011 Pre-Tax Expense	Increase/(Decrease) on November 30, 2011 PBO
50-basis-point decrease in discount rate	$6,031	$7,138
50-basis-point increase in discount rate	(5,524)	(6,525)
50-basis-point decrease in expected return on assets	(993)	—
50-basis-point increase in expected return on assets	993	—

	Impact to Pension Results - U.K. RIP
Change in assumption	Increase/(Decrease) on 2011 Pre-Tax Expense	Increase/(Decrease) on November 30, 2011 PBO
50-basis-point decrease in discount rate	$58	$3,375
50-basis-point increase in discount rate	(71)	(3,040)
50-basis-point decrease in expected return on assets	(185)	—
50-basis-point increase in expected return on assets	185	—

Stock-Based Compensation
Our stock plans provide for the grant of various equity awards, including performance-based awards. As of November 30, 2011, we had outstanding stock-based awards for 3.0 million shares of our stock, of which approximately 1.0 million shares were subject to performance-based metrics, assuming target payout of the performance awards in 2013 and beyond.

For time-based restricted stock unit grants, we calculate stock-based compensation cost by multiplying the grant date fair market value by the number of shares granted, reduced for estimated forfeitures. The estimated forfeiture rate is based on historical experience, and we update our calculations quarterly based on actual experience.

For performance-based restricted stock unit grants, we calculate stock-based compensation cost by multiplying the grant date fair market value by the number of shares granted, reduced for estimated forfeitures. We assume that shares will vest at target, and we evaluate that assumption each quarter and adjust as appropriate when it appears probable that the shares will vest at a level other than target. For example, in the event we do not achieve the projected performance metrics for 2012 or 2013, our stock-based compensation expense would decrease. Conversely, if we exceed the projected performance metrics, our stock-based compensation would increase.

Since we only had outstanding options exercisable for 0.1 million shares of common stock as of November 30, 2011, changes in valuation assumptions for stock options will not materially affect our financial results. However, if the number of options granted materially increases in the future, the likelihood that changes in our valuation assumptions could materially impact our financial results also increases.

Results of Operations

Total Revenue

Total revenue for 2011 increased 25% compared to the same period of 2010. Total revenue for 2010 increased 11% compared to the same period in 2009. The table below displays the percentage point change in revenue due to organic, acquisitive, and foreign currency factors when comparing 2011 to 2010 and 2010 to 2009.

	Increase (Decrease) in Total Revenue
(All amounts represent percentage points)	Organic	Acquisitive	Foreign Currency
2011 vs. 2010 *	9%	16%	2%
2010 vs. 2009	5%	5%	1%
* Excludes the impact of non-subscription revenue associated with the triennial release of a certain engineering standard. Unadjusted organic revenue growth was approximately 8%.

2011 vs. 2010. The 9% organic revenue growth for the year ended November 30, 2011 was broad-based in nature, with most transaction types and all domains contributing to the growth. The subscription-based business, representing 77% of total revenue, increased 8% organically, and after excluding the 2010 revenue associated with the triennial release of the Boiler Pressure Vessel Code (BPVC) engineering standard, the non-subscription businesses, representing 23% of total revenue, all contributed positively to the overall growth as well.

The acquisition-related revenue growth for 2011 was due to acquisitions we made this year, as well as the run-out of acquisitions made in 2010. Acquisitions made during 2011 include the following:

•	ODS-Petrodata, Dyadem, and CMAI in the second quarter of 2011,

•	SMT in the third quarter of 2011, and

•	Purvin & Gertz in the fourth quarter of 2011.

2010 vs. 2009. The 5% organic revenue growth for 2010 was driven primarily by a 6% increase in our subscription-based business. Subscriptions make up a significant portion of our overall business; therefore, changes in subscription sales patterns have a proportionately larger impact on the direction of our total revenues. We also benefited from growth within the non-subscription parts of the business, including revenue from the triennial release of the Boiler Pressure Vessel Code (BPVC) engineering standard.

The acquisition-related revenue growth for 2010 was due to acquisitions we made in 2010, as well as the run-out of acquisitions made in 2009. Acquisitions made during 2010 include the following:

•Emerging Energy Research (EER) in the first quarter of 2010,
•CSM Worldwide (CSM) and Quantitative Micro Software (QMS) in the second quarter of 2010, and
•Access Intelligence, Atrion, Syntex, and iSuppli/Screen Digest in the fourth quarter of 2010.

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

Revenue by Segment (geography)

	Year Ended November 30,			% Change 2011 vs. 2010	% Change 2010 vs. 2009
(In thousands, except percentages)	2011	2010	2009
Americas revenue	$798,673	$655,449	592,737	22%	11%
As a percent of total revenue	60%	62%	62%
EMEA revenue	384,441	304,375	279,379	26%	9%
As a percent of total revenue	29%	29%	29%
APAC revenue	142,524	97,918	81,583	46%	20%
As a percent of total revenue	11%	9%	9%
Total revenue	$1,325,638	$1,057,742	$953,699	25%	11%

The percentage change in each geography segment is due to the factors described in the following table.

	2011 vs. 2010			2010 vs. 2009
(All amounts represent percentage points)	Organic	Acquisitive	Foreign Currency	Organic	Acquisitive	Foreign Currency
Americas revenue	8%	14%	1%	4%	6%	1%
EMEA revenue	6%	18%	3%	6%	3%	(1)%
APAC revenue	18%	25%	3%	8%	11%	1%

As our APAC operations have evolved, the management structure of the region has also evolved and now includes responsibility for overseeing India. Accordingly, we have included India's 2011 results in the APAC geographic segment, and we have reclassified India's 2010 and 2009 results from EMEA to APAC.

2011 vs. 2010. We experienced broad-based organic revenue growth in all three geographies, with subscription-based revenue and Energy domain revenue providing key contributions to the growth. We have doubled our presence in Latin America and APAC primarily through investment during 2011 in an effort to take advantage of these high-opportunity markets.

2010 vs. 2009. We began to see a turn in our organic revenue growth numbers in the second quarter of 2010. Our growth rate, while still positive, had been decelerating, which we attributed to the general difficult worldwide economic conditions. We began to experience a period of modestly accelerating organic growth, led by continuing increases in the subscription business in all three regions. We also had the benefit of the BPVC sales in our 2010 numbers, which aided in the overall growth of the non-subscription portion of the business. APAC continued to grow in all areas of the business.

Revenue by Transaction Type

	Year Ended November 30,			% Change 2011 vs. 2010	% Change 2010 vs. 2009
(In thousands, except percentages)	2011	2010	2009
Subscription revenue	$1,020,800	$835,322	$748,353	22%	12%
As a percent of total revenue	77%	79%	78%
Consulting revenue	90,297	62,331	60,496	45%	3%
As a percent of total revenue	7%	6%	6%
Transaction revenue	63,376	63,813	58,585	(1)%	9%
As a percent of total revenue	5%	6%	6%
Other revenue	151,165	96,276	86,265	57%	12%
As a percent of total revenue	11%	9%	9%
Total revenue	$1,325,638	$1,057,742	$953,699	25%	11%

We summarize our transaction type revenue by the following categories:

•	Subscription revenue represents the significant majority of our revenue, and is comprised of subscriptions to our various information databases and software maintenance.

•
Consulting revenue represents customer relationships where we are engaged to perform various professional services such as research and analysis, modeling and forecasting, and other similar work. Our consulting offerings are primarily focused on Energy/Resources, Manufacturing/Services, and the Public Sector.

•	Transaction revenue typically represents single-document product sales, which are typically sold through ecommerce and telesales channels. We usually deliver these products to our customers as part of a one-time, unique sale.

•	Other revenue consists of a variety of revenue streams, including software license sales and associated services, conferences and events, advertising, and data storage services.

2011 vs. 2010. Relative to the 22% subscription revenue growth for the year ended November 30, 2011, approximately 8% is due to organic growth. This trend is especially important for us, as subscription-based revenue is at the core of our business model. Subscriptions represent a steady and predictable source of revenue for us, and 77% of our revenue currently comes from our subscription base. Excluding the BPVC engineering standard impact from 2010, all three components of the non-subscription part of the business had positive organic growth, which signals to us that our business continues to grow in all areas, even in these difficult economic times.

2010 vs. 2009. In 2010, approximately half of the subscription-based revenue increase was due to organic growth and the other half was due to acquisition-related growth. Growth in 2010 consulting revenue was due to acquisition activity, offset by 9% organic revenue declines. We experienced 16% Transaction organic revenue growth in 2010, in large part due to the sales of BPVC in the third quarter of 2010. Other revenue growth was primarily due to acquisition activity in 2010.

Revenue by Information Domain

	Year Ended November 30,			% Change 2011 vs. 2010	% Change 2010 vs. 2009
(In thousands, except percentages)	2011	2010	2009
Energy revenue	$571,782	$472,216	$448,797	21%	5%
As a percent of total revenue	43%	45%	47%
Product Lifecycle (PLC) revenue	436,533	329,593	289,096	32%	14%
As a percent of total revenue	33%	31%	30%
Security revenue	119,389	109,709	101,839	9%	8%
As a percent of total revenue	9%	10%	11%
Environment revenue	98,934	61,015	33,193	62%	84%
As a percent of total revenue	7%	6%	3%
Macroeconomic Forecasting and Intersection revenue	99,000	85,209	80,774	16%	5%
As a percent of total revenue	7%	8%	8%
Total revenue	$1,325,638	$1,057,742	$953,699	25%	11%

2011 vs. 2010. For the year ended November 30, 2011, our Energy domain revenue is still our most significant source of revenue, and our revenue growth in that domain highlights the continued broad-based strength of our Energy offerings across all geographic segments. Product Lifecycle revenue increases were primarily due to the fourth quarter 2010 acquisition of iSuppli. Security revenue continues to be particularly strengthened by our maritime offerings. Environment’s increases are primarily due to recent acquisitions, with the results also benefiting from modest organic growth. The Macroeconomic Forecasting and Intersection revenue supports all of the other domains, and has experienced above average organic growth for fiscal 2011. All of our domains had positive organic growth in 2011.

2010 vs. 2009. Energy domain revenue grew during 2010 as we continued to see improving trends in our core Energy subscription offerings. Product Lifecycle revenue increases were driven by inclusion of the BPVC sales, as well as continuing solid organic growth and the inclusion of the CSM Worldwide acquisition. We continued to see good organic growth in Security revenue, in large part due to sales of our maritime offerings. Environment’s significant revenue increases were primarily due to acquisitions, helped by positive organic growth. The Macroeconomic Forecasting and Intersection revenue supports all of the other domains, and increased proportionally with the increases we saw in the other domains. All of our domains had positive organic growth in 2010.

Operating Expenses

The following table shows our operating expenses and the associated percentages of revenue.

	Year Ended November 30,			% Change 2011 vs. 2010	% Change 2010 vs. 2009
(In thousands, except percentages)	2011	2010	2009
Operating expenses:
Cost of revenue	$558,492	$446,971	$401,169	25%	11%
As a percent of revenue	42%	42%	42%
SG&A expense	$453,481	$358,012	$332,518	27%	8%
As a percent of revenue	34%	34%	35%
Depreciation and amortization expense	$88,039	$59,474	49,146	48%	21%
As a percent of revenue	7%	6%	5%
Supplemental information:
SG&A expense excluding stock-based compensation	$370,967	$295,171	$277,970	26%	6%
As a percent of revenue	28%	28%	29%

Cost of Revenue and Sales Margins

In 2011, 2010, and 2009, cost of revenue increased in line with the increase in revenue. Sales margins, which we define as revenue less cost of sales, divided by total sales, were also largely unchanged in total for the three years. The following table shows the sales margin percentages and percentage point change by operating segment.

	Year Ended November 30,			% Change 2011 vs. 2010	% Change 2010 vs. 2009
(Percentages)	2011	2010	2009
Americas sales margin	58.9%	59.4%	59.3%	(0.5)%	0.1%
EMEA sales margin	55.2%	54.9%	55.2%	0.3%	(0.3)%
APAC sales margin	63.0%	61.7%	63.1%	1.3%	(1.4)%
Total sales margin	57.9%	57.7%	57.9%	0.2%	(0.2)%

As we have discussed in recent periods, the rate of sales margin expansion has been slowing due to product mix changes and the acquisition of businesses with lower margins than ours, although we have seen margin improvement on acquisitions completed within the last year, which coincides with our goal and expectation to bring acquisition margin profiles up throughout the first year of ownership. We anticipate that sales margin expansion will be flat to slightly up for the near term.

Selling, General and Administrative (SG&A) Expense

We evaluate our SG&A expense excluding stock-based compensation expense. While we continue to invest in our people, we continue to manage the cost structure of our business, and SG&A expense has consequently remained relatively flat as a percentage of revenue compared to the prior-year periods.

Depreciation and Amortization Expense

For 2011, compared to 2010, depreciation and amortization expense increased primarily due to the increase in depreciable and amortizable assets from acquisitions, as well as an increase of approximately $23 million increase in capital expenditures. For 2010, compared to 2009, our depreciation and amortization expense increased primarily due to the increase in depreciable and amortizable assets from acquisitions, as well as an increase of approximately $4 million in capital expenditures.

Acquisition-related Costs

Please refer to Note 10 to the Consolidated Financial Statements in this Form 10-K for a discussion of our 2011 costs incurred for integration and other acquisition-related activities. We have incurred $8.0 million of costs in 2011 for these activities. Because acquisitions are a key component of our growth strategy, we expect that we will continue to perform similar activities for future acquisitions, and we intend to continue identifying these costs in a separate line item of our financial statements.

Restructuring

Please refer to Note 9 to the Consolidated Financial Statements in this Form 10-K for a discussion of our restructuring activities. We incurred $9.1 million of restructuring charges in the third quarter of 2010. In the second quarter of 2011, we increased our restructuring cost estimate by a net $0.7 million, which represented increased contract termination costs to exit space in one of our facilities, partially offset by favorable resolution of employee severance costs. In the fourth quarter of 2011, we recorded $0.5 million of restructuring charges for severance costs associated with the consolidation of positions to our recently established accounting and customer care Centers of Excellence locations.

Operating Income by Segment (geography)

	Year Ended November 30,			% Change 2011 vs. 2010	% Change 2010 vs. 2009
(In thousands, except percentages)	2011	2010	2009
Americas operating income	$224,699	$197,146	$188,399	14%	5%
As a percent of segment revenue	28%	30%	32%
EMEA operating income	82,314	66,363	56,148	24%	18%
As a percent of segment revenue	21%	22%	20%
APAC operating income	44,452	32,601	27,118	36%	20%
As a percent of segment revenue	31%	33%	33%
Shared services operating expense	(178,997)	(121,981)	(111,183)
Total operating income	$172,468	$174,129	$160,482	(1)%	9%
As a percent of total revenue	13%	16%	17%

2011 vs. 2010. The decrease to Americas operating income margin was primarily driven by the effects of recent acquisition activity, particularly in the form of increased depreciation and amortization associated with acquired intangible assets, as well as associated integration and other acquisition-related costs.

EMEA operating income margin was relatively flat, with minor fluctuations attributable to increased depreciation and amortization and SG&A costs.

The decrease in APAC operating income margin is primarily a result of an increase in SG&A investment to drive growth opportunities in this emerging market.

Shared services operating expense increased primarily because of the change in pension accounting and the annuitization of retiree pension obligations, as well as an increase in stock-based compensation expense for 2011. We allocate all stock-based compensation expense to our shared services function.

2010 vs. 2009. Fiscal 2010 was impacted by the recording of a net $9.0 million restructuring charge. Without this charge, operating income as a percentage of revenue for 2010 would have been 17.3%.

The increase in Americas operating income was primarily due to increasing strength in our subscription revenue growth, partially offset by the third quarter 2010 restructuring charge of $7.7 million related to the Americas segment. We also saw positive benefit from the addition of acquisition activity during the year.

The increase in operating income for the EMEA segment during 2010 was primarily due to the high organic growth rate within revenue, the leveraging of the EMEA cost structure, and the positive benefit of recent acquisitions in the region. The EMEA increase was partially offset by the EMEA portion of the third quarter 2010 restructuring charge of $1.3 million.

The increase in APAC operating income was primarily due to the CSM Worldwide acquisition, which has significant operations in the APAC region, but the increase was also driven by continuing strength in our businesses in the APAC segment.

Our shared services operating expense increased primarily because of the increase in stock-based compensation expense for 2010.

Provision for Income Taxes

Our effective tax rate for the year ended November 30, 2011 was 16.5%, compared to 22.7% in 2010 and 21.6% in 2009. The low 2011 rate compared to 2010 and 2009 is due primarily to domestic pre-tax income being a lesser portion of total pre-tax income as a result of the $34 million increase in net periodic pension and postretirement expense.

Adjusted EBITDA (non-GAAP measure)

All of the reconciling items included in the following table are either (i) non-cash items (e.g., depreciation and amortization, stock-based compensation, non-cash pension and postretirement expense) or (ii) items that we do not consider to be useful in assessing our operating performance (e.g., income taxes, acquisition-related costs, restructuring charges, income or loss from discontinued operations, and gain or loss on sale of assets). In the case of the non-cash items, we believe that investors can better assess our operating performance if the measures are presented without such items because, unlike cash expenses, these adjustments do not affect our ability to generate free cash flow or invest in our business. For example, by eliminating depreciation and amortization from EBITDA, users can compare operating performance without regard to different accounting determinations such as useful life. In the case of the other items, we believe that investors can better assess operating performance if the measures are presented without these items because their financial impact does not reflect ongoing operating performance.

	Year Ended November 30,			% Change 2011 vs. 2010	% Change 2010 vs. 2009
(In thousands, except percentages)	2011	2010	2009

Net income	$135,415	$137,740	$125,871	(2)%	9%
Interest income	(862)	(655)	(1,088)
Interest expense	11,346	2,036	2,217
Provision for income taxes	26,695	39,231	34,350
Depreciation and amortization	88,039	59,474	49,146
EBITDA	$260,633	$237,826	$210,496	10%	13%
Stock-based compensation expense	86,194	66,474	57,112
Restructuring charges (credits)	1,242	9,022	(735)
Acquisition-related costs	8,000	—	—
Gain on sales of assets	—	—	(365)
Non-cash net periodic pension and postretirement expense	44,648	9,598	10,172
(Income) loss from discontinued operations, net	(126)	(4,223)	(3,012)
Adjusted EBITDA	$400,591	$318,697	$273,668	26%	16%
Adjusted EBITDA as a percentage of revenue	30.2%	30.1%	28.7%

Our Adjusted EBITDA for 2011 increased primarily because of our organic revenue growth, acquisitions, and the leverage in our business model, despite the fact we continued to invest substantially in both the core business and in key transformative initiatives. Although acquisitions weighed on our margins during 2011, they did so to a lesser extent as the year progressed. We typically tend to see margin expansion accelerate after the first three or four quarters of ownership. We saw progressive improvement in our acquisitions this year, and in the fourth quarter of 2011, our acquisitions' collective margin exceeded our overall margin.

Our 2010 adjusted EBITDA increased for many of the same reasons as in 2011, in addition to our focus on costs.

Discontinued Operations

In the first quarter of 2010, we sold our small non-core South Africa business for approximately $2 million with no gain or loss on the sale. The sale of this business included a building and certain intellectual property. In the fourth quarter of 2011, we discontinued a small print-and-advertising business focused on a narrow, declining market. The discontinuation of that business included abandoning certain intellectual property. In the fourth quarter of 2011, we also discontinued a minor government-services business.

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

Financial Condition

(In thousands, except percentages)	As of November 30, 2011	As of November 30, 2010	Dollar change	Percent change
Accounts receivable, net	$326,009	$256,552	$69,457	27%
Accrued compensation	57,516	51,233	6,283	12%
Deferred revenue	487,172	392,132	95,040	24%

The increase in our accounts receivable balance was primarily due to the acquisitions we made in 2011. The increase was also driven by strong sales in the fourth quarter of 2011. The change in accrued compensation is primarily due to the impact of payroll timing and an increased number of employees, who were added primarily through acquisitions completed in 2011. The increase in deferred revenue was primarily attributable to acquisition-related growth, but also includes solid organic growth.
Liquidity and Capital Resources

As of November 30, 2011, we had cash and cash equivalents of $235 million, of which approximately $183 million is currently held by our foreign subsidiaries. The cash held by our foreign subsidiaries is not available to fund domestic operations, as we have deemed the earnings of these subsidiaries to be indefinitely reinvested. See Note 12 to the Consolidated Financial Statements in this Form 10-K. We also had $803 million of debt as of November 30, 2011, which has contributed to an increase in interest expense in 2011, and which will continue to result in increased interest expense for the near future. We have generated strong cash flows from operations over the last few years. For the year ended November 30, 2011, the ratio of our free cash flow to Adjusted EBITDA was 72%. Because of our cash, debt, and cash flow positions, as well as the financing that we secured in January and October 2011, we believe we will have sufficient cash to meet our working capital and capital expenditure needs.

Historically, we have not been required to make cash contributions to our U.S. RIP pension plan because of its funded status. However, due to the global economic downturn, which negatively impacted the returns on our pension assets, we are required to make a cash contribution to our U.S. RIP in fiscal 2012. In considering that requirement and the various changes to our pension strategy, including the annuitization of retiree pension obligations, bringing our pension deficit current, and funding our 2012 pension costs, we made a $65 million contribution to the pension plan in December 2011, the first month of our 2012 fiscal year.

Our future capital requirements will depend on many factors, including the level of future acquisitions, the need for additional facilities or facility improvements, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products, changing technology, investments in our internal business applications, and the continued market acceptance of our offerings. We could be required, or could elect, to seek additional funding through public or private equity or debt financing for any possible future acquisitions; however, additional funds may not be available on terms acceptable to us. We expect our capital expenditures to decrease as a percent of revenue from 4.1% in 2011 to about 3.5% in 2012. Over the long run, we generally expect capital expenditures to annually represent between 3 and 4% of revenue.

Cash Flows

	Year Ended November 30,			% Change 2011 vs. 2010	% Change 2010 vs. 2009
(In thousands, except percentages)	2011	2010	2009
Net cash provided by operating activities	$342,050	$266,188	$234,694	28%	13%
Net cash used in investing activities	(793,238)	(366,960)	(154,038)	116%	138%
Net cash provided by financing activities	482,817	181,602	407	166%	*
* Not meaningful.

2011 vs. 2010. The increase in net cash provided by operating activities was principally due to continued profitable business growth, as evidenced by our healthy organic revenue growth rates. Our subscription-based business model continues to be a cash flow generator that is aided by positive working capital characteristics that do not generally require substantial working capital increases to support our growth, as well as relatively low levels of required capital expenditures.

The increase in net cash used in investing activities was principally due to significant acquisition activities in the second and third quarters of 2011, particularly the acquisition of SMT. We also significantly increased capital expenditures for various investment initiatives in our facilities and infrastructure.

The increase in net cash provided by financing activities for 2011 was principally due to borrowings against our credit facility to fund the acquisition of SMT.

2010 vs. 2009. Similar to 2011, the increase in net cash provided by operating activities was principally due to profitable business growth year over year. Our payables and accrued liabilities balances increased year over year, but were offset by higher receivables balances related to our growth, as well as cash outflows relating to our third quarter 2010 restructuring activity.

The increase in net cash used in investing activities was almost all due to increased acquisition activity in 2010 compared to 2009, with increased capital expenditures in 2010 accounting for the remainder of the difference. We continue to believe that it is important for us to re-invest our earnings and cash flows into our business to increase our return to stockholders.

The increase in net cash provided by financing activities was principally due to increased borrowings on our credit facility to fund acquisitions, partially offset by an increase in repurchases of our common stock through our share repurchase program used for statutory withholding requirements associated with the vesting of shares under our employee stock program.

Free Cash Flow (non-GAAP measure)

The following table reconciles our non-GAAP free cash flow measure to net cash provided by operating activities.

	Year Ended November 30,			% Change 2011 vs. 2010	% Change 2010 vs. 2009
(In thousands, except percentages)	2011	2010	2009
Net cash provided by operating activities	$342,050	$266,188	$234,694
Capital expenditures on property and equipment	(54,340)	(31,836)	(27,739)
Free cash flow	$287,710	$234,352	$206,955	23%	13%

Our free cash flow has historically been very healthy, and we expect that it will continue to be a significant source of funding for our business strategy of growth through organic and acquisitive means.

Credit Facility and Other Debt

Please refer to Note 8 to the Consolidated Financial Statements in this Form 10-K for a discussion of the current status of our credit facility arrangements, including an amendment completed in October 2011 to increase the facility.

Share Repurchase Program

Please refer to Part II, Item 5 and Note 16 to the Consolidated Financial Statements in this Form 10-K for a discussion of our share repurchase programs.

Off-Balance Sheet Transactions

We have no off-balance sheet transactions.

Contractual Obligations and Commercial Commitments

We have various contractual obligations and commercial commitments that are recorded as liabilities in our consolidated financial statements. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our consolidated financial statements but are required to be disclosed. The following table summarizes our contractual obligations and commercial commitments at November 30, 2011, along with the obligations associated with our term loan, and the future periods in which such obligations are expected to be settled in cash (in thousands):

		Payment due by period
Contractual Obligations and Commercial Commitments	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Term loan debt and interest	$369,131	$24,760	$117,627	$226,744	$—
Operating lease obligations	163,375	30,906	49,884	38,874	43,711
Unconditional purchase obligations	21,413	11,043	8,791	1,579	—
Total	$553,919	$66,709	$176,302	$267,197	$43,711

We have four pension and postretirement benefit plans, with the following estimated cash contributions for 2012:

•U.S. RIP – We made a $65 million contribution to the U.S. RIP in December 2011, the first month of our fiscal 2012, comprised of approximately $57 million to bring all deficit funding current through November 30, 2011 and pay fees and expenses associated with the third-party annuity contracts, with the remaining $8 million used to fund estimated 2012 pension costs.
•U.K. RIP – We expect to contribute approximately $1.7 million to the UK RIP in 2012.
•SIP – We expect to contribute approximately $0.8 million to the SIP during 2012.
•Postretirement medical plan – We expect to contribute approximately $0.8 million to the postretirement medical plan during 2012.

We have $455 million of outstanding borrowings under our credit facility revolver at a current annual interest rate of 1.75%. The credit facility has a five-year term ending in January 2016.

Recent Accounting Pronouncements

Please refer to Note 2 to the Consolidated Financial Statements in this Form 10-K for a discussion of recent accounting pronouncements and their anticipated effect on our business.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

As of November 30, 2011, we had no investments other than cash and cash equivalents and therefore we were not exposed to material interest rate risk on investments.

Our term loan is subject to variable interest rates. In April and June of 2011, we entered into four-year interest rate derivative contracts that swap variable interest rates for fixed on $100 million of the term loan. Our credit facility borrowings are also subject to variable interest rates. A hypothetical 10% adverse movement in interest rates related to the term loan, credit facility borrowings, or derivative contracts would have resulted in an increase of approximately $1.4 million in interest expense.

Foreign Currency Exchange Rate Risk

Our consolidated financial statements are expressed in U.S. dollars, but a portion of our business is conducted in currencies other than U.S. dollars. Changes in the exchange rates for such currencies into U.S. dollars can affect our revenues, earnings, and the carrying values of our assets and liabilities in our consolidated balance sheet, either positively or negatively. Fluctuations in foreign currency rates increased (decreased) our revenues by $16.1 million, $6.1 million, and $(36.8) million for the years ended November 30, 2011, 2010, and 2009, respectively, and increased (decreased) our operating income by $1.4 million, $1.1 million, and $(5.1) million for the same respective periods. The translation effects of changes in exchange rates in our consolidated balance sheet are recorded within the cumulative translation adjustment component of our stockholders’ equity. In 2011, we recorded cumulative translation loss of $7 million, reflecting changes in exchange rates of various currencies compared to the U.S. dollar.

A 10% change in the currencies that we are primarily exposed to would have impacted our 2011 revenue and operating income by approximately $37.6 million and $4.4 million, respectively. Approximately 69% of total revenue was earned in subsidiaries with the U.S. dollar as the functional currency.

Credit Risk

We are exposed to credit risk associated with cash equivalents, foreign currency and interest rate derivatives, and trade receivables. We do not believe that our cash equivalents or foreign currency and interest rate derivatives present significant credit risks because the counterparties to the instruments consist of major financial institutions that are financially sound or have been capitalized by the U.S. government, and we manage the notional amount of contracts entered into with any one counterparty. Substantially all trade receivable balances are unsecured. The concentration of credit risk with respect to trade receivables is limited by the large number of customers in our customer base and their dispersion across various industries and geographic areas. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of IHS Inc.

We have audited the accompanying consolidated balance sheets of IHS Inc. (the Company) as of November 30, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended November 30, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IHS Inc. at November 30, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2011, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company has elected to change its method of accounting for actuarial gains and losses and the calculation of the market-related value of plan assets related to its pension and other postretirement benefit plans during the fourth quarter of the year ended November 30, 2011.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), IHS Inc.'s internal control over financial reporting as of November 30, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 23, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young

Denver, Colorado
January 23, 2012

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2011, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of November 30, 2011.

Our management's evaluation did not include assessing the effectiveness of internal control over financial reporting at Seismic Micro-Technology (SMT), which was acquired on August 10, 2011. SMT was included in our consolidated financial statements and constituted $557.8 million and $523.2 million of total and net assets, respectively, as of November 30, 2011, and $27.2 million and $6.6 million of revenues and net income, respectively, for the year then ended. The net income generated by the SMT business includes amortization expense related to the acquired intangible assets and interest expense related to borrowings made to effect the acquisition.

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

Date: January 23, 2012

/s/ Jerre L. Stead
Jerre L. Stead
Chairman and Chief Executive Officer

/s/ Richard Walker
Richard Walker
Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of IHS Inc.

We have audited IHS Inc.'s internal control over financial reporting as of November 30, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). IHS Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Seismic Micro-Technology which was acquired by IHS Inc. on August 10, 2011, which is included in the 2011 consolidated financial statements of IHS Inc. and constituted $557.8 million and $523.2 million of total and net assets, respectively, as of November 30, 2011 and $27.2 million and $6.6 million of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of IHS Inc. also did not include an evaluation of the internal control over financial reporting of Seismic Micro-Technology.

In our opinion, IHS Inc. maintained, in all material respects, effective internal control over financial reporting as of November 30, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of IHS Inc. as of November 30, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended November 30, 2011 and our report dated January 23, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young

Denver, Colorado
January 23, 2012

IHS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per-share amounts)

	As of	As of
	November 30, 2011	November 30, 2010
Assets
Current assets:
Cash and cash equivalents	$234,685	$200,735
Accounts receivable, net	326,009	256,552
Income tax receivable	25,194	—
Deferred subscription costs	43,136	41,449
Deferred income taxes	45,253	33,532
Other	23,801	20,466
Total current assets	698,078	552,734
Non-current assets:
Property and equipment, net	128,418	93,193
Intangible assets, net	514,949	384,568
Goodwill, net	1,722,312	1,120,830
Other	9,280	4,377
Total non-current assets	2,374,959	1,602,968
Total assets	$3,073,037	$2,155,702
Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$144,563	$19,054
Accounts payable	32,428	35,854
Accrued compensation	57,516	51,233
Accrued royalties	26,178	24,338
Other accrued expenses	69,000	51,307
Income tax payable	—	4,350
Deferred revenue	487,172	392,132
Total current liabilities	816,857	578,268
Long-term debt	658,911	275,095
Accrued pension liability	59,460	25,104
Accrued postretirement benefits	9,200	10,056
Deferred income taxes	123,895	73,586
Other liabilities	19,985	17,512
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.01 par value per share, 160,000,000 shares authorized, 67,527,344 and 66,250,283 shares issued, and 65,121,884 and 64,248,547 shares outstanding at November 30, 2011 and November 30, 2010, respectively	675	662
Additional paid-in capital	636,440	541,108
Treasury stock, at cost: 2,405,460 and 2,001,736 shares at November 30, 2011 and 2010, respectively	(133,803)	(101,554)
Retained earnings	930,619	795,204
Accumulated other comprehensive loss	(49,202)	(59,339)
Total stockholders’ equity	1,384,729	1,176,081
Total liabilities and stockholders’ equity	$3,073,037	$2,155,702
See accompanying notes.

IHS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per-share amounts)

	Year Ended November 30,
	2011	2010	2009
Revenue:
Products	$1,151,091	$935,082	$836,402
Services	174,547	122,660	117,297
Total revenue	1,325,638	1,057,742	953,699
Operating expenses:
Cost of revenue:
Products	464,138	372,592	331,173
Services	94,354	74,379	69,996
Total cost of revenue (includes stock-based compensation expense of $3,680; $3,633; and $2,564 for the years ended November 30, 2011, 2010, and 2009, respectively)	558,492	446,971	401,169
Selling, general and administrative (includes stock-based compensation expense of $82,514; $62,841; and $54,548 for the years ended November 30, 2011, 2010, and 2009, respectively)	453,481	358,012	332,518
Depreciation and amortization	88,039	59,474	49,146
Restructuring charges (credits)	1,242	9,022	(735)
Acquisition-related costs	8,000	—	—
Gain on sales of assets, net	—	—	(365)
Net periodic pension and postretirement expense	44,995	10,587	11,896
Other income, net	(1,079)	(453)	(412)
Total operating expenses	1,153,170	883,613	793,217
Operating income	172,468	174,129	160,482
Interest income	862	655	1,088
Interest expense	(11,346)	(2,036)	(2,217)
Non-operating expense, net	(10,484)	(1,381)	(1,129)
Income from continuing operations before income taxes	161,984	172,748	159,353
Provision for income taxes	(26,695)	(39,231)	(34,350)
Income from continuing operations	135,289	133,517	125,003
Income from discontinued operations, net	126	4,223	3,012
Net income	135,415	137,740	128,015
Less: Net income attributable to noncontrolling interests	—	—	(2,144)
Net income attributable to IHS Inc.	$135,415	$137,740	$125,871

Basic earnings per share:
Income from continuing operations attributable to IHS Inc.	$2.08	$2.09	$1.95
Income from discontinued operations, net	—	0.07	0.05
Net income attributable to IHS Inc.	$2.09	$2.15	$2.00
Weighted average shares used in computing basic earnings per share	64,938	63,964	63,055

Diluted earnings per share:
Income from continuing operations attributable to IHS Inc.	$2.06	$2.06	$1.92
Income from discontinued operations, net	—	0.07	0.05
Net income attributable to IHS Inc.	$2.06	$2.13	$1.97
Weighted average shares used in computing diluted earnings per share	65,716	64,719	63,940
See accompanying notes.

IHS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended November 30,
	2011	2010	2009
Operating activities:
Net income	$135,415	$137,740	$128,015
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	88,039	59,474	49,146
Stock-based compensation expense	86,194	66,474	57,112
Gain on sales of assets	—	—	(365)
Excess tax benefit from stock-based compensation	(9,943)	(5,024)	(13,072)
Non-cash net periodic pension and postretirement expense	44,648	9,598	10,172
Deferred income taxes	(1,683)	(5,699)	12,783
Change in assets and liabilities:
Accounts receivable, net	(35,137)	(37,886)	19,476
Other current assets	(1,508)	(2,565)	205
Accounts payable	(4,302)	3,017	(13,280)
Accrued expenses	5,267	(800)	(13,334)
Income tax payable	(9,082)	6,547	(2,606)
Deferred revenue	43,757	36,268	712
Other liabilities	385	(956)	(270)
Net cash provided by operating activities	342,050	266,188	234,694
Investing activities:
Capital expenditures on property and equipment	(54,340)	(31,836)	(27,739)
Acquisitions of businesses, net of cash acquired	(730,058)	(334,514)	(125,379)
Intangible assets acquired	(2,985)	—	(5,300)
Change in other assets	(5,687)	(186)	1,501
Settlements of forward contracts	(168)	(424)	830
Proceeds from sales of assets and investment in affiliate	—	—	2,049
Net cash used in investing activities	(793,238)	(366,960)	(154,038)
Financing activities:
Proceeds from borrowings	954,031	245,000	179,000
Repayment of borrowings	(444,775)	(43,300)	(183,297)
Payment of debt issuance costs	(6,326)	—	—
Excess tax benefit from stock-based compensation	9,992	5,024	13,072
Proceeds from the exercise of employee stock options	2,144	1,320	2,112
Repurchases of common stock	(32,249)	(26,442)	(10,480)
Net cash provided by financing activities	482,817	181,602	407
Foreign exchange impact on cash balance	2,321	(4,296)	12,098
Net increase in cash and cash equivalents	33,950	76,534	93,161
Cash and cash equivalents at the beginning of the period	200,735	124,201	31,040
Cash and cash equivalents at the end of the period	$234,685	$200,735	$124,201

See accompanying notes.

IHS INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

	Shares of Class A Common Stock	Class A Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at November 30, 2008	62,802	$641	$408,007	$(64,632)	$531,593	$(74,554)	$801,055
Stock-based award activity	482	7	58,156	(10,480)	—	—	47,683
Excess tax benefit on vested shares	—	—	6,628	—	—	—	6,628
Net income attributable to IHS Inc.	—	—	—	—	125,871	—	125,871
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	—	41,681	41,681
Net pension liability adjustment	—	—	—	—	—	(9,240)	(9,240)
Comprehensive income, net of tax	—	—	—	—	—	—	158,312
Balance at November 30, 2009	63,284	$648	$472,791	$(75,112)	$657,464	$(42,113)	$1,013,678
Stock-based award activity	965	14	64,746	(26,442)	—	—	38,318
Excess tax benefit on vested shares	—	—	3,571	—	—	—	3,571
Net income attributable to IHS Inc.	—	—	—	—	137,740	—	137,740
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	—	(18,079)	(18,079)
Net pension liability adjustment	—	—	—	—	—	853	853
Comprehensive income, net of tax	—	—	—	—	—	—	120,514
Balance at November 30, 2010	64,249	$662	$541,108	$(101,554)	$795,204	$(59,339)	$1,176,081
Stock-based award activity	873	13	85,389	(32,249)	—	—	53,153
Excess tax benefit on vested shares	—	—	9,943	—	—	—	9,943
Net income	—	—	—	—	135,415	—	135,415
Other comprehensive income, net of tax:
Unrealized losses on hedging activities	—	—	—	—	—	(1,918)	(1,918)
Foreign currency translation adjustments	—	—	—	—	—	6,667	6,667
Net pension liability adjustment, net of tax	—	—	—	—	—	5,388	5,388
Comprehensive income, net of tax	—	—	—	—	—	—	145,552
Balance at November 30, 2011	65,122	$675	$636,440	$(133,803)	$930,619	$(49,202)	$1,384,729
See accompanying notes.

IHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business

We are a leading source of information and insight in critical areas that shape today's business landscape, including energy and power; design and supply chain; defense, risk and security; environmental, health and safety (EHS) and sustainability; country and industry forecasting; and commodities, pricing and cost. Businesses and governments in more than 165 countries around the globe rely on the comprehensive content, expert independent analysis and flexible delivery methods of IHS to make high-impact decisions and develop strategies with speed and confidence. IHS has been in business since 1959, incorporated in the State of Delaware in 1994, and became a publicly traded company on the New York Stock Exchange in 2005. Headquartered in Englewood, Colorado, USA, IHS employs more than 5,500 people in more than 30 countries around the world.

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

Our business has seasonal aspects. Our fourth quarter typically generates our highest quarterly levels of revenue and profit. Conversely, our first quarter generally has our lowest levels of revenue and profit. These trends have been further amplified by the product mix from recent acquisitions, which generate a larger proportion of their sales in the fourth quarter. We also have event-driven seasonality in our business; for instance, CERAWeek, an annual energy executive gathering, is held during our second quarter. Another example is the triennial release of the Boiler Pressure Vessel Code (BPVC) engineering standard, which generates revenue for us predominantly in the third quarter of every third year. The BPVC benefit most recently occurred in the third quarter of 2010.

2.	Significant Accounting Policies

Fiscal Year End
Our fiscal year ends on November 30 of each year. References herein to individual years mean the year ended November 30. For example, 2011 means the year ended November 30, 2011.

Consolidation Policy
The consolidated financial statements include the accounts of all wholly-owned and majority-owned and controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates have been made in areas that include revenue recognition, valuation of long-lived and intangible assets and goodwill, income taxes, pension and postretirement benefits, and stock-based compensation. Actual results could differ from those estimates.

Concentration of Credit Risk
We are exposed to credit risk associated with cash equivalents, foreign currency and interest rate derivatives, and trade receivables. We do not believe that our cash equivalents or investments present significant credit risks because the counterparties to the instruments consist of major financial institutions that are financially sound or have been capitalized by the U.S. government and we manage the notional amount of contracts entered into with any counterparty. Substantially all trade receivable balances are unsecured. The concentration of credit risk with respect to trade receivables is limited by the large number of customers in our customer base and their dispersion across various industries and geographic areas. We perform ongoing credit evaluations of our customers and maintain an allowance for probable credit losses. The allowance is based upon management’s assessment of known credit risks as well as general industry and economic conditions. Specific accounts receivable are written-off upon notification of bankruptcy or once it is determined the account is significantly past due and collection efforts are unsuccessful.

Fair Value of Financial Instruments
The carrying values of our financial instruments, including cash, accounts receivable, accounts payable, and short-term and long-term debt, approximate their fair value.

Financial instruments included in pension plan assets are stated at fair value, and are categorized into the following fair value hierarchy:

Level 1 – Quoted prices (unadjusted) for identical assets or liabilities in active markets that are accessible as of the measurement date.

Level 2 – Inputs other than quoted prices within Level 1 that are observable either directly or indirectly, including but not limited to quoted prices in markets that are not active, quoted prices in active markets for similar assets or liabilities, and observable inputs other than quoted prices such as interest rates or yield curves.

Level 3 – Unobservable inputs reflecting our own assumptions about the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk.

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

In certain locations, we use dealers to distribute our Critical Information and Insight. Revenue for products sold through dealers is recognized as follows:

•For subscription-based services, revenue is recognized ratably as delivered to the end user over the subscription period.
•For non-subscription-based products, revenue is recognized upon delivery to the dealer.

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

Software
We are beginning to sell more software products and maintenance contracts as a result of recent acquisitions. In addition to meeting the standard revenue recognition criteria described above, software license revenue must also meet the requirement that vendor-specific objective evidence (“VSOE”) of the fair value of undelivered elements exists. As a significant portion of our software licenses are sold in multiple-element arrangements that include either maintenance or, in more limited circumstances, both maintenance and professional services, we use the residual method to determine the amount of license revenue to be recognized. Under the residual method, consideration is allocated to undelivered elements based upon VSOE of the fair value of those elements, with the residual of the arrangement fee allocated to and recognized as license revenue. We recognize license revenue upon delivery, with maintenance revenue recognized ratably over the maintenance period, usually one to three years. We have established VSOE of the fair value of maintenance through independent maintenance renewals, which demonstrate a consistent relationship of pricing maintenance as a percentage of the discounted or undiscounted license list price. VSOE of the fair value of professional services is established based on daily rates when sold on a stand-alone basis.

Multiple-element arrangements
Occasionally, we may execute contracts with customers which contain multiple offerings. In our business, multiple-element arrangements refer to contracts with separate fees for subscription offerings, decision-support tools, maintenance, and/or related services. We have established separate units of accounting as each offering is primarily sold on a stand-alone basis. Using the relative selling price method, we allocate the fair value of each element of the arrangement based generally on stand-alone sales of these products and services, and then recognize the elements of the contract as follows:

•Subscription offerings and license fees are recognized ratably over the license period as long as there is an associated licensing period or a future obligation. Otherwise, revenue is recognized upon delivery.
•For non-subscription offerings of a multiple-element arrangement, the revenue is generally recognized for each element in the period in which delivery of the product to the customer occurs, completion of services occurs or, for post-contract support, ratably over the term of the maintenance period.
•In some instances, customer acceptance is required for consulting services rendered. For those transactions, the service revenue component of the arrangement is recognized in the period that customer acceptance is obtained.

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

Finite-lived intangible assets
Identifiable intangible assets with finite lives are generally amortized on a straight-line basis over their respective lives, as follows:

Information databases	5	to	15	years
Customer relationships	2	to	15	years
Non-compete agreements	1	to	5	years
Developed computer software	3	to	10	years
Other	3	to	15	years

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

Goodwill
We test goodwill for impairment on a reporting unit level. A reporting unit is a group of businesses (i) for which discrete financial information is available and (ii) that have similar economic characteristics. We test goodwill for impairment using the following two-step approach:

•We first determine the fair value of each reporting unit. If the fair value of a reporting unit is less than its carrying value, this is an indicator that the goodwill assigned to that reporting unit might be impaired, which requires performance of the second step. We determine the fair value of our reporting units based on projected future discounted cash flows, which, in turn, are based on our views of uncertain variables such as growth rates, anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. There were no deficiencies in reporting unit fair values versus carrying values in the fiscal years ended November 30, 2011, 2010, and 2009.

•If necessary, in the second step, we allocate the fair value of the reporting unit to the assets and liabilities of the reporting unit as if it had just been acquired in a business combination and as if the purchase price was equivalent to the fair value of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is referred to as the implied fair value of goodwill. We then compare that implied fair value of the reporting unit’s goodwill to the carrying value of that goodwill. If the implied fair value is less than the carrying value, we recognize an impairment loss for the deficiency.

Income Taxes
Deferred income taxes are provided using tax rates enacted for periods of expected reversal on all temporary differences. Temporary differences relate to differences between the book and tax basis of assets and liabilities, principally intangible assets, property and equipment, deferred revenue, pension and other postretirement benefits, accruals, and stock-based compensation. Valuation allowances are established to reduce deferred tax assets to the amount that will more likely than not be realized. To the extent that a determination is made to establish or adjust a valuation allowance, the expense or benefit is recorded in the period in which the determination is made.

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

Pension and Other Postretirement Benefits
During the fourth quarter of 2011, we changed our method of accounting for actuarial gains and losses related to our pension and other postretirement benefit plans. Historically, we have recognized actuarial gains and losses as a component of stockholders' equity in the consolidated balance sheet. These gains and losses were amortized into operating results over the average remaining service period of active plan participants (or the average remaining life expectancy when all or almost all plan participants are inactive), to the extent such gains and losses were outside a corridor. The corridor amount is equivalent to

10% of the greater of the market-related value of plan assets or the plan's benefit obligation at the beginning of the year. Under the new method, the net actuarial gains or losses in excess of the corridor will be recognized immediately in our operating results during the fourth quarter of each fiscal year (or upon any remeasurement date), as we believe it is preferable to accelerate the recognition of deferred gains and losses into income rather than to delay such recognition. This change is designed to reduce complexity in our operating results by more quickly recognizing the effects of economic and interest rate conditions on plan obligations, investments, and assumptions. Additionally, for the U.S. Retirement Income Plan, we will no longer use a calculated value for the market-related value of plan assets that reflects changes in the fair value of plan assets over five years, but instead will use the actual fair value of plan assets at the measurement date. This change aligns the method of computing the market-related value of plan assets for the U.S. Retirement Income Plan with the method used for our other funded plan. We have applied these changes retrospectively, adjusting all prior periods presented.

The cumulative effect of the change on retained earnings as of December 1, 2008, was a reduction of $52.6 million, with an offset to accumulated other comprehensive income (OCI). The table below shows the impacts of all adjustments made to the financial statements as a result of the change in accounting (in thousands, except for per share amounts):

	Historical Accounting Method *	As Adjusted	Effect of Change
At November 30, 2010 or for the year ended
Net periodic pension and postretirement expense	$4,784	$10,587	$5,803
Income from continuing operations before income tax	178,551	172,748	(5,803)
Provision for income taxes	(41,460)	(39,231)	2,229
Net income	141,315	137,740	(3,575)
Basic earnings per share	2.21	2.15	(0.06)
Diluted earnings per share	2.18	2.13	(0.05)

Retained earnings	860,497	795,204	(65,293)
Accumulated other comprehensive loss	(124,632)	(59,339)	65,293

At November 30, 2009 or for the year ended
Net periodic pension and postretirement expense (income)	$(2,684)	$11,896	$14,580
Income from continuing operations before income tax	173,933	159,353	(14,580)
Provision for income taxes	(39,839)	(34,350)	5,489
Net income attributable to IHS Inc.	134,963	125,871	(9,092)
Basic earnings per share	2.14	2.00	(0.14)
Diluted earnings per share	2.11	1.97	(0.14)

Retained earnings	719,182	657,464	(61,718)
Accumulated other comprehensive loss	(103,831)	(42,113)	61,718
* Represents previously reported amounts, as adjusted for discontinued operations presentation (see Note 11).

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

Impairment of Long-Lived Assets
We review the carrying amounts of long-lived assets to determine whether current events or circumstances warrant adjustment to such carrying amounts annually. A long-lived asset with a finite life is considered to be impaired if its carrying value exceeds the estimated future undiscounted cash flows to be derived from it. Any impairment is measured by the amount that the carrying value of such assets exceeds their fair value, primarily based on estimated discounted cash flows. Considerable management judgment is necessary to estimate the fair value of assets. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value, less cost to sell.

Stock-Based Compensation
All share-based payments to employees, including restricted stock unit and stock option grants, are recognized in the income statement based on their fair values. In addition, we estimate forfeitures at the grant date. Compensation cost is recognized based on the number of awards expected to vest. There will be adjustments in future periods if actual forfeitures differ from our estimates. Our forfeiture rate is based upon historical experience as well as anticipated employee turnover considering certain qualitative factors. We amortize the value of nonvested share awards to expense over the vesting period on a straight-line basis. For awards with performance conditions, an evaluation is made each quarter as to the likelihood of the performance criteria being met. Compensation expense is then adjusted to reflect the number of shares expected to vest and the cumulative vesting period met to date. For stock options, we estimate the fair value of awards on the date of grant using the Black-Scholes pricing model. We amortize the value of stock options to expense over the vesting period on a straight-line basis.

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

In September 2011, the FASB issued guidance on testing goodwill for impairment that will become effective for us in the first quarter of 2013; however, early adoption is permitted. Under the new guidance, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the entity determines that this threshold is not met, then performing the two-step impairment test is unnecessary. We are currently evaluating whether we will elect to use this new qualitative approach to impairment testing.

3.	Business Combinations

During the year ended November 30, 2011, we completed the following acquisitions, among others:

ODS-Petrodata (Holdings) Ltd. (ODS-Petrodata). On April 16, 2011, we acquired ODS-Petrodata for approximately $75 million in cash, net of cash acquired. ODS-Petrodata is a premier provider of data, information, and market intelligence to the offshore energy industry. We expect that the ODS-Petrodata products and services will extend our offerings to the upstream energy sector through provision of high quality data and research across the range of critical, high-value offshore markets such as drilling rigs, marine and seismic vessels and field development operations.

Dyadem International, Ltd. (Dyadem). On April 26, 2011, we acquired Dyadem for approximately $49 million in cash, net of cash acquired. Dyadem is a market leader in Operational Risk Management and Quality Risk Management solutions. We expect that the acquisition of Dyadem will provide our customers with software solutions that will help them achieve regulatory compliance and business continuity.

Chemical Market Associates, Inc. (CMAI). On May 2, 2011, we acquired CMAI for approximately $73 million in cash, net of cash acquired. CMAI is a leading provider of market and business advisory services for the worldwide petrochemical, specialty chemicals, fertilizer, plastics, fibers, and chlor-alkali industries. We expect that CMAI’s comprehensive information and analysis will add to our event-driven supply-chain information strategy and that CMAI's price discovery and analysis business will broaden our commodities and cost information capabilities.

Seismic Micro-Technology (SMT). On August 10, 2011, we acquired SMT for approximately $502 million in cash, net of cash acquired. SMT is a global leader in Windows-based exploration and production software, and its solutions are used by geoscientists worldwide to evaluate potential reservoirs and plan field development. As a result of the acquisition, we expect to provide a more robust, valuable, and integrated solution set of information, software, and insight to support our energy customers worldwide.

Purvin & Gertz. On November 10, 2011, we acquired Purvin & Gertz for approximately $29 million in cash, net of cash acquired. Purvin & Gertz is a well-established global advisory and market research firm that provides technical, commercial and strategic advice to international clients in the petroleum refining, natural gas, natural gas liquids, crude oil and petrochemical industries. We expect that this acquisition will enhance the focused, actionable analysis and deep industry knowledge of our product and service portfolio that is critical to senior executives and other key decision makers.

The following table summarizes the initial purchase price allocation, net of acquired cash, for all acquisitions completed in 2011 (in thousands):

	SMT	ODS-Petrodata	CMAI	All others	Total
Assets:
Current assets	$19,752	$5,468	$6,222	$15,233	$46,675
Property and equipment	2,302	851	1,799	2,363	7,315
Intangible assets	105,310	21,960	34,170	33,233	194,673
Goodwill	437,768	61,375	62,577	50,093	611,813
Other long-term assets	—	1,440	—	135	1,575
Total assets	565,132	91,094	104,768	101,057	862,051
Liabilities:
Current liabilities	5,105	2,208	5,762	12,044	25,119
Deferred revenue	17,403	9,709	15,646	6,404	49,162
Deferred taxes	40,547	3,681	10,041	2,758	57,027
Other long-term liabilities	—	335	178	172	685
Total liabilities	63,055	15,933	31,627	21,378	131,993
Purchase price	$502,077	$75,161	$73,141	$79,679	$730,058

We have included revenue and expenses from acquisition operations in the appropriate geographic segment from the date of each respective acquisition. The acquisitions have contributed $80.3 million of revenue for the year ended November 30, 2011, and $7.8 million of income from continuing operations for the same period.

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

	Year Ended November 30,
Supplemental pro forma financial information (Unaudited)	2011	2010
	(in thousands, except for per share amounts)
Total revenue	$1,428,411	$1,209,437
Income from continuing operations	$139,146	$122,891
Diluted earnings per share	$2.12	$1.90

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

The purchase prices for these 2009 acquisitions, excluding acquired cash and including acquisition-related costs, were initially allocated as follows (in thousands):

	Prime *	ESS	LogTech	Total
Assets:
Current assets	$5,597	$3,988	$145	$9,730
Property and equipment	553	669	36	1,258
Intangible assets	29,625	16,850	1,508	47,983
Goodwill	104,175	49,450	2,393	156,018
Other long-term assets	—	32	—	32
Total assets	139,950	70,989	4,082	215,021
Liabilities:
Current liabilities	10,487	11,358	839	22,684
Deferred taxes	6,973	378	185	7,536
Other long-term liabilities	2,253	127	—	2,380
Total liabilities	19,713	11,863	1,024	32,600
Purchase price	$120,237	$59,126	$3,058	$182,421
* Includes cumulative purchase price for the 50% interest acquired in 2008 and the remaining 50% interest acquired in 2009. Individual purchase prices are impacted by foreign currency fluctuation.

4.	Accounts Receivable

Our accounts receivable balance consists of the following as of November 30, 2011 and 2010 (in thousands):

	2011	2010
Accounts receivable	$330,309	$259,576
Less: Accounts receivable allowance	(4,300)	(3,024)
Accounts receivable, net	$326,009	$256,552

We record an accounts receivable allowance when it is probable that the accounts receivable balance will not be collected. The amounts comprising the allowance are based upon management’s estimates and historical collection trends. The activity in our accounts receivable allowance consists of the following as of November 30, 2011, 2010, and 2009, respectively (in thousands):

	2011	2010	2009
Balance at beginning of year	$3,024	$4,511	$4,790
Provision for bad debts	2,666	987	2,663
Recoveries and other additions	2,289	1,674	1,249
Write-offs and other deductions	(3,679)	(4,148)	(4,191)
Balance at end of year	$4,300	$3,024	$4,511

5.	Property and Equipment

Property and equipment consists of the following as of November 30, 2011 and 2010 (in thousands):

	2011	2010
Land, buildings and improvements	$88,714	$76,941
Machinery and equipment	149,410	128,293
	238,124	205,234
Less: Accumulated depreciation	(109,706)	(112,041)
	$128,418	$93,193

Depreciation expense was approximately $23.8 million, $18.7 million, and $15.1 million for the years ended November 30, 2011, 2010, and 2009, respectively.

6.	Intangible Assets

The following table presents details of our intangible assets, other than goodwill (in thousands):

	As of	November 30, 2011		As of	November 30, 2010
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Information databases	$259,524	$(105,078)	$154,446	$237,888	$(80,870)	$157,018
Customer relationships	210,940	(43,468)	167,472	132,878	(28,533)	104,345
Non-compete agreements	8,515	(5,754)	2,761	9,551	(5,934)	3,617
Developed computer software	123,566	(25,718)	97,848	52,258	(15,926)	36,332
Other	27,667	(5,958)	21,709	14,944	(3,218)	11,726
Total	$630,212	$(185,976)	$444,236	$447,519	$(134,481)	$313,038
Intangible assets not subject to amortization:
Trademarks	69,539	—	69,539	70,366	—	70,366
Perpetual licenses	1,174	—	1,174	1,164	—	1,164
Total intangible assets	$700,925	$(185,976)	$514,949	$519,049	$(134,481)	$384,568

Intangible asset amortization expense was $64.2 million, $40.7 million, and $34.0 million for the years ended November 30, 2011, 2010, and 2009, respectively. Estimated future amortization expense related to intangible assets held as of November 30, 2011 is as follows:

Year	Amount (in thousands)
2012	$76,454
2013	68,519
2014	57,325
2015	52,857
2016	47,529
Thereafter	141,552

Changes in intangible assets in both 2011 and 2010 were primarily the result of acquisitions (see Note 3) and to a lesser extent, foreign currency exchange rate fluctuations.

7.	Derivatives

In April and June 2011, to mitigate interest rate exposure on our outstanding credit facility debt, we entered into two interest rate derivative contracts that effectively swap $100 million of floating rate debt for fixed rate debt at a 3.30% weighted average interest rate, which rate includes the current credit facility spread. Both of these interest rate swaps expire in July 2015. Because the terms of the swaps and the variable rate debt coincide, we do not expect any ineffectiveness. We have designated and accounted for these instruments as cash flow hedges, with changes in fair value being deferred in accumulated other comprehensive loss in the consolidated balance sheets.

Since our swaps are not listed on an exchange, we have evaluated fair value by reference to similar transactions in active markets; consequently, we have classified the swaps within Level 2 of the fair value measurement hierarchy. As of November 30, 2011, the fair market value of our swaps was a loss of $3.1 million, and the current mark-to-market loss position is recorded in other liabilities in the consolidated balance sheets.

8.	Debt

On January 5, 2011, we entered into a $1.0 billion syndicated bank credit agreement (collectively, the Credit Facility). On October 11, 2011, we amended the Credit Facility to increase the total facility from $1.0 billion to $1.276 billion. The facility consists of a $351 million term loan and a $925 million revolver. All borrowings under the Credit Facility are unsecured. The loan and revolver included in the Credit Facility have a five-year term ending in January 2016. The interest rates for borrowings under the amended Credit Facility will be the applicable LIBOR plus 1.00% to 1.75%, depending upon our Leverage Ratio, which is defined as the ratio of Consolidated Funded Indebtedness to rolling four-quarter Consolidated Earnings Before Interest Expense, Taxes, Depreciation and Amortization (EBITDA), as defined in the Credit Facility. A commitment fee on any unused balance is payable periodically and ranges from 0.15% to 0.30% based upon our Leverage Ratio. The Credit Facility contains certain financial and other covenants, including a maximum Leverage Ratio and a maximum Interest Coverage Ratio, as defined in the Credit Facility.

As of November 30, 2011, we were in compliance with all of the covenants in the Credit Facility and had $455 million of outstanding borrowings under the revolver at a current annual interest rate of 1.75% and approximately $346 million of outstanding borrowings under the term loan at a current weighted average annual interest rate of 1.80%. We have classified $330 million of revolver borrowings as long-term and $125 million as short-term based upon our current estimate of expected repayments for the next twelve months. Short-term debt also includes $18 million of scheduled term loan principal repayments over the next twelve months. We had approximately $0.5 million of outstanding letters of credit under the agreement as of November 30, 2011.

Maturities of outstanding borrowings under the term loan as of November 30, 2011 are as follows (in thousands):

2012	$17,539
2013	35,078
2014	70,156
2015	210,469
2016	13,154
$346,396

Our debt as of November 30, 2011 also included approximately $2 million of non-interest bearing notes that were issued to the sellers of Prime Publications Limited, a company that we purchased in 2008. These notes are due upon demand and are therefore recorded in short-term debt in the consolidated balance sheets.

As of November 30, 2010, we were still operating under our 2007 amended and restated credit agreement, which had a $385 million credit facility. We also had approximately $3.9 million of non-interest bearing notes associated with the Prime acquisition as of that date.

9.	Restructuring Charges (Credits)

Net restructuring charges (credits) were $1.2 million, $9.0 million, and $(0.7) million for the years ended November 30, 2011, 2010, and 2009, respectively. The 2010 and 2011 restructuring charges are described below. The 2009 restructuring credit related to a revision of estimate from a 2008 restructuring initiative.

During the third quarter of 2010, we announced various plans to streamline operations and merge functions. As a result, we reduced our aggregate workforce by approximately 3% and consolidated several locations. The changes primarily affected the Americas and EMEA segments.
The restructuring charge that we recorded in 2010 consisted of direct and incremental costs associated with restructuring and related activities, including severance, outplacement and other employee related benefits; facility closures and relocations; and legal expenses associated with employee terminations incurred during the quarter. The entire $9.1 million restructuring charge was recorded during the third quarter of 2010, offset by a $0.1 million restructuring credit in the second quarter of 2010. Approximately $7.7 million of the charge related to our Americas segment and $1.3 million pertained to our EMEA segment, with the remainder in APAC.

In the second quarter of 2011, we recorded an additional $0.7 million of net restructuring costs in the Americas segment, which represented a revision to our third quarter 2010 estimate of cost to exit space in one of our facilities, partially offset by favorable resolution of employee severance costs. In the fourth quarter of 2011, we recorded $0.5 million of restructuring charges for severance costs associated with the consolidation of positions in the EMEA segment to our recently established accounting and customer care Centers of Excellence locations.

The following table shows the 2010 and 2011 restructuring activity and provides a reconciliation of the restructuring liability as of November 30, 2011:

	Employee Severance and Other Termination Benefits	Contract Termination Costs	Other	Total
	(In thousands)
Balance at November 30, 2009	$—	$—	$—	$—
Add: Restructuring costs incurred *	8,024	972	108	9,104
Less: Amount paid	(6,738)	(850)	(61)	(7,649)
Balance at November 30, 2010	1,286	122	47	1,455
Add: Restructuring costs incurred	540	—	—	540
Revision to prior estimates	(394)	1,143	(47)	702
Less: Amount paid	(892)	(1,265)	—	(2,157)
Balance at November 30, 2011	$540	$—	$—	$540
* Excludes $0.1 million restructuring credit as discussed above.

As of November 30, 2011, the entire remaining $0.5 million liability was in the EMEA segment and is expected to be paid in 2012.

10.	Acquisition-related Costs

During the year ended November 30, 2011, we incurred $8.0 million in costs to complete acquisitions and to leverage synergies from recent business combinations. As a result of these activities, we eliminated approximately 40 positions and closed one of the acquired offices. The changes only affected the Americas and EMEA segments.
The acquisition-related charges that we have recorded consist of direct and incremental costs associated with severance, outplacement, and other employee-related benefits; facility closure and other contract termination costs; and legal, investment banking, due diligence, and valuation service fees associated with the recent acquisitions that were incurred during the year ended November 30, 2011. Approximately $7.6 million of the charge related to our Americas segment and $0.4 million pertained to our EMEA segment.

The following table shows the composition of 2011 charges and provides a reconciliation of the related accrued liability as of November 30, 2011:

	Employee Severance and Other Termination Benefits	Contract Termination Costs	Other	Total
	(In thousands)
Balance at November 30, 2010	$—	$—	$—	$—
Add: Costs incurred	4,318	706	2,976	8,000
Less: Amount paid	(2,699)	(237)	(2,791)	(5,727)
Balance at November 30, 2011	$1,619	$469	$185	$2,273

As of November 30, 2011, the remaining $2.3 million liability was in the Americas segment, and is expected to be paid in 2012.

11.	Discontinued Operations

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

During the fourth quarter of 2011, we discontinued operations of a small print-and-advertising business focused on a narrow, declining market. The abandonment of this business included certain intellectual property. We also discontinued a minor government-services business during that period.

Operating results of these discontinued operations for the years ended November 30, 2011, 2010, and 2009, respectively, were as follows (in thousands):

	2011	2010	2009
Revenue	$6,938	$17,718	$13,601

Income from discontinued operations before income taxes	347	6,742	4,753
Tax expense	(221)	(2,519)	(1,741)
Income from discontinued operations, net	$126	$4,223	$3,012

12.	Income Taxes

The amounts of income from continuing operations before income taxes and noncontrolling interests by U.S. and foreign jurisdictions for the years ended November 30, 2011, 2010, and 2009, respectively, is as follows (in thousands):

	2011	2010	2009
U.S.	$(1,786)	$14,682	$16,607
Foreign	163,770	158,066	142,746
	$161,984	$172,748	$159,353

The provision for income tax expense (benefit) from continuing operations for the years ended November 30, 2011, 2010, and 2009, respectively, is as follows (in thousands):

	2011	2010	2009
Current:
U.S.	$1,988	$16,348	$2,571
Foreign	23,974	25,516	15,652
State	2,416	3,066	3,422
Total current	28,378	44,930	21,645
Deferred:
U.S.	355	(2,475)	13,195
Foreign	(1,444)	(2,898)	(558)
State	(594)	(326)	68
Total deferred	(1,683)	(5,699)	12,705
Provision for income taxes	$26,695	$39,231	$34,350

The following table presents the reconciliation of the provision for income taxes to the U.S. statutory tax rate for the years ended November 30, 2011, 2010, and 2009, respectively (in thousands):

	2011	2010	2009
Statutory U.S. federal income tax	$56,694	$60,461	$55,773
State income tax, net of federal benefit	873	1,295	2,326
Foreign rate differential	(34,385)	(31,918)	(33,230)
Effect of U.K. tax rate change	(1,735)	(693)	—
U.S. tax on dividends from foreign affiliates, net of foreign tax credits (FTCs)	1,438	11,972	10,873
Valuation allowance	342	(690)	(1,519)
Change in reserves	744	27	(177)
Other	2,724	(1,223)	304
Income tax expense	$26,695	$39,231	$34,350
Effective tax rate expressed as a percentage of pre-tax earnings	16.5%	22.7%	21.6%

Undistributed earnings of our foreign subsidiaries were approximately $278 million at November 30, 2011. Those earnings are considered to be indefinitely reinvested, and do not include earnings from certain subsidiaries which are considered distributed. Accordingly, no provision for U.S. federal and state income taxes has been provided for those earnings. If we were to repatriate those earnings, in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexity associated with the hypothetical calculation.

The significant components of deferred tax assets and liabilities as of November 30, 2011 and 2010 are as follows (in thousands):

	2011	2010
Deferred tax assets:
Accruals and reserves	$9,669	$6,875
Deferred revenue	5,423	2,658
Depreciation	2,025	1,596
Pension and postretirement benefits	2,490	14,717
Tax credits	6,073	4,995
Restructuring reserves	755	570
Deferred stock-based compensation	26,947	23,146
Loss carryforwards	30,581	22,436
Other	4,879	3,064
Gross deferred tax assets	88,842	80,057
Valuation allowance	(2,825)	(2,667)
Realizable deferred tax assets	86,017	77,390
Deferred tax liabilities:
Intangibles	(164,659)	(117,444)
Gross deferred tax liabilities	(164,659)	(117,444)
Net deferred tax liability	$(78,642)	$(40,054)

As of November 30, 2011, we had loss carryforwards for tax purposes totaling approximately $90.4 million, comprised of $67.2 million of U.S. net operating loss carryforwards, $4.8 million U.S. capital-loss carryforwards, and $18.3 million of foreign loss carryforwards, all of which will be available to offset future taxable income. If not used, the U.S. net operating loss carryforwards will begin to expire in 2018, the U.S. capital loss carryforwards will expire in 2012, and the foreign tax loss carryforwards generally may be carried forward indefinitely. The U.S. net operating loss carryforwards increased as a result of the CMAI acquisition, whose carryforwards begin to expire in 2029, and recording additional iSuppli carryforwards. The U.S.

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

As of November 30, 2011, we had approximately $5.0 million of foreign tax credit (FTC) carryforwards and approximately $0.4 million of research and development (R&D) credit carryforwards, both of which will be available to offset future U.S. tax liabilities. If not used, the FTC carryforwards will expire between 2016 and 2021, and the R&D credit carryforwards will expire between 2026 and 2027. We believe that it is more likely than not that we will realize our FTC and R&D tax credit assets.

The valuation allowance for deferred tax assets increased by $0.1 million in 2011. The increase is primarily attributable to certain deferred tax assets from acquisitions.

We have provided what we believe to be an appropriate amount of tax for items that involve interpretation of the tax law. However, events may occur in the future that will cause us to reevaluate our current reserves and may result in an adjustment to the reserve for taxes.

A summary of the activities associated with our reserve for unrecognized tax benefits, interest and penalties follows (in thousands):

	Unrecognized Tax Benefits	Interest and Penalties
Balance at November 30, 2010	$1,523	$192
Additions:
Current year tax positions	298	—
Prior year tax positions	741	—
Associated with interest	—	62
Decreases:
Lapse of statute of limitations	(151)	(15)
Prior year tax positions	(261)	—
Settlements	(174)	—
Balance at November 30, 2011	$1,976	$239

As of November 30, 2011, the total amount of unrecognized tax benefits was $2.2 million, of which $0.2 million related to interest and penalties. We include accrued interest and accrued penalties related to amounts accrued for unrecognized tax benefits in our provision for income taxes.

It is reasonably possible that we will experience a $0.4 million decrease in the reserve for unrecognized tax benefits within the next twelve months. We would experience this decrease in relation to uncertainties associated with closing of statutes.

We (or our subsidiaries) file income tax returns in the U.S. federal, various U.S. state, and foreign jurisdictions. The tax years that remain subject to examination are as follows:

Jurisdiction	Years Under Examination	Additional Open Years
U.S. Federal	2008-2010	2004-2005, 2008-2010
United Kingdom	—	2008-2010
Canada	—	2007-2010
Switzerland	—	2008-2010

The years under examination relate to pre-acquisition tax years of recently acquired companies. The 2004 and 2005 U.S.

tax returns were amended in November 2010 to carry back a portion of the capital loss; as such, these tax years are open for examination of the items changed.

13.	Pensions and Postretirement Benefits

Defined Benefit Plans

We sponsor a non-contributory, defined-benefit retirement plan (the U.S. RIP) for all of our U.S. employees with at least one year of service. We also have a frozen defined-benefit pension plan (the U.K. RIP) that covers certain employees of a subsidiary based in the United Kingdom. We also have an unfunded Supplemental Income Plan (SIP), which is a non-qualified pension plan, for certain U.S. employees who earn over a federally stipulated amount. Benefits for all three plans are generally based on years of service and either average or cumulative base compensation. Plan funding strategies are influenced by employee benefit laws and tax laws. The U.K. RIP includes a provision for employee contributions and inflation-based benefit increases for retirees.

During 2011, we made a number of changes to the U.S. RIP strategy. We settled retiree obligations by purchasing annuities for the retiree population from a third-party insurer, which resulted in a significant reduction of our overall plan liability. We changed our pension plan investment strategy to better match remaining pension assets with our remaining pension obligations. We accelerated plan funding by contributing approximately $65.0 million to the plan in December 2011, the first month of our fiscal 2012. Approximately $57 million of this contribution allowed us to bring all deficit funding current through November 30, 2011 and pay fees and expenses associated with the third-party annuity contracts, with the remaining $8 million used to fund estimated 2012 pension costs.

In the first quarter of fiscal 2012, we also made the decision to close the U.S. RIP to new participants effective January 1, 2012.

During 2010, the Company approved a plan design change for the U.S. RIP that was effective March 1, 2011. This change is considered to be a prospective plan amendment pursuant to existing pension accounting guidance. Accordingly, we reflected the modification to the U.S. RIP within the November 30, 2010 balance sheet, which resulted in a $5.3 million reduction in liability that will be amortized over the remaining average future working lifetime of the employee group, which is approximately six years.

In 2010, we also made the decision to discontinue future benefit accruals under the U.K. RIP, which resulted in a $0.8 million reduction of liability because of the curtailment.

As of November 30, 2011, the U.S. RIP plan assets consist primarily of fixed-income securities, with a moderate amount of equity securities, which reflects the change to our investment strategy. As of November 30, 2010, the U.S. RIP plan assets consisted primarily of equity securities, with smaller holdings of bonds and other assets. The U.K. RIP plan assets consist primarily of equity securities, with smaller holdings of bonds and other assets. Equity assets are diversified between international and domestic investments, with additional diversification in the domestic category through allocations to large-cap, mid-cap, and growth and value investments.

The U.S. RIP’s established investment policy seeks to align the expected rate of return with the discount rate, while allowing for some equity variability to allow for upside market potential that would strengthen the overall asset position of the plan. The U.K. RIP’s established investment policy is to match the liabilities for active and deferred members with equity investments and match the liabilities for pensioner members with fixed-income investments. Asset allocations are subject to ongoing analysis and possible modification as basic capital market conditions change over time (interest rates, inflation, etc.).

The following table compares target asset allocation percentages with actual asset allocations at the end of 2011:

	U.S. RIP Assets		U.K. RIP Assets
	Target Allocations	Actual Allocations	Target Allocations	Actual Allocations
Fixed Income	75%	75%	45%	43%
Equities	25%	23%	55%	48%
Alternatives/Other	—%	2%	—%	9%

Investment return assumptions for both plans have been determined by obtaining independent estimates of expected long-

term rates of return by asset class and applying the returns to assets on a weighted-average basis.

As discussed above, we contributed approximately $65.0 million to the U.S. RIP in early fiscal 2012. We expect to contribute $1.7 million to the U.K. RIP and $0.8 million to the SIP during 2012.

The following table provides the expected benefit payments for our pension plans (in thousands):

	U.S. RIP	U.K. RIP	SIP	Total
2012	$11,857	$895	$831	$13,583
2013	11,932	921	739	13,592
2014	10,055	950	694	11,699
2015	8,659	978	677	10,314
2016	8,581	1,008	667	10,256
2017-2021	38,485	5,421	3,063	46,969

Please refer to Note 2 for a discussion of accounting changes related to our pension and other postretirement benefit plans.

Our net periodic pension expense (income) for the pension plans was comprised of the following (in thousands):

	Year Ended November 30, 2011
	U.S. RIP	U.K. RIP	SIP	Total
Service costs incurred	$8,438	$108	$140	$8,686
Interest costs on projected benefit obligation	11,877	1,928	394	14,199
Expected return on plan assets	(16,391)	(2,317)	—	(18,708)
Amortization of prior service cost	(1,343)	—	(6)	(1,349)
Amortization of transitional obligation	—	—	40	40
Settlements	21,299	—	—	21,299
Special termination benefits	—	—	60	60
Fourth quarter expense recognition of actuarial loss in excess of corridor	20,535	—	—	20,535
Net periodic pension expense (income)	$44,415	$(281)	$628	$44,762

	Year Ended November 30, 2010
	U.S. RIP	U.K. RIP	SIP	Total
Service costs incurred	$8,015	$644	$213	$8,872
Interest costs on projected benefit obligation	11,971	1,780	415	14,166
Expected return on plan assets	(16,040)	(2,135)	—	(18,175)
Amortization of prior service cost	(473)	—	44	(429)
Amortization of transitional obligation	—	—	40	40
Fourth quarter expense recognition of actuarial loss in excess of corridor	8,735	—	—	8,735
Net periodic pension expense	$12,208	$289	$712	$13,209

	Year Ended November 30, 2009
	U.S. RIP	U.K. RIP	SIP	Total
Service costs incurred	$6,912	$525	$233	$7,670
Interest costs on projected benefit obligation	12,921	1,585	490	14,996
Expected return on plan assets	(14,826)	(1,730)	—	(16,556)
Amortization of prior service cost	(473)	—	44	(429)
Amortization of transitional obligation (asset)	(229)	—	40	(189)
Settlements	—	—	53	53
Fourth quarter expense recognition of actuarial loss in excess of corridor	8,407	484	—	8,891
Net periodic pension expense	$12,712	$864	$860	$14,436

The changes in the projected benefit obligation, plan assets and the funded status of the pension plans were as follows (in thousands):

	November 30, 2011
	U.S. RIP	U.K. RIP	SIP	Total
Change in projected benefit obligation:
Net benefit obligation at November 30, 2010	$225,776	$33,939	$7,534	$267,249
Service costs incurred	8,438	108	140	8,686
Employee contributions	—	13	—	13
Interest costs on projected benefit obligation	11,877	1,928	394	14,199
Actuarial loss (gain)	32,573	(773)	197	31,997
Gross benefits paid	(13,386)	(1,291)	(564)	(15,241)
Special termination benefits	—	—	60	60
Settlement expense	(128,311)	—	—	(128,311)
Foreign currency exchange rate change	—	289	—	289
Net benefit obligation at November 30, 2011	$136,967	$34,213	$7,761	$178,941
Change in plan assets:
Fair value of plan assets at November 30, 2010	$208,506	$33,639	$—	$242,145
Actual return on plan assets	16,010	2,372	—	18,382
Employer contributions	—	1,756	564	2,320
Employee contributions	—	13	—	13
Gross benefits paid	(13,386)	(1,291)	(564)	(15,241)
Settlements	(128,311)	—	—	(128,311)
Foreign currency exchange rate change	—	173	—	173
Fair value of plan assets at November 30, 2011	$82,819	$36,662	$—	$119,481
Funded status:
Projected benefit obligation at November 30, 2011	$(136,967)	$(34,213)	$(7,761)	$(178,941)
Fair value of plan assets at November 30, 2011	82,819	36,662	—	119,481
Funded status - over (under) funded	$(54,148)	$2,449	$(7,761)	$(59,460)
Amounts recognized in the Consolidated Balance Sheets:
Accrued liability	$(54,148)	$2,449	$(7,761)	$(59,460)
Amounts in Accumulated Other Comprehensive Income not yet recognized as components of net periodic pension expense (income), pretax
Net prior service cost (benefit)	$(6,839)	$—	$(35)	$(6,874)
Net actuarial loss (gain)	13,697	1,298	340	15,335
Net transitional obligation (asset)	—	—	199	199
Total not yet recognized	$6,858	$1,298	$504	$8,660

	November 30, 2010
	U.S. RIP	U.K. RIP	SIP	Total
Change in projected benefit obligation:
Net benefit obligation at November 30, 2009	$211,879	$35,545	$7,399	$254,823
Service costs incurred	8,015	644	213	8,872
Employee contributions	—	209	—	209
Interest costs on projected benefit obligation	11,971	1,780	415	14,166
Actuarial loss	12,740	(874)	131	11,997
Gross benefits paid	(13,541)	(755)	(507)	(14,803)
Plan amendment	(5,288)	—	(117)	(5,405)
Settlement expense	—	(751)	—	(751)
Foreign currency exchange rate change	—	(1,859)	—	(1,859)
Net benefit obligation at November 30, 2010	$225,776	$33,939	$7,534	$267,249
Change in plan assets:
Fair value of plan assets at November 30, 2009	$203,403	$32,226	$—	$235,629
Actual return on plan assets	18,644	1,830	—	20,474
Employer contributions	—	1,833	507	2,340
Employee contributions	—	209	—	209
Gross benefits paid	(13,541)	(755)	(507)	(14,803)
Foreign currency exchange rate change	—	(1,704)	—	(1,704)
Fair value of plan assets at November 30, 2010	$208,506	$33,639	$—	$242,145
Funded status:
Projected benefit obligation at November 30, 2010	$(225,776)	$(33,939)	$(7,534)	$(267,249)
Fair value of plan assets at November 30, 2010	208,506	33,639	—	242,145
Funded status - underfunded	$(17,270)	$(300)	$(7,534)	$(25,104)
Amounts recognized in the Consolidated Balance Sheets:
Accrued liability	$(17,270)	$(300)	$(7,534)	$(25,104)
Amounts in Accumulated Other Comprehensive Income not yet recognized as components of net periodic pension expense (income), pretax
Net prior service cost (benefit)	$(8,182)	$—	$(42)	$(8,224)
Net actuarial loss (gain)	22,578	2,076	143	24,797
Net transitional obligation (asset)	—	—	239	239
Total not yet recognized	$14,396	$2,076	$340	$16,812

Amortization Amounts Expected to be Recognized in Net Periodic Pension and Postretirement Expense (Income) during Fiscal Year Ending November 30, 2012, pretax (in thousands):

	U.S. RIP	U.K. RIP	SIP	Total
Amortization of transitional obligation	$—	$—	$40	$40
Amortization of net prior service cost (benefit)	(1,343)	—	(7)	(1,350)

Pension expense (income) is actuarially calculated annually based on data available at the beginning of each year. We determine the expected return on plan assets by multiplying the expected long-term rate of return on assets by the market-related value of plan assets. The market-related value of plan assets is the fair value of plan assets. Assumptions used in the actuarial calculation include the discount rate selected and disclosed at the end of the previous year as well as other assumptions detailed in the table below, for the years ended November 30:

	U.S. RIP		U.K. RIP		SIP
	2011	2010	2011	2010	2011	2010
Weighted-average assumptions as of year-end
Discount rate	5.30%	5.50%	5.00%	5.50%	5.30%	5.50%
Average salary increase rate	4.50%	4.50%	—%	—%	4.50%	4.50%
Expected long-term rate of return on assets	6.25%	8.25%	6.00%	6.50%	—%	—%

Fair Value Measurements

Financial instruments included in plan assets carried at fair value as of November 30, 2011 and 2010 and measured at fair value on a recurring basis are classified as follows (in thousands):

	2011				2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest-bearing cash	$—	$5,494	$—	$5,494	$—	$2,702	$—	$2,702
Corporate common stocks	—	—	—	—	135,832	—	—	135,832
Collective trust funds:
Fixed income funds	—	77,416	—	77,416	—	75,007	—	75,007
Equity funds	—	36,571	—	36,571	—	18,501	—	18,501
Insurance company pooled separate account	—	—	—	—	—	—	10,103	10,103
	$—	$119,481	$—	$119,481	$135,832	$96,210	$10,103	$242,145

As part of our change in investment strategy, we exited the insurance company pooled separate account investment and our positions in corporate common stocks in 2011.

Postretirement Benefits

We sponsor a contributory postretirement medical plan. The plan grants access to group rates for retiree-medical coverage for all U.S. employees who leave IHS after age 55 with at least 10 years of service. Additionally, IHS subsidizes the cost of coverage for retiree-medical coverage for certain grandfathered employees. The IHS subsidy is capped at different rates per month depending on individual retirees’ Medicare eligibility.

The obligation under our plan was determined by the application of the terms of medical and life insurance plans together with relevant actuarial assumptions. Effective 2006, IHS does not provide prescription drug coverage for Medicare-eligible retirees except through a Medicare Advantage fully insured option; therefore our liability does not reflect any impact of the Medicare Modernization Act Part D subsidy. The discount rate used in determining the accumulated postretirement benefit obligation was 5.30% and 5.50% at November 30, 2011, and 2010, respectively.

Our net periodic postretirement expense (income) and changes in the related projected benefit obligation were as follows (in thousands):

	Year Ended November 30,
	2011	2010	2009
Service costs incurred	$29	$48	$57
Interest costs	529	559	632
Amortization of prior service cost (1)	(325)	(3,229)	(3,229)
Net periodic postretirement expense (income)	$233	$(2,622)	$(2,540)

	November 30, 2011	November 30, 2010
Change in projected postretirement benefit obligation:
Postretirement benefit obligation at beginning of year	$10,056	$9,914
Service costs	29	48
Interest costs	529	559
Actuarial (gain) loss	(680)	403
Benefits paid	(734)	(868)
Postretirement benefit obligation at end of year	$9,200	$10,056
Unfunded status	(9,200)	(10,056)
Amounts recognized in the Consolidated Balance Sheets:
Accrued liability	$(9,200)	$(10,056)
Amounts in Accumulated Other Comprehensive Income not yet recognized as components of net periodic pension expense (income), pretax
Net prior service benefit	$—	$(325)
Net actuarial loss	287	967
Total not yet recognized	$287	$642
Amortization amounts expected to be recognized in net periodic pension and postretirement expense (income) during fiscal year ending November 30, 2012, pretax
Amortization of transitional obligation	$—
Amortization of net prior service benefit	$—

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

The following table provides the expected cash outflows for our postretirement benefit plan (in thousands):

2012	$830
2013	827
2014	812
2015	796
2016	769
2017-2021	3,474

A one-percentage-point change in assumed health-care-cost-trend rates would have no effect on service cost, interest cost, or the postretirement benefit obligation as of November 30, 2011 because the IHS subsidy is capped.

Defined Contribution Plan

Employees of certain subsidiaries may participate in defined contribution plans. Benefit expense relating to these plans was approximately $7.9 million, $6.9 million, and $5.4 million for 2011, 2010, and 2009, respectively.

14.	Stock-based Compensation

As of November 30, 2011, we had one stock-based compensation plan: the Amended and Restated IHS Inc. 2004 Long-Term Incentive Plan (LTIP). The LTIP provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares, cash-based awards, other stock based awards and covered employee annual incentive awards. The 2004 Directors Stock Plan, a sub-plan under our LTIP provides for the grant of restricted stock and restricted stock units to non-employee directors as defined in that plan. We believe that such awards better align the interests of our employees and non-employee directors with those of our stockholders. We have authorized a maximum of 14.75 million shares. As of November 30, 2011, the number of shares available for future grant was 4.7 million.

Total unrecognized compensation expense related to all nonvested awards was $108.6 million as of November 30, 2011, with a weighted-average recognition period of approximately 1.0 years.

Restricted Stock Units (RSUs). RSUs typically vest from one to three years, and are generally subject to either cliff vesting or graded vesting. RSUs do not have nonforfeitable rights to dividends or dividend equivalents. The fair value of RSUs is based on the fair value of our common stock on the date of grant. We amortize the value of these awards to expense over the vesting period on a straight-line basis. For performance-based RSUs, an evaluation is made each quarter about the likelihood that the performance criteria will be met. As the number of performance-based RSUs expected to vest increases or decreases, compensation expense is also adjusted up or down to reflect the number of RSUs expected to vest and the cumulative vesting period met to date. For all RSUs, we estimate forfeitures at the grant date and recognize compensation cost based on the number of awards expected to vest. There may be adjustments in future periods if the likelihood of meeting performance criteria changes or if actual forfeitures differ from our estimates. Our forfeiture rate is based upon historical experience as well as anticipated employee turnover considering certain qualitative factors.

The following table summarizes RSU activity for the year ended November 30, 2011:

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands)
Balances, November 30, 2010	2,732	$48.40
Granted	1,615	$80.91
Vested	(1,225)	$55.98
Forfeited	(224)	$59.63
Balances, November 30, 2011	2,898	$66.74

The total fair value of RSUs that vested during the year ended November 30, 2011 was $98.3 million based on the weighted-average fair value on the vesting date.

Stock Options. Option awards are generally granted with an exercise price equal to the fair market value of our stock at the date of grant. All outstanding options were fully vested as of November 30, 2011, with 8-year contractual terms. No options were granted in the years ended November 30, 2011, 2010, and 2009.

The following table summarizes changes in outstanding stock options during the years ended November 30, 2011, 2010, and 2009, as well as options that are vested and expected to vest and stock options exercisable at November 30, 2011 and 2010:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at November 30, 2009	200	$35.96
Granted	—	—
Exercised	(38)	$34.27
Forfeited	—	—
Outstanding at November 30, 2010	162	$36.36	4.1	5,825
Vested and expected to vest at November 30, 2010	162	$36.36	4.1	5,825
Exercisable at November 30, 2010	162	$36.36	4.1	5,825

Outstanding at November 30, 2010	162	$36.36
Granted	—	—
Exercised	(62)	$34.31
Forfeited	—	—
Outstanding at November 30, 2011	100	$37.65	3.2	5,048
Vested and expected to vest at November 30, 2011	100	$37.65	3.2	5,048
Exercisable at November 30, 2011	100	$37.65	3.2	5,048

The aggregate intrinsic value amounts in the table above represent the difference between the closing prices of our common stock on November 30, 2010 and 2011, which were $72.32 and $88.38, respectively, and the exercise price, multiplied by the number of in-the-money stock options as of the same date. This represents the amounts that would have been received by the stock option holders if they had all exercised their stock options on the respective year-end date. In future periods, the intrinsic value will change depending on fluctuations in our stock price. The total intrinsic value of stock options exercised during the year ended November 30, 2011, was $2.9 million.

Stock-based compensation expense for the years ended November 30, 2011, 2010, and 2009, respectively, was as follows (in thousands):

	2011	2010	2009

Cost of revenue	$3,680	$3,633	$2,564
Selling, general and administrative	82,514	62,841	54,548
Total stock-based compensation expense	$86,194	$66,474	$57,112

Total income tax benefits recognized for stock-based compensation arrangements were as follows (in thousands):

	2011	2010	2009
Income tax benefits	$30,502	$24,215	$21,131

No stock-based compensation cost was capitalized during the years ended November 30, 2011, 2010, or 2009.

15.	Commitments and Contingencies

Commitments

Rental charges in 2011, 2010, and 2009 approximated $31.1 million, $27.5 million and $29.3 million, respectively. Minimum rental commitments under non-cancelable operating leases in effect at November 30, 2011, are as follows (in thousands):

2012	$30,906
2013	26,978
2014	22,906
2015	20,170
2016	18,704
2017 and thereafter	43,711
$163,375

We also had outstanding letters of credit and bank guarantees in the aggregate amount of approximately $1.7 million and $2.1 million at November 30, 2011 and 2010, respectively.

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

Litigation

From time to time, we are involved in litigation, most of which is incidental to our business. In our opinion, no litigation to which we currently are a party is likely to have a material adverse effect on our results of operations or financial condition.

16.	Common Stock and Earnings per Share

Basic EPS is computed on the basis of the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common shares.

Weighted average common shares outstanding for the years ended November 30, 2011, 2010, and 2009, respectively, were calculated as follows (in thousands):

	2011	2010	2009
Weighted average common shares outstanding:
Shares used in basic EPS calculation	64,938	63,964	63,055
Effect of dilutive securities:
Restricted stock units	733	612	797
Stock options and other stock-based awards	45	143	88
Shares used in diluted EPS calculation	65,716	64,719	63,940

Share Buyback Programs
During 2006, our board of directors approved a program to reduce the dilutive effects of employee equity grants, by allowing employees to surrender shares back to the Company for a value equal to their minimum statutory tax liability. We then pay the statutory tax on behalf of the employee. For the year ended November 30, 2011, we accepted 403,724 shares surrendered by employees under the tax withholding program for approximately $32.2 million, or $79.89 per share.

In March 2011, to more fully offset the dilutive effect of our employee equity programs, our board of directors approved a plan authorizing us to buy back up to one million shares per year in the open market. We may execute on this program at our discretion, balancing dilution offset with other investment opportunities of the business, including acquisitions. This plan does not have an expiration date. No shares were repurchased under this plan during 2011.

17.	Other Comprehensive Income (Loss)

	Foreign currency translation adjustments	Net pension and OPEB liability adjustment	Net gain (loss) on hedging activities	Accumulated other comprehensive income (loss)
	(in thousands)
Balances, November 30, 2008	$(71,668)	$(2,886)	$—	$(74,554)
Foreign currency translation adjustments, net of tax	39,154	—	—	39,154
Net pension and OPEB liability adjustment	—	(13,922)	—	(13,922)
Foreign currency effect on pension	(164)	164	—	—
Tax benefit	2,527	4,682	—	7,209
Foreign currency effect on tax benefit	46	(46)	—	—
Balances, November 30, 2009	(30,105)	(12,008)	—	(42,113)
Foreign currency translation adjustments, net of tax	(16,691)	—	—	(16,691)
Net pension and OPEB liability adjustment	—	1,147	—	1,147
Foreign currency effect on pension	(195)	195	—	—
Tax provision	(1,388)	(294)	—	(1,682)
Foreign currency effect on tax benefit	88	(88)	—	—
Balances, November 30, 2010	(48,291)	(11,048)	—	(59,339)
Foreign currency translation adjustments, net of tax	6,667	—	—	6,667
Unrealized losses on hedging activities	—	—	(3,093)	(3,093)
Net pension and OPEB liability adjustment	—	8,524	—	8,524
Foreign currency effect on pension	18	(18)	—	—
Tax benefit (provision)	—	(3,136)	1,175	(1,961)
Foreign currency effect on tax benefit	(5)	5	—	—
Balances, November 30, 2011	$(41,611)	$(5,673)	$(1,918)	$(49,202)

18.	Supplemental Cash Flow Information

Net cash provided by operating activities reflects cash payments for interest and income taxes as shown below, for the years ended November 30, 2011, 2010, and 2009, respectively (in thousands):

	2011	2010	2009
Interest paid	$8,274	$1,422	$1,799
Income tax payments, net	$38,297	$38,877	$27,403

Cash and cash equivalents amounting to approximately $234.7 million and $200.7 million reflected on the consolidated balance sheets at November 30, 2011 and 2010, respectively, are maintained primarily in U.S. Dollars, Canadian Dollars, British Pounds, and Euros, and were subject to fluctuations in the currency exchange rate.

19.	Segment Information

We prepare our financial reports and analyze our business results within our three reportable geographic segments: Americas, EMEA, and APAC. We evaluate segment performance primarily at the revenue and operating profit level for each of these three segments. We also evaluate revenues by transaction type and information domain.

As our APAC operations have evolved, the management structure of the region has also evolved and now includes responsibility for overseeing India. Accordingly, we have included India's 2011 results in the APAC geographic segment, and we have reclassified India's 2010 and 2009 results from EMEA to APAC.

Information about the operations of our three segments is set forth below. Our Chairman and Chief Executive Officer is our chief operating decision maker, and he evaluates segment performance based primarily on revenue and operating profit of these three segments. In addition, he reviews revenue by transaction type and domain. The accounting policies of our segments are the same as those described in the summary of significant accounting policies (see Note 2).

No single customer accounted for 10% or more of our total revenue for the years ended November 30, 2011, 2010, and 2009. There are no material inter-segment revenues for any period presented. Certain corporate transactions are not allocated to the reportable segments, including such items as stock-based compensation expense, net periodic pension and postretirement expense, corporate-level impairments, and gain (loss) on sale of corporate assets.

	Americas	EMEA	APAC	Shared Services	Consolidated Total
	(In thousands)
Year Ended November 30, 2011
Revenue	$798,673	$384,441	$142,524	$—	$1,325,638
Operating income	224,699	82,314	44,452	(178,997)	172,468
Depreciation and amortization	68,285	17,369	172	2,213	88,039
Total Assets	2,105,105	760,538	101,184	106,210	3,073,037
Year Ended November 30, 2010
Revenue	$655,449	$304,375	$97,918	$—	$1,057,742
Operating income	197,146	66,363	32,601	(121,981)	174,129
Depreciation and amortization	41,884	15,257	154	2,179	59,474
Total Assets	1,350,520	657,384	62,955	84,843	2,155,702
Year Ended November 30, 2009
Revenue	$592,737	$279,379	$81,583	$—	$953,699
Operating income	188,399	56,148	27,118	(111,183)	160,482
Depreciation and amortization	31,750	14,927	115	2,354	49,146
Total Assets	943,769	595,178	62,244	74,397	1,675,588

The table below provides information about revenue and long-lived assets for the U.S. and individual material foreign countries for 2011, 2010, and 2009. Revenue by geographic area is generally based on the "ship to" location. Long-lived assets include net property and equipment; net intangible assets; and net goodwill.

	2011		2010		2009
(in thousands)	Revenue	Long-lived assets	Revenue	Long-lived assets	Revenue	Long-lived assets
United States	$686,435	$1,573,961	$552,594	$959,079	$499,486	$677,422
United Kingdom	251,075	411,720	241,717	378,850	218,974	386,213
Canada	166,568	204,932	81,401	161,504	74,513	95,361
Rest of world	221,560	175,066	182,030	99,158	160,726	101,339
Total	$1,325,638	$2,365,679	$1,057,742	$1,598,591	$953,699	$1,260,335

Revenue by transaction type was as follows:

(in thousands)	2011	2010	2009
Subscription revenue	$1,020,800	$835,322	$748,353
Consulting revenue	90,297	62,331	60,496
Transaction revenue	63,376	63,813	58,585
Other revenue	151,165	96,276	86,265
Total revenue	$1,325,638	$1,057,742	$953,699

Revenue by information domain was as follows:

(in thousands)	2011	2010	2009
Energy revenue	$571,782	$472,216	$448,797
Product Lifecycle (PLC) revenue	436,533	329,593	289,096
Security revenue	119,389	109,709	101,839
Environment revenue	98,934	61,015	33,193
Macroeconomic Forecasting and Intersection revenue	99,000	85,209	80,774
Total revenue	$1,325,638	$1,057,742	$953,699

Activity in our goodwill account was as follows:

(in thousands)	Americas	EMEA	APAC	Consolidated Total
Balance at November 30, 2009	$513,693	$308,973	$53,076	$875,742
Acquisitions	240,440	15,035	—	255,475
Adjustment to purchase price	288	(239)	—	49
Foreign currency translation	3,706	(14,142)	—	(10,436)
Balance at November 30, 2010	758,127	309,627	53,076	1,120,830
Acquisitions	500,986	77,353	33,474	611,813
Adjustment to purchase price	(14,928)	(167)	—	(15,095)
Foreign currency translation	1,984	2,780	—	4,764
Balance at November 30, 2011	$1,246,169	$389,593	$86,550	$1,722,312

The adjustment to purchase price in 2011 related primarily to deferred tax true-ups that we finalized for our 2010 acquisitions.

20.	Quarterly Results of Operations (Unaudited)

The following table summarizes certain quarterly results of operations (in thousands):

	Three Months Ended
	February 28	May 31	August 31	November 30
2011
Revenue	$293,143	$323,121	$338,718	$370,656
Cost of revenue	126,666	141,205	144,014	146,607
Net income	31,937	39,941	40,809	22,728
Earnings per share:
Basic	$0.50	$0.61	$0.63	$0.35
Diluted	$0.49	$0.61	$0.62	$0.34

2010
Revenue	236,156	261,547	267,212	292,827
Cost of revenue	102,671	110,090	112,912	121,298
Net income	27,284	38,933	35,018	36,505
Earnings per share:
Basic	$0.43	$0.61	$0.55	$0.57
Diluted	$0.42	$0.60	$0.54	$0.56

As discussed in Notes 2 and 11, we have adjusted all prior period amounts, including these quarterly results of operations, to reflect the change in pension and postretirement benefit accounting, as well as to reflect the impact of discontinued operations on those periods.

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

Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”). Our principal executive officer and our principal financial officer have chosen the COSO framework on which to base their assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of November 30, 2011.

Our independent registered public accounting firm has audited, and reported on, the effectiveness of our internal control over financial reporting. Management’s report and the independent registered public accounting firm’s report are included under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting,” respectively, in Item 8 of this Form 10-K and are incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item concerning our executive officers, directors, compliance with Section 16 of the Securities and Exchange Act of 1934, as amended, and our code of ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer is incorporated by reference to the information set forth in the sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and Board of Directors—Code of Conduct” in our Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than March 29, 2012, which is 120 days after the fiscal year ended November 30, 2011 (the “Proxy Statement”).

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Index of Financial Statements

The Financial Statements listed in the Index to Consolidated Financial Statements are filed as part of this report on Form 10-K (see Part II, Item 8 – Financial Statements and Supplementary Data).

(b)	Index of Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description
2.1**	Agreement and Plan of Merger by and among IHS Global Inc., Nirvana Sub Inc., and SMT Holding Corp., dated as of July 26, 2011
3.1***	Amended and Restated Certificate of Incorporation
3.2*	Amended and Restated Bylaws
4.1#	Form of Class A Common Stock Certificate
4.2#	Rights Agreement between IHS Inc. and Computershare Trust Company, Inc., as Rights Agent
4.3##	Amendment to Rights Agreement Designating American Stock Transfer & Trust as Rights Agent
10.1#	Amended and Restated IHS Inc. 2004 Long-Term Incentive Plan
10.2*	Amended and Restated IHS Inc. 2004 Directors Stock Plan
10.3#	IHS Inc. Employee Stock Purchase Plan
10.4#	IHS Inc. Supplemental Income Plan
10.5‡‡‡	Summary of Non-Employee Director Compensation
10.6#	Form of Indemnification Agreement between the Company and its Directors
10.7###	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Stock Option Award—Senior Executive Level
10.8###	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Stock Option Award—Executive Level
10.9###	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Restricted Stock Unit Award—Senior Executive Level
10.10###	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Restricted Stock Unit Award—Time-Based
10.11###	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Restricted Stock Unit Award—Performance-Based
10.12#	IHS Inc. 2004 Long-Term Incentive Plan, Form of Restricted Stock Unit Award—Performance-Based
10.13**	Termination Agreement by and between IHS Inc. and Michael Sullivan, dated August 10, 2011
10.14**	Release Agreement by and between IHS Inc. and Michael Sullivan, dated as of August 10, 2011
10.15**	Employment Agreement by and between IHS Inc. and Richard Walker, dated as of October 31, 2007
10.16**	Amendment to Employment Agreement by and between IHS Inc. and Richard Walker, dated as of October 22, 2009
10.17**	Amendment to Employment Agreement by and between IHS Inc. and Richard Walker, dated as of December 3, 2010
10.18†	Employment Agreement by and between IHS Inc. and Scott Key, dated as of October 31, 2007

10.19†	Amendment to Employment Agreement by and between IHS Inc. and Scott Key, dated as of October 22, 2009
10.20††	Amendment to Employment Agreement by and between IHS Inc. and Scott Key, dated as of December 3, 2010
10.21***	Employment Agreement by and between IHS Global Inc. and Daniel H. Yergin, dated as of July 2, 2010
10.22†††	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2010 Restricted Stock Unit Award—Performance-Based
10.23***	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2011 Restricted Stock Unit Award—Performance-Based
10.24‡
Credit Agreement by and among IHS Inc., and certain of its subsidiaries, and J.P. Morgan, Bank of America N.A., RBS Citizens, N.A., Wells Fargo Bank, National Association, and BBVA Compass dated as of January 5, 2011

10.25‡‡
First Amendment to Credit Agreement by and among IHS Inc., and certain of its subsidiaries, and J.P. Morgan, Bank of America N.A., RBS Citizens, N.A., Wells Fargo Bank, National Association, and BBVA Compass dated as of October 11, 2011

10.26*	Employment Agreement by and between IHS Inc. and Jane Okun, dated as of January 31, 2005
10.27*	Amendment to Employment Agreement by and between IHS Inc. and Jane Okun, dated as of November 5, 2007
10.28*	Amendment to Employment Agreement by and between IHS Inc. and Jane Okun-Bomba, dated as of October 22, 2009
10.29*	Amendment to Employment Agreement by and between IHS Inc. and Jane Okun-Bomba, dated as of December 3, 2010
18.1*	Letter Regarding Change in Accounting Principles from Ernst & Young LLP to the Board of Directors of IHS Inc.
21*	List of Subsidiaries of the Registrant
23*	Consent of Ernst & Young LLP
24*	Power of Attorney
31.1*	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act.
31.2*	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act.
32*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS‡‡‡‡	XBRL Instance Document

101.SCH‡‡‡‡	XBRL Taxonomy Extension Schema Document

101.CAL‡‡‡‡	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF‡‡‡‡	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB‡‡‡‡	XBRL Taxonomy Extension Label Linkbase Document

101.PRE‡‡‡‡	XBRL Taxonomy Extension Presentation Linkbase Document
 ___________________

*	Filed electronically herewith.
**	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended August 31, 2011, and incorporated herein by reference.
***
Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Quarterly Report on Form 10-K for the period ended November 30, 2010, and incorporated herein by reference.

#	Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement on Form S-1 (No. 333-122565) of the Registrant and incorporated herein by reference.
##	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the period ended November 30, 2008, and incorporated herein by reference.
###	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the period ended November 30, 2006, and incorporated herein by reference.
†	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the period ended November 30, 2009, and incorporated herein by reference.
††
Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended February 28, 2011, and incorporated herein by reference.

†††	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Periodic Report on Form 8-K dated December 10, 2010, and incorporated herein by reference.
‡	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Periodic Report on Form 8-K dated January 6, 2011, and incorporated herein by reference.
‡‡	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Periodic Report on Form 8-K dated October 13, 2011, and incorporated herein by reference.
‡‡‡	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Registration Statement on Form S-8 (No. 333-151082) and incorporated herein by reference.
‡‡‡‡
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IHS INC.

By:	/s/ Stephen Green
	Name:	Stephen Green
	Title:	Senior Vice President and General Counsel
	Date:	January 23, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on January 23, 2012.

Signature	Title

/s/ Jerre L. Stead	Chairman and Chief Executive Officer
Jerre L. Stead	(Principal Executive Officer)

/s/ Richard Walker	Executive Vice President and Chief Financial Officer
Richard Walker	(Principal Financial Officer)

/s/ Heather Matzke-Hamlin	Senior Vice President and Chief Accounting Officer
Heather Matzke-Hamlin	(Principal Accounting Officer)

*	Director
C. Michael Armstrong

*	Director
Ruann F. Ernst

*	Director
Brian H. Hall

*	Director
Roger Holtback

*	Director
Balakrishnan S. Iyer

*	Director
Michael Klein

*	Director
Richard W. Roedel

*	Director
Christoph v. Grolman

*By: /s/ Stephen Green
Stephen Green
Attorney-in-Fact