Form 10-K/A
period 2011-11-30
IHS Inc.
filed 2012-02-08
CIK 1316360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________
FORM 10-K/A
Amendment No. 1
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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended November 30, 2011, to amend the classification of revenue amounts by country for 2009, 2010, and 2011, as disclosed in the second table of Note 19 - Segment Information in Item 8 of Part II of the Annual Report.   These amended figures reflect our application of an updated methodology to better reflect the allocation of revenue by country.   The updated methodology does not impact our reported revenue by geographic segment or any other financial disclosure in our Annual Report on Form 10-K.  We believe that these changes are immaterial, both individually and in the aggregate, to the financial statements taken as a whole.
As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, certifications by our principal executive officer and principal financial officer for the 10-K are filed as exhibits to this Amendment.
This Amendment includes in its entirety Item 8 of Part II of the original Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 23, 2012, and no other information included in the original Annual Report on Form 10-K is amended.  This Amendment does not reflect events occurring after the filing of the original 10-K or modify or update those disclosures that may be affected by subsequent events.

PART II

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

/s/ Ernst & Young

Denver, Colorado
January 23, 2012,
except for Note 19, as to which the date is
February 8, 2012

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

	2011		2010		2009
(in thousands)	Revenue	Long-lived assets	Revenue	Long-lived assets	Revenue	Long-lived assets
United States	$675,105	$1,573,961	$560,091	$959,079	$508,519	$677,422
United Kingdom	261,436	411,720	214,173	378,850	197,307	386,213
Canada	100,536	204,932	80,749	161,504	68,650	95,361
Rest of world	288,561	175,066	202,729	99,158	179,223	101,339
Total	$1,325,638	$2,365,679	$1,057,742	$1,598,591	$953,699	$1,260,335

Revenue by transaction type was as follows:

(in thousands)	2011	2010	2009
Subscription revenue	$1,020,800	$835,322	$748,353
Consulting revenue	90,297	62,331	60,496
Transaction revenue	63,376	63,813	58,585
Other revenue	151,165	96,276	86,265
Total revenue	$1,325,638	$1,057,742	$953,699

Revenue by information domain was as follows:

(in thousands)	2011	2010	2009
Energy revenue	$571,782	$472,216	$448,797
Product Lifecycle (PLC) revenue	436,533	329,593	289,096
Security revenue	119,389	109,709	101,839
Environment revenue	98,934	61,015	33,193
Macroeconomic Forecasting and Intersection revenue	99,000	85,209	80,774
Total revenue	$1,325,638	$1,057,742	$953,699

Activity in our goodwill account was as follows:

(in thousands)	Americas	EMEA	APAC	Consolidated Total
Balance at November 30, 2009	$513,693	$308,973	$53,076	$875,742
Acquisitions	240,440	15,035	—	255,475
Adjustment to purchase price	288	(239)	—	49
Foreign currency translation	3,706	(14,142)	—	(10,436)
Balance at November 30, 2010	758,127	309,627	53,076	1,120,830
Acquisitions	500,986	77,353	33,474	611,813
Adjustment to purchase price	(14,928)	(167)	—	(15,095)
Foreign currency translation	1,984	2,780	—	4,764
Balance at November 30, 2011	$1,246,169	$389,593	$86,550	$1,722,312

The adjustment to purchase price in 2011 related primarily to deferred tax true-ups that we finalized for our 2010 acquisitions.

20.	Quarterly Results of Operations (Unaudited)

The following table summarizes certain quarterly results of operations (in thousands):

	Three Months Ended
	February 28	May 31	August 31	November 30
2011
Revenue	$293,143	$323,121	$338,718	$370,656
Cost of revenue	126,666	141,205	144,014	146,607
Net income	31,937	39,941	40,809	22,728
Earnings per share:
Basic	$0.50	$0.61	$0.63	$0.35
Diluted	$0.49	$0.61	$0.62	$0.34

2010
Revenue	236,156	261,547	267,212	292,827
Cost of revenue	102,671	110,090	112,912	121,298
Net income	27,284	38,933	35,018	36,505
Earnings per share:
Basic	$0.43	$0.61	$0.55	$0.57
Diluted	$0.42	$0.60	$0.54	$0.56

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

(b)	Index of Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description
2.1**	Agreement and Plan of Merger by and among IHS Global Inc., Nirvana Sub Inc., and SMT Holding Corp., dated as of July 26, 2011
3.1***	Amended and Restated Certificate of Incorporation
3.2‡	Amended and Restated Bylaws
4.1#	Form of Class A Common Stock Certificate
4.2#	Rights Agreement between IHS Inc. and Computershare Trust Company, Inc., as Rights Agent
4.3##	Amendment to Rights Agreement Designating American Stock Transfer & Trust as Rights Agent
10.1#	Amended and Restated IHS Inc. 2004 Long-Term Incentive Plan
10.2‡	Amended and Restated IHS Inc. 2004 Directors Stock Plan

10.3#	IHS Inc. Employee Stock Purchase Plan
10.4#	IHS Inc. Supplemental Income Plan
10.5‡‡‡	Summary of Non-Employee Director Compensation
10.6#	Form of Indemnification Agreement between the Company and its Directors
10.7###	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Stock Option Award—Senior Executive Level
10.8###	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Stock Option Award—Executive Level
10.9###	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Restricted Stock Unit Award—Senior Executive Level
10.10###	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Restricted Stock Unit Award—Time-Based
10.11###	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Restricted Stock Unit Award—Performance-Based
10.12#	IHS Inc. 2004 Long-Term Incentive Plan, Form of Restricted Stock Unit Award—Performance-Based
10.13**	Termination Agreement by and between IHS Inc. and Michael Sullivan, dated August 10, 2011
10.14**	Release Agreement by and between IHS Inc. and Michael Sullivan, dated as of August 10, 2011
10.15**	Employment Agreement by and between IHS Inc. and Richard Walker, dated as of October 31, 2007
10.16**	Amendment to Employment Agreement by and between IHS Inc. and Richard Walker, dated as of October 22, 2009
10.17**	Amendment to Employment Agreement by and between IHS Inc. and Richard Walker, dated as of December 3, 2010
10.18†	Employment Agreement by and between IHS Inc. and Scott Key, dated as of October 31, 2007
10.19†	Amendment to Employment Agreement by and between IHS Inc. and Scott Key, dated as of October 22, 2009
10.20††	Amendment to Employment Agreement by and between IHS Inc. and Scott Key, dated as of December 3, 2010
10.21***	Employment Agreement by and between IHS Global Inc. and Daniel H. Yergin, dated as of July 2, 2010
10.22†††	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2010 Restricted Stock Unit Award—Performance-Based
10.23***	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2011 Restricted Stock Unit Award—Performance-Based
10.24††††
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

10.26‡	Employment Agreement by and between IHS Inc. and Jane Okun, dated as of January 31, 2005
10.27‡	Amendment to Employment Agreement by and between IHS Inc. and Jane Okun, dated as of November 5, 2007
10.28‡	Amendment to Employment Agreement by and between IHS Inc. and Jane Okun-Bomba, dated as of October 22, 2009
10.29‡	Amendment to Employment Agreement by and between IHS Inc. and Jane Okun-Bomba, dated as of December 3, 2010
18.1‡	Letter Regarding Change in Accounting Principles from Ernst & Young LLP to the Board of Directors of IHS Inc.
21‡	List of Subsidiaries of the Registrant
23*	Consent of Ernst & Young LLP

24‡	Power of Attorney
31.1*	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act.
31.2*	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act.
32*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS‡‡‡‡	XBRL Instance Document

101.SCH‡‡‡‡	XBRL Taxonomy Extension Schema Document

101.CAL‡‡‡‡	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF‡‡‡‡	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB‡‡‡‡	XBRL Taxonomy Extension Label Linkbase Document

101.PRE‡‡‡‡	XBRL Taxonomy Extension Presentation Linkbase Document
 ___________________

*	Filed electronically herewith.
**	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended August 31, 2011, and incorporated herein by reference.
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

†††	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Periodic Report on Form 8-K dated December 10, 2010, and incorporated herein by reference.
††††	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Periodic Report on Form 8-K dated January 6, 2011, and incorporated herein by reference.
‡	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the period ended November 30, 2011, and incorporated herein by reference.
‡‡	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Periodic Report on Form 8-K dated October 13, 2011, and incorporated herein by reference.
‡‡‡	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Registration Statement on Form S-8 (No. 333-151082) and incorporated herein by reference.
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

IHS INC.

By:	/s/ Stephen Green
	Name:	Stephen Green
	Title:	Senior Vice President and General Counsel
	Date:	February 8, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 8, 2012.

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