Form 10-Q
period 2012-02-29
IHS Inc.
filed 2012-03-26
CIK 1316360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________
FORM 10-Q
  ___________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of February 29, 2012, there were 65,736,182 shares of our Class A Common Stock outstanding.

PART I.   FINANCIAL INFORMATION

Item 1.	Financial Statements
IHS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per-share amounts)

	As of	As of
	February 29, 2012	November 30, 2011
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$296,586	$234,685
Accounts receivable, net	354,259	326,009
Income tax receivable	41,193	25,194
Deferred subscription costs	51,874	43,136
Deferred income taxes	35,333	45,253
Other	27,931	23,801
Total current assets	807,176	698,078
Non-current assets:
Property and equipment, net	135,384	128,418
Intangible assets, net	499,129	514,949
Goodwill, net	1,731,135	1,722,312
Prepaid pension asset	11,512	—
Other	8,941	9,280
Total non-current assets	2,386,101	2,374,959
Total assets	$3,193,277	$3,073,037
Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$142,945	$144,563
Accounts payable	33,916	32,428
Accrued compensation	31,668	57,516
Accrued royalties	32,183	26,178
Other accrued expenses	66,884	69,000
Deferred revenue	571,983	487,172
Total current liabilities	879,579	816,857
Long-term debt	725,811	658,911
Accrued pension liability	6,959	59,460
Accrued postretirement benefits	9,158	9,200
Deferred income taxes	122,882	123,895
Other liabilities	20,183	19,985
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.01 par value per share, 160,000,000 shares authorized, 67,621,367 and 67,527,344 shares issued, and 65,736,182 and 65,121,884 shares outstanding at February 29, 2012 and November 30, 2011, respectively	676	675
Additional paid-in capital	626,482	636,440
Treasury stock, at cost: 1,885,185 and 2,405,460 shares at February 29, 2012 and November 30, 2011, respectively	(112,132)	(133,803)
Retained earnings	954,094	930,619
Accumulated other comprehensive loss	(40,415)	(49,202)
Total stockholders’ equity	1,428,705	1,384,729
Total liabilities and stockholders’ equity	$3,193,277	$3,073,037
See accompanying notes.

IHS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per-share amounts)

	Three Months Ended
	February 29, 2012	February 28, 2011
	(Unaudited)
Revenue:
Products	$297,981	$260,596
Services	44,762	32,547
Total revenue	342,743	293,143
Operating expenses:
Cost of revenue:
Products	124,822	108,040
Services	21,768	18,626
Total cost of revenue (includes stock-based compensation expense of $1,317 and $854 for the three months ended February 29, 2012 and February 28, 2011, respectively)	146,590	126,666
Selling, general and administrative (includes stock-based compensation expense of $32,603 and $21,244 for the three months ended February 29, 2012 and February 28, 2011, respectively)	125,176	101,772
Depreciation and amortization	26,301	18,201
Restructuring charges	7,485	—
Acquisition-related costs	867	3,306
Net periodic pension and postretirement expense	2,000	773
Other expense (income), net	(736)	505
Total operating expenses	307,683	251,223
Operating income	35,060	41,920
Interest income	172	185
Interest expense	(4,894)	(1,662)
Non-operating expense, net	(4,722)	(1,477)
Income from continuing operations before income taxes	30,338	40,443
Provision for income taxes	(6,863)	(8,719)
Income from continuing operations	23,475	31,724
Income from discontinued operations, net	—	213
Net income	$23,475	$31,937

Basic earnings per share:
Income from continuing operations	$0.36	$0.49
Income from discontinued operations, net	$—	$—
Net income	$0.36	$0.50
Weighted average shares used in computing basic earnings per share	65,515	64,485

Diluted earnings per share:
Income from continuing operations	$0.35	$0.48
Income from discontinued operations, net	$—	$—
Net income	$0.35	$0.49
Weighted average shares used in computing diluted earnings per share	66,451	65,415

See accompanying notes.

IHS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	February 29, 2012	February 28, 2011
	(Unaudited)
Operating activities:
Net income	$23,475	$31,937
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	26,301	18,201
Stock-based compensation expense	33,920	22,098
Excess tax benefit from stock-based compensation	(9,934)	(7,925)
Net periodic pension and postretirement expense	2,000	703
Pension and postretirement contributions	(65,883)	—
Deferred income taxes	8,566	8,606
Change in assets and liabilities:
Accounts receivable, net	(30,220)	(30,683)
Other current assets	(13,214)	(13,971)
Accounts payable	4,290	4,327
Accrued expenses	(22,279)	(24,365)
Income tax payable	(6,024)	(10,045)
Deferred revenue	81,672	80,385
Other liabilities	313	—
Net cash provided by operating activities	32,983	79,268
Investing activities:
Capital expenditures on property and equipment	(13,556)	(15,541)
Intangible assets acquired	—	(2,400)
Change in other assets	(242)	(547)
Settlements of forward contracts	(2,207)	(145)
Net cash used in investing activities	(16,005)	(18,633)
Financing activities:
Proceeds from borrowings	85,000	320,000
Repayment of borrowings	(20,447)	(315,832)
Payment of debt issuance costs	—	(6,302)
Excess tax benefit from stock-based compensation	9,934	7,925
Proceeds from the exercise of employee stock options	—	1,504
Repurchases of common stock	(28,436)	(21,504)
Net cash provided by (used in) financing activities	46,051	(14,209)
Foreign exchange impact on cash balance	(1,128)	4,516
Net increase in cash and cash equivalents	61,901	50,942
Cash and cash equivalents at the beginning of the period	234,685	200,735
Cash and cash equivalents at the end of the period	$296,586	$251,677

See accompanying notes.

IHS INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Shares of Class A Common Stock	Class A Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at November 30, 2011 (Audited)	65,122	$675	$636,440	$(133,803)	$930,619	$(49,202)	$1,384,729
Stock-based award activity	614	1	(19,892)	21,671	—	—	1,780
Excess tax benefit on vested shares	—	—	9,934	—	—	—	9,934
Net income	—	—	—	—	23,475	—	23,475
Other comprehensive income:
Unrealized losses on hedging activities	—	—	—	—	—	(229)	(229)
Foreign currency translation adjustments	—	—	—	—	—	9,016	9,016
Comprehensive income, net of tax	—	—	—	—	—	—	32,262
Balance at February 29, 2012	65,736	$676	$626,482	$(112,132)	$954,094	$(40,415)	$1,428,705
See accompanying notes.

IHS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of IHS Inc. (IHS, we, our, or us) have been prepared on substantially the same basis as our annual consolidated financial statements and should be read in conjunction with our annual report on Form 10-K for the year ended November 30, 2011. In our opinion, these condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented, and such adjustments are of a normal, recurring nature.

Our business has seasonal aspects. Our fourth quarter typically generates our highest quarterly levels of revenue and profit. Conversely, our first quarter generally has our lowest levels of revenue and profit. These trends have been further amplified by the product mix from recent acquisitions, which generate a larger proportion of their sales in the fourth quarter. We also have event-driven seasonality in our business; for instance, IHS CERAWeek, an annual energy executive gathering, is held during our second quarter. Another example is the triennial release of the Boiler Pressure Vessel Code (BPVC) engineering standard, which generates revenue for us predominantly in the third quarter of every third year. The BPVC benefit most recently occurred in the third quarter of 2010.

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

2.	Commitments and Contingencies

From time to time, we are involved in litigation, most of which is incidental to our business. In our opinion, no litigation to which we currently are a party is expected to have a material adverse effect on our results of operations or financial condition.

3.	Comprehensive Income

Our comprehensive income for the three months ended February 29, 2012 and February 28, 2011, was as follows:

	Three Months Ended
	February 29, 2012	February 28, 2011
	(In thousands)
Net income	$23,475	$31,937
Other comprehensive income (loss):
Unrealized losses on hedging activities	(229)	—
Foreign currency translation adjustment	9,016	23,416
Total comprehensive income	$32,262	$55,353

4.	Restructuring Charges

In the fourth quarter of 2011, we recorded approximately $0.5 million of restructuring charges for severance costs associated with the consolidation of positions in the EMEA segment to our recently established accounting and customer care Centers of Excellence locations.
In the first quarter of 2012, we recorded a $7.5 million restructuring charge for direct and incremental costs associated with the consolidation of positions to our Centers of Excellence, the elimination of positions related to other identified operational efficiencies, and the consolidation of legacy data centers, including certain contract termination costs. It included the movement or elimination of approximately 100 positions. Approximately $7.0 million of the charge was recorded in the Americas segment.

The following table provides a reconciliation of the restructuring liability as of February 29, 2012 (in thousands):

	Employee Severance and Other Termination Benefits	Contract Termination Costs	Other	Total
Balance at November 30, 2011	$540	$—	$—	$540
Add: Restructuring costs incurred	5,082	2,103	300	7,485
Less: Amounts paid	(2,947)	(406)	(116)	(3,469)
Balance at February 29, 2012	$2,675	$1,697	$184	$4,556

As of February 29, 2012, approximately $4.0 million of the remaining liability was in the Americas segment.

5.	Acquisition-related Costs

During the year ended November 30, 2011, we incurred $8.0 million in costs to complete acquisitions and to leverage synergies from recent business combinations. As a result of these activities, we eliminated approximately 40 positions and closed one of the acquired offices. The changes only affected the Americas and EMEA segments. The acquisition-related charges that we recorded consisted of direct and incremental costs associated with severance, outplacement, and other employee-related benefits; facility closure and other contract termination costs; and legal, investment banking, due diligence, and valuation service fees associated with the recent acquisitions.

During the three months ended February 29, 2012, we incurred approximately $0.9 million of acquisition-related legal and professional fees, all within the Americas segment.

The following table provides a reconciliation of acquisition-related costs accrued liability as of February 29, 2012 (in thousands):

	Employee Severance and Other Termination Benefits	Contract Termination Costs	Other	Total
Balance at November 30, 2011	$1,619	$469	$185	$2,273
Add: Costs incurred	—	—	867	867
Less: Amounts paid	(1,465)	(469)	(277)	(2,211)
Balance at February 29, 2012	$154	$—	$775	$929

As of February 29, 2012, the entire remaining $0.9 million liability was in the Americas segment.

6.	Discontinued Operations

During the fourth quarter of 2011, we discontinued operations of a small print-and-advertising business focused on a narrow, declining market. The abandonment of this business included certain intellectual property. We also discontinued a minor government-services business during that period.

Operating results of these discontinued operations for the three months ended February 29, 2012 and February 28, 2011, were as follows (in thousands):

	Three Months Ended
	February 29, 2012	February 28, 2011
Revenue	$—	$1,863

Income from discontinued operations before income taxes	—	350
Tax expense	—	(137)
Income from discontinued operations, net	$—	$213

7.	Stock-based Compensation

Stock-based compensation expense for the three months ended February 29, 2012 and February 28, 2011, was as follows:

	Three Months Ended
	February 29, 2012	February 28, 2011
	(In thousands)
Cost of revenue	$1,317	$854
Selling, general and administrative	32,603	21,244
Total stock-based compensation expense	$33,920	$22,098
Total income tax benefits recognized for stock-based compensation arrangements were as follows (in thousands):

	Three Months Ended
	February 29, 2012	February 28, 2011
Income tax benefits	$12,082	$7,787
No stock-based compensation cost was capitalized during the three months ended February 29, 2012 and February 28, 2011.
As of February 29, 2012, there was $164.9 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested stock-based awards that will be recognized over a weighted average period of approximately 1.6 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
Restricted Stock Units (RSUs). The following table summarizes RSU activity during the three months ended February 29, 2012.

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands)
Balances, November 30, 2011	2,898	$66.74
Granted	1,106	$87.46
Vested	(929)	$59.19
Forfeited	(58)	$75.74
Balances, February 29, 2012	3,017	$76.49
The total fair value of RSUs that vested during the three months ended February 29, 2012 was $83.8 million based on the weighted-average fair value on the vesting date.

8.	Income Taxes

Our effective tax rate is estimated based upon the effective tax rate expected to be applicable for the full fiscal year.
Our effective tax rate for the three months ended February 29, 2012 was 22.6%, compared to 21.6% for the three months ended February 28, 2011.

As of February 29, 2012, the total amount of unrecognized tax benefits was $2.2 million, of which $0.2 million related to interest. Unrecognized tax benefits decreased less than $0.1 million during the first three months of 2012.

9.	Debt

Our syndicated bank credit agreement (the Credit Facility) consists of a term loan and a $925 million revolver. All borrowings under the Credit Facility are unsecured. The loan and revolver included in the Credit Facility have a five-year term ending in January 2016. The interest rates for borrowings under the Credit Facility will be the applicable LIBOR plus 1.00% to 1.75%, depending upon our Leverage Ratio, which is defined as the ratio of Consolidated Funded Indebtedness to rolling four-quarter Consolidated Earnings Before Interest Expense, Taxes, Depreciation and Amortization (EBITDA), as defined in the Credit Facility. A commitment fee on any unused balance is payable periodically and ranges from 0.15% to 0.30% based upon our Leverage Ratio. The Credit Facility contains certain financial and other covenants, including a maximum Leverage Ratio and a maximum Interest Coverage Ratio, as defined in the Credit Facility.

As of February 29, 2012, we were in compliance with all of the covenants in the Credit Facility and had approximately $525 million of outstanding borrowings under the revolver at a current annual interest rate of 1.5% and approximately $342 million of outstanding borrowings under the term loan at a current weighted average annual interest rate of 1.6%. We have classified $405 million of revolver borrowings as long-term and $120 million as short-term based upon our current estimate of expected repayments for the next twelve months. Short-term debt also includes $22 million of scheduled term loan principal repayments over the next twelve months. We had approximately $0.4 million of outstanding letters of credit under the agreement as of February 29, 2012.

10.	Pensions and Postretirement Benefits

We sponsor a non-contributory, defined-benefit retirement plan (the U.S. RIP) for all of our U.S. employees with at least one year of service. In the first quarter of fiscal 2012, we made the decision to close the U.S. RIP to new participants effective January 1, 2012. We also have a frozen defined-benefit pension plan (the U.K. RIP) that covers certain employees of a subsidiary based in the United Kingdom. We also have an unfunded Supplemental Income Plan (SIP), which is a non-qualified pension plan, for certain U.S. employees who earn over a federally stipulated amount. Benefits for all three plans are generally based on years of service and either average or cumulative base compensation. Plan funding strategies are influenced by employee benefit laws and tax laws. The U.K. RIP includes a provision for employee contributions and inflation-based benefit increases for retirees.

During the first quarter of 2012, we accelerated plan funding by contributing $65 million to the U.S. RIP. Approximately $57 million of this contribution allowed us to bring all deficit funding current through November 30, 2011 and pay fees and expenses associated with the third-party annuity contracts, with the remaining $8 million used to fund estimated 2012 pension service costs.

Our net periodic pension expense (income) for the three months ended February 29, 2012 and February 28, 2011, was comprised of the following (in thousands):

	Three Months Ended February 29, 2012				Three Months Ended February 28, 2011
	U.S. RIP	U.K. RIP	SIP	Total	U.S. RIP	U.K. RIP	SIP	Total
Service costs incurred	$2,544	$33	$47	$2,624	$2,109	$27	$35	$2,171
Interest costs on projected benefit obligation	1,736	424	97	2,257	2,969	492	99	3,560
Expected return on plan assets	(2,122)	(553)	—	(2,675)	(4,098)	(591)	—	(4,689)
Amortization of prior service cost	(336)	—	(2)	(338)	(335)	—	(2)	(337)
Amortization of transitional obligation/(asset)	—	—	10	10	—	—	10	10
Net periodic pension expense (income)	$1,822	$(96)	$152	$1,878	$645	$(72)	$142	$715

Our net periodic postretirement expense (income) was comprised of the following for the three months ended February 29, 2012 and February 28, 2011 (in thousands):

	Three Months Ended
	February 29, 2012	February 28, 2011
Service costs incurred	$5	$7
Interest costs on projected benefit obligation	117	132
Amortization of prior service cost	—	(81)
Net periodic post-retirement expense (income)	$122	$58

11.	Earnings per Share

Basic earnings per share (EPS) is computed on the basis of the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common shares.
Weighted average common shares outstanding for the three months ended February 29, 2012 and February 28, 2011, were calculated as follows (in thousands):

	Three Months Ended
	February 29, 2012	February 28, 2011
Weighted average common shares outstanding:
Shares used in basic EPS calculation	65,515	64,485
Effect of dilutive securities:
Restricted stock units	894	788
Stock options and other stock-based awards	42	142
Shares used in diluted EPS calculation	66,451	65,415

12.	Derivatives

In April and June 2011, to mitigate interest rate exposure on our outstanding credit facility debt, we entered into two interest rate derivative contracts that effectively swap $100 million of floating rate debt for fixed rate debt at a 3.05% weighted average interest rate, which rate includes the current credit facility spread. Both of these interest rate swaps expire in July 2015. Because the terms of the swaps and the variable rate debt coincide, we do not expect any ineffectiveness. We have designated and accounted for these instruments as cash flow hedges, with changes in fair value being deferred in accumulated other comprehensive loss in the consolidated balance sheets.

Since our swaps are not listed on an exchange, we have evaluated fair value by reference to similar transactions in active markets; consequently, we have classified the swaps within Level 2 of the fair value measurement hierarchy. As of February 29, 2012, the fair market value of our swaps was a loss of $3.5 million, and the current mark-to-market loss position is recorded in other liabilities in the consolidated balance sheets.

13.	Goodwill and Intangible Assets

The following table presents details of our intangible assets, other than goodwill, as of February 29, 2012 and November 30, 2011 (in thousands):

	As of February 29, 2012			As of November 30, 2011
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Information databases	$261,744	$(113,751)	$147,993	$259,524	$(105,078)	$154,446
Customer relationships	211,239	(48,341)	162,898	210,940	(43,468)	167,472
Non-compete agreements	8,653	(6,430)	2,223	8,515	(5,754)	2,761
Developed computer software	125,580	(31,284)	94,296	123,566	(25,718)	97,848
Other	33,907	(7,940)	25,967	27,667	(5,958)	21,709
Total	$641,123	$(207,746)	$433,377	$630,212	$(185,976)	$444,236
Intangible assets not subject to amortization:
Trademarks	64,561	—	64,561	69,539	—	69,539
Perpetual licenses	1,191	—	1,191	1,174	—	1,174
Total intangible assets	$706,875	$(207,746)	$499,129	$700,925	$(185,976)	$514,949

Intangible assets amortization expense was $18.2 million for the three months ended February 29, 2012, as compared with $13.2 million for the three months ended February 28, 2011. The following table presents the estimated future amortization expense related to intangible assets held as of February 29, 2012:

Year	Amount (in thousands)
Remainder of 2012	$56,935
2013	68,542
2014	57,155
2015	52,691
2016	47,309
Thereafter	150,745
Changes in our goodwill and gross intangible assets from November 30, 2011 to February 29, 2012 were primarily due to foreign currency translation. Net intangibles decreased primarily because of current quarter amortization.

14.	Segment Information

We prepare our financial reports and analyze our business results within our three reportable geographic segments: Americas, EMEA, and APAC. We evaluate segment performance primarily at the revenue and operating profit level for each of these three segments. We also evaluate revenues by transaction type and information domain.

Information about the operations of our three segments is set forth below. No single customer accounted for 10% or more of our total revenue for the three months ended February 29, 2012 and February 28, 2011. There are no material inter-segment revenues for any period presented. Certain corporate transactions are not allocated to the reportable segments, including such items as stock-based compensation expense, net periodic pension and postretirement expense (income), corporate-level impairments, and gain (loss) on sale of corporate assets.

	Americas	EMEA	APAC	Shared Services	Consolidated Total
	(In thousands)
Three Months Ended February 29, 2012
Revenue	$206,920	$99,409	$36,414	$—	$342,743
Operating income	51,304	20,897	7,995	(45,136)	35,060
Depreciation and amortization	20,537	3,834	51	1,879	26,301
Three Months Ended February 28, 2011
Revenue	$179,601	$84,165	$29,377	$—	$293,143
Operating income	48,933	16,554	8,265	(31,832)	41,920
Depreciation and amortization	14,109	3,492	39	561	18,201
Revenue by transaction type was as follows (in thousands):

	Three Months Ended
	February 29, 2012	February 28, 2011
Subscription revenue	$273,390	$233,619
Consulting revenue	25,406	16,516
Transaction revenue	12,588	13,323
Other revenue	31,359	29,685
Total revenue	$342,743	$293,143

Revenue by information domain was as follows (in thousands):

	Three Months Ended
	February 29, 2012	February 28, 2011
Energy revenue	$159,054	$121,654
Product Lifecycle (PLC) revenue	110,729	100,190
Security revenue	27,221	26,548
Environment revenue	22,139	20,975
Macroeconomic Forecasting and Intersection revenue	23,600	23,776
Total revenue	$342,743	$293,143

15.	Subsequent Events

On March 5, 2012, we announced the completion of three strategic acquisitions: Displaybank, a global authority in market research and consulting for the flat-panel display industry; the Computer Assisted Product Selection (CAPS™) electronic components database and tools business, including CAPS Expert, from PartMiner Worldwide; and the digital oil and gas pipeline and infrastructure information business from Hild Technology Services. The combined purchase price of the transactions was approximately $45 million.

On March 22, 2012, we announced the acquisition of IMS Research, a leading independent provider of market research and consultancy to the global electronics industry, for approximately $46 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements. These forward-looking statements generally are identified by the use of the words “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of these terms, and other similar expressions. Forward-looking statements are based on current expectations, assumptions, and projections that are subject to risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is outlined under the “Risk Factors” section of our 2011 annual report on Form 10-K. We are under no obligation to update or publicly revise these forward-looking statements, whether as a result of new information, future events, or otherwise.
Management’s discussion and analysis is intended to help the reader understand the financial condition and results of operations for IHS Inc. The following discussion should be read in conjunction with our annual report on Form 10-K for the year ended November 30, 2011, the Condensed Consolidated Financial Statements and accompanying notes included in this quarterly report on Form 10-Q, and important information and disclosure that we routinely post to our website (www.ihs.com).

Executive Summary

Business Overview

We are a leading source of information, insight, and analytics in critical areas that shape today's business landscape. Businesses and governments in more than 165 countries around the globe rely on our comprehensive content, expert independent analysis, and flexible delivery methods to make high-impact decisions and develop strategies with speed and confidence. We have been in business since 1959, incorporated in the State of Delaware in 1994, and became a publicly traded company on the New York Stock Exchange in 2005. Headquartered in Englewood, Colorado, USA, we employ more than 5,500 people in more than 30 countries around the world.

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

•	Product development – We expect to introduce in 2012 more new products and product enhancements than ever before in our history.

Global Operations

Approximately 50% of our revenue is transacted outside of the United States; however, only about 30% of our revenue is transacted in currencies other than the U.S. dollar. As a result, a strengthening U.S. dollar relative to certain currencies has a negative impact on our revenue; conversely, a weakening U.S. dollar has a positive impact on our revenue. However, the impact on operating income is mitigated due to certain operating expenses denominated in currencies other than the U.S. dollar. Our largest foreign currency exposures, in order of magnitude, are the British Pound, the Canadian Dollar, and the Euro.

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

Results of Operations

Total Revenue

First quarter 2012 revenue increased 17% compared to the first quarter of 2011. The table below displays the percentage point change in revenue due to organic, acquisitive, and foreign currency factors when comparing the three months ended February 29, 2012 to the three months ended February 28, 2011.

	Three Month Change
(All amounts represent percentage points)	Organic *	Acquisitive	Foreign Currency
Increase in total revenue	4%	14%	—%
* Excludes approximately $1 million of first quarter 2011 non-subscription revenue associated with the triennial release of a certain engineering standard.

The 4% organic revenue growth for the first quarter of 2012 was primarily attributable to continued strength in our subscription-based business. Our non-subscription business had flat to negative organic growth in each category, which led to a combined non-subscription adjusted decrease of 12% in the organic growth rate in the first quarter of 2012.

The acquisition-related revenue growth for the quarter was primarily due to acquisitions we have made in the last twelve months, including the following:

•	ODS-Petrodata (Holdings) Ltd.; Dyadem International, Ltd.; and Chemical Market Associates, Inc. in the second quarter of 2011;

•	Seismic Micro-Technology in the third quarter of 2011; and

•	Purvin & Gertz in the fourth quarter of 2011.

We evaluate revenue by segment in order to better understand our customers’ needs in the geographies where they reside. We also supplementally review revenue by transaction type. Understanding revenue by transaction type helps us identify changes related to recurring revenue and product margin, which is particularly useful to us in evaluating our subscription and non-subscription revenue streams. We have historically reviewed revenue by information domain as a supplement to our revenue analysis, but we no longer do so and have therefore omitted it from the revenue discussion below.

Revenue by Segment (geography)

	Three Months Ended		Percentage Change
(In thousands, except percentages)	February 29, 2012	February 28, 2011
Americas revenue	$206,920	$179,601	15%
As a percent of total revenue	60%	61%
EMEA revenue	99,409	84,165	18%
As a percent of total revenue	29%	29%
APAC revenue	36,414	29,377	24%
As a percent of total revenue	11%	10%
Total revenue	$342,743	$293,143	17%

The percentage change in each geography segment is due to the factors described in the following table.

	Three Month Change
(All amounts represent percentage points)	Organic	Acquisitive	Foreign Currency
Americas revenue	3%	13%	—%
EMEA revenue	4%	15%	(1)%
APAC revenue	7%	17%	—%

For the three months of 2012, continued strength in our subscription-based offerings was the primary reason for the organic growth in all three regions. This growth was partially offset by non-subscription offerings in all three regions; a particular example is the decision we made to not hold an event in 2012 that we held in 2011 because it was both unprofitable and non-strategic. The elimination of this event impacted non-subscription revenues by $2.5 million and our non-subscription organic growth by 4%.

Revenue by Transaction Type

	Three Months Ended		Percentage Change
(In thousands, except percentages)	February 29, 2012	February 28, 2011
Subscription revenue	$273,390	$233,619	17%
As a percent of total revenue	80%	80%
Non-subscription revenue:
Consulting revenue	25,406	16,516	54%
Transaction revenue	12,588	13,323	(6)%
Other revenue	31,359	29,685	6%
Total non-subscription revenue	69,353	59,524	17%
As a percent of total revenue	20%	20%
Total revenue	$342,743	$293,143	17%

We summarize our transaction type revenue in terms of subscription and non-subscription revenue, by the following categories:

•	Subscription revenue represents the significant majority of our revenue, and is comprised of subscriptions to our various information databases, insight products, and software maintenance.

•	Non-subscription revenue:

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

Relative to the 17% subscription revenue growth for the first quarter, approximately 8% is due to organic growth. This trend is especially important for us, as 80% of our revenue currently comes from our subscription base. The non-subscription portion of our business decreased 12% organically during the quarter. A portion of this decrease was due to not holding an event in 2012 that we held in 2011, as described above. Part of the decrease is also due to the fact that our non-subscription business, including enterprise software license sales, tends to have more volatility from quarter to quarter based on deal size and transaction timing, which is why we evaluate our non-subscription performance on a full-year basis.

Operating Expenses

The following table shows our operating expenses and the associated percentages of revenue.

	Three Months Ended		Percentage Change
(In thousands, except percentages)	February 29, 2012	February 28, 2011
Operating expenses:
Cost of revenue	$146,590	$126,666	16%
As a percent of revenue	43%	43%
SG&A expense	$125,176	$101,772	23%
As a percent of revenue	37%	35%
Depreciation and amortization expense	$26,301	$18,201	45%
As a percent of revenue	8%	6%
Supplemental information:
SG&A expense excluding stock-based compensation	$92,573	$80,528	15%
As a percent of revenue	27%	27%

Cost of Revenue and Sales Margins

For the three months ended February 29, 2012, compared to February 28, 2011, cost of revenue increased in line with the increase in revenue. Total sales margins, which we define as revenue less cost of sales, divided by total sales, are virtually unchanged in total, but are higher in the Americas primarily because of the SMT acquisition and lower in APAC because of lower sales margins in some of our other recent acquisitions. The following table shows the sales margin percentages and percentage point change by operating segment.

	Three Months Ended		Percentage Change
(Percentages)	February 29, 2012	February 28, 2011
Americas sales margin	61%	59%	2%
EMEA sales margin	53%	53%	—%
APAC sales margin	53%	59%	(6)%
Total sales margin	57%	57%	—%

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

Selling, General and Administrative (SG&A) Expense

We evaluate our SG&A expense excluding stock-based compensation expense. For the three months ended February 29, 2012, compared to February 28, 2011, the increase in SG&A is due to acquisitions and costs associated with organic revenue growth. We continue to invest in our colleagues while managing the cost structure of our business, and SG&A expense has consequently remained relatively flat as a percentage of revenue compared to prior periods.

For the three months ended February 29, 2012, compared to February 28, 2011, stock-based compensation expense increased as a result of an increase in the number of employees, a continuing increase in the stock price, and the timing of stock grants.

Depreciation and Amortization Expense

For the three months ended February 29, 2012, compared to February 28, 2011, depreciation and amortization expense increased primarily due to the increase in depreciable and amortizable assets from capital expenditures and acquisitions.

Acquisition-related Costs

Please refer to Note 5 to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q for a discussion of our year-to-date 2012 costs incurred for integration and other acquisition-related activities. We incurred approximately $1 million of costs in the first quarter of 2012 for these activities. Because acquisitions are a key component of our growth strategy, we expect that we will continue to perform similar activities for future acquisitions.

Restructuring

Please refer to Note 4 to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q for a discussion of our restructuring activities. We incurred $7.5 million of restructuring charges in the first quarter of 2012 for direct and incremental costs associated with the consolidation of positions to our Centers of Excellence, the elimination of positions related to other identified operational efficiencies, and the consolidation of legacy data centers, including certain contract termination costs. It included the movement or elimination of approximately 100 positions. Similar initiatives are expected to occur in future periods resulting in additional restructuring charges.

We did not have any restructuring charges in the first quarter of 2011.

Operating Income by Segment (geography)

	Three Months Ended		Percentage Change
(In thousands, except percentages)	February 29, 2012	February 28, 2011
Americas operating income	$51,304	$48,933	5%
As a percent of segment revenue	25%	27%
EMEA operating income	20,897	16,554	26%
As a percent of segment revenue	21%	20%
APAC operating income	7,995	8,265	(3)%
As a percent of segment revenue	22%	28%
Shared services operating expense	(45,136)	(31,832)
Total operating income	$35,060	$41,920	(16)%
As a percent of total revenue	10%	14%

For the three months ended February 29, 2012, compared to February 28, 2011, operating income as a percentage of revenue for the Americas segment decreased primarily because of increased depreciation and amortization expense, as well as the effects of the first quarter 2012 restructuring. For the three months ended February 29, 2012, compared to 2011, the EMEA segment has remained relatively flat. For the three months ended February 29, 2012, APAC operating income as a percentage of revenue has decreased as a result of an increase in SG&A investment to drive growth opportunities in this emerging market.

Provision for Income Taxes

Our effective tax rate for the three months ended February 29, 2012 was 22.6%, compared to 21.6% for the same period of 2011.

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

	Three Months Ended		Percentage Change
(In thousands, except percentages)	February 29, 2012	February 28, 2011

Net income	$23,475	$31,937	(26)%
Interest income	(172)	(185)
Interest expense	4,894	1,662
Provision for income taxes	6,863	8,719
Depreciation and amortization	26,301	18,201
EBITDA	$61,361	$60,334	2%
Stock-based compensation expense	33,920	22,098
Restructuring charges (credits)	7,485	—
Acquisition-related costs	867	3,306
Non-cash net periodic pension and postretirement expense	—	703
(Income) loss from discontinued operations, net	—	(213)
Adjusted EBITDA	$103,633	$86,228	20%
Adjusted EBITDA as a percentage of revenue	30.2%	29.4%

Our Adjusted EBITDA for 2012 increased primarily because of our organic subscription revenue growth, acquisitions, and the leverage in our business model. We continue to invest substantially in both the core business and in key transformative initiatives.

Discontinued Operations

In the fourth quarter of 2011, we discontinued a small print-and-advertising business focused on a narrow, declining market. The discontinuation of that business included abandoning certain intellectual property. In the fourth quarter of 2011, we also discontinued a minor government-services business.

We continue to perform a formal and structured review of our product portfolio, with a focus on assessing the growth profile and strategic fit of all of our offerings, ensuring they support core businesses, enable sustainable high growth rates, and provide a scalable market capability. Some of these businesses may be treated as discontinued operations if we ultimately decide to sell or abandon them, providing they meet the accounting criteria for treatment as discontinued operations.

Financial Condition

(In thousands, except percentages)	As of February 29, 2012	As of November 30, 2011	Dollar change	Percent change
Accounts receivable, net	$354,259	$326,009	$28,250	9%
Accrued compensation	$31,668	$57,516	$(25,848)	(45)%
Deferred revenue	$571,983	$487,172	$84,811	17%

The increase in accounts receivable is due to the fact that we typically have the most subscription renewals in our first and fourth fiscal quarters, and this trend has continued in 2012. The change in accrued compensation is primarily due to the 2011 bonus payout made in early 2012. The increase in deferred subscription revenue was primarily attributable to organic growth.
Liquidity and Capital Resources

As of February 29, 2012, we had cash and cash equivalents of $297 million, of which approximately $217 million is currently held by our foreign subsidiaries. The cash held by our foreign subsidiaries is not available to fund domestic operations, as we have deemed the earnings of those subsidiaries to be indefinitely reinvested. We also had $869 million of debt as of February 29, 2012, which has contributed to an increase in interest expense in 2012, and which will continue to result in increased interest expense for the near future. We have generated strong cash flows from operations over the last few years. On a trailing twelve-month basis, our conversion of Adjusted EBITDA to free cash flow was 72%, which is comparable to the

73% conversion ratio achieved in last year's first quarter. Because of our cash, debt, and cash flow positions, as well as the additional financing that we secured in October 2011, we believe we will have sufficient cash to meet our working capital and capital expenditure needs.

Historically, we were not required to make cash contributions to our U.S. RIP pension plan because of its funded status. However, due to the global economic downturn, which negatively impacted the returns on our pension assets, we were required to make a cash contribution to our U.S. RIP in fiscal 2012. In considering that requirement and the various changes to our pension strategy, including the annuitization of retiree pension obligations, bringing our pension deficit current, and funding our 2012 pension costs, we made a $65 million contribution to the pension plan in December 2011. Approximately $57 million of the contribution was used for the annuitization and bringing our deficit current, with the remaining $8 million used to fund expected 2012 pension costs.

Our future capital requirements will depend on many factors, including the level of future acquisitions, the need for additional facilities or facility improvements, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products, changing technology, investments in our internal business applications, and the continued market acceptance of our offerings. We could be required, or could elect, to seek additional funding through public or private equity or debt financing for any possible future acquisitions; however, additional funds may not be available on terms acceptable to us. We expect our capital expenditures to be approximately 3.5% of revenue for fiscal 2012.

Cash Flows

	Three Months Ended
(In thousands, except percentages)	February 29, 2012	February 28, 2011	Dollar change	Percent change
Net cash provided by operating activities	$32,983	$79,268	$(46,285)	(58)%
Net cash used in investing activities	$(16,005)	$(18,633)	$2,628	14%
Net cash provided by (used in) financing activities	$46,051	$(14,209)	$60,260	424%

The decrease in net cash provided by operating activities was principally due to the pension funding contribution we made in December 2011, offset in part by increased billings and collections in the first three months of 2012. Our subscription-based business model continues to be a cash flow generator that is aided by positive working capital characteristics that do not generally require substantial working capital increases to support our growth, as well as relatively low levels of required capital expenditures.

The increase in net cash used in investing activities was principally due to fewer capital expenditures in 2012.

The increase in net cash provided by financing activities for the three months of 2012 was principally due to borrowings on the credit line that we used to fund the pension contribution made in December 2011.

Free Cash Flow (non-GAAP measure)

The following table reconciles our non-GAAP free cash flow measure to net cash provided by operating activities.

	Three Months Ended
(In thousands, except percentages)	February 29, 2012	February 28, 2011	Dollar change	Percent change
Net cash provided by operating activities	$32,983	$79,268
Capital expenditures on property and equipment	(13,556)	(15,541)
Free cash flow	$19,427	$63,727	$(44,300)	(70)%

Excluding the $57 million pension funding contribution described above, our free cash flow would have been $76 million, which represents a 20% increase over the prior year. Our free cash flow has historically been very healthy, and we expect that it will continue to be a significant source of funding for our business strategy of growth through organic and acquisitive means.

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

Critical Accounting Policies

Our management makes a number of significant estimates, assumptions, and judgments in the preparation of our financial statements. See “Management’s Discussion and Analysis and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for fiscal year 2011 for a discussion of the estimates and judgments necessary in our accounting for revenue recognition, valuation of goodwill and intangible assets, income taxes, pension and postretirement benefits, and stock-based compensation.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

For information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for fiscal year 2011.

Our credit facility is subject to variable interest rates. In April and June of 2011, we entered into four-year interest rate derivative contracts that swap variable interest rates for fixed on $100 million of the credit facility. A hypothetical 10% adverse movement in interest rates related to the term loan, credit facility borrowings, or derivative contracts would have resulted in an increase of approximately $1.3 million in interest expense.

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

We are in the process of converting to a new enterprise resource planning (ERP) system, which we are performing through a phased implementation approach. During the fiscal quarter ended February 29, 2012, we went live on a significant phase of the implementation, which included aspects of financial reporting and shared service center functions on a global scale. We believe that the new ERP system and related changes to internal controls will enhance our internal controls over financial reporting while providing us with the ability to scale our business. We have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this period of change and will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

Other than the ERP system implementation discussed above, there were no changes in our internal control over financial reporting that occurred during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time,we are involved in litigation, most of which is incidental to our business. In our opinion, no litigation to which we currently are a party is expected to have a material adverse effect on our results of operations or financial condition.

Item 1A. Risk Factors

There have been no material changes to the risk factors associated with the business previously disclosed in Part I, Item 1A of our 2011 Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides detail about our share repurchases during the three months ended February 29, 2012.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
December 1 - December 31, 2011	31,768	$86.11	—	1,000,000
January 1 - January 31, 2012	104,896	91.68	—	1,000,000
February 1 - February 29, 2012	178,673	90.02	—	1,000,000
Total share repurchases	315,337	$90.18	—
_____________________________

(1) Amounts represent shares of common stock surrendered by employees in an amount equal to the minimum statutory tax liability associated with the vesting of their equity awards. We then pay the statutory tax on behalf of the employee. Our board of directors approved this program in 2006 in an effort to reduce the dilutive effects of employee equity grants.

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

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2012.

IHS INC.

By:	/s/ Heather Matzke-Hamlin
	Name:	Heather Matzke-Hamlin
	Title:	Senior Vice President and Chief Accounting Officer