Form 10-Q
period 2012-05-31
IHS Inc.
filed 2012-06-25
CIK 1316360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________
FORM 10-Q
  ___________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of May 31, 2012, there were 65,756,827 shares of our Class A Common Stock outstanding.

PART I.   FINANCIAL INFORMATION

Item 1.	Financial Statements
IHS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per-share amounts)

	As of	As of
	May 31, 2012	November 30, 2011
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$268,215	$234,685
Accounts receivable, net	289,055	326,009
Income tax receivable	22,264	25,194
Deferred subscription costs	51,363	43,136
Deferred income taxes	45,846	45,253
Other	31,195	23,801
Total current assets	707,938	698,078
Non-current assets:
Property and equipment, net	146,236	128,418
Intangible assets, net	524,332	514,949
Goodwill, net	1,801,317	1,722,312
Prepaid pension asset	9,814	—
Other	8,982	9,280
Total non-current assets	2,490,681	2,374,959
Total assets	$3,198,619	$3,073,037
Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$170,196	$144,563
Accounts payable	38,648	32,428
Accrued compensation	46,323	57,516
Accrued royalties	24,149	26,178
Other accrued expenses	58,762	69,000
Deferred revenue	544,390	487,172
Total current liabilities	882,468	816,857
Long-term debt	673,865	658,911
Accrued pension liability	7,674	59,460
Accrued postretirement benefits	9,092	9,200
Deferred income taxes	126,958	123,895
Other liabilities	19,014	19,985
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.01 par value per share, 160,000,000 shares authorized, 67,621,367 and 67,527,344 shares issued, and 65,756,827 and 65,121,884 shares outstanding at May 31, 2012 and November 30, 2011, respectively	676	675
Additional paid-in capital	650,915	636,440
Treasury stock, at cost: 1,864,540 and 2,405,460 shares at May 31, 2012 and November 30, 2011, respectively	(111,091)	(133,803)
Retained earnings	998,285	930,619
Accumulated other comprehensive loss	(59,237)	(49,202)
Total stockholders’ equity	1,479,548	1,384,729
Total liabilities and stockholders’ equity	$3,198,619	$3,073,037
See accompanying notes.

IHS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except for per-share amounts)

	Three Months Ended May 31,		Six Months Ended May 31,
	2012	2011	2012	2011
Revenue:
Products	$326,517	$276,082	$624,498	536,678
Services	60,642	47,039	105,404	79,586
Total revenue	387,159	323,121	729,902	616,264
Operating expenses:
Cost of revenue:
Products	135,532	114,759	260,354	222,799
Services	29,739	26,446	51,507	45,072
Total cost of revenue (includes stock-based compensation expense of $1,662; $930; $2,979 and $1,784 for the three and six months ended May 31, 2012 and 2011, respectively)	165,271	141,205	311,861	267,871
Selling, general and administrative (includes stock-based compensation expense of $24,812; $18,361; $57,415 and $39,605 for the three and six months ended May 31, 2012 and 2011, respectively)	126,845	105,668	252,021	207,440
Depreciation and amortization	28,992	20,714	55,293	38,915
Restructuring charges	3,628	702	11,113	702
Acquisition-related costs	501	1,243	1,368	4,549
Net periodic pension and postretirement expense	1,997	775	3,997	1,548
Other expense (income), net	(566)	108	(1,302)	613
Total operating expenses	326,668	270,415	634,351	521,638
Operating income	60,491	52,706	95,551	94,626
Interest income	247	306	419	491
Interest expense	(4,886)	(2,145)	(9,780)	(3,807)
Non-operating expense, net	(4,639)	(1,839)	(9,361)	(3,316)
Income from continuing operations before income taxes	55,852	50,867	86,190	91,310
Provision for income taxes	(11,661)	(11,049)	(18,524)	(19,768)
Income from continuing operations	44,191	39,818	67,666	71,542
Income from discontinued operations, net	—	123	—	336
Net income	$44,191	$39,941	$67,666	71,878

Basic earnings per share:
Income from continuing operations	$0.67	$0.61	$1.03	$1.10
Income from discontinued operations, net	$—	$—	$—	$0.01
Net income	$0.67	$0.61	$1.03	$1.11
Weighted average shares used in computing basic earnings per share	65,876	64,952	65,696	64,784

Diluted earnings per share:
Income from continuing operations	$0.66	$0.61	$1.02	$1.09
Income from discontinued operations, net	$—	$—	$—	$0.01
Net income	$0.66	$0.61	$1.02	$1.10
Weighted average shares used in computing diluted earnings per share	66,544	65,547	66,625	65,493

See accompanying notes.

IHS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended May 31,
	2012	2011
Operating activities:
Net income	$67,666	$71,878
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	55,293	38,915
Stock-based compensation expense	60,394	41,389
Excess tax benefit from stock-based compensation	(10,301)	(8,412)
Net periodic pension and postretirement expense	3,997	1,407
Pension and postretirement contributions	(65,704)	—
Deferred income taxes	(7,166)	4,461
Change in assets and liabilities:
Accounts receivable, net	44,078	32,166
Other current assets	(15,897)	(9,730)
Accounts payable	5,602	1,001
Accrued expenses	(28,916)	(24,365)
Income tax payable	12,739	(7,781)
Deferred revenue	55,948	60,106
Other liabilities	441	(54)
Net cash provided by operating activities	178,174	200,981
Investing activities:
Capital expenditures on property and equipment	(31,674)	(32,531)
Acquisitions of businesses, net of cash acquired	(119,395)	(202,745)
Intangible assets acquired	(3,700)	(2,985)
Change in other assets	(1,851)	(2,317)
Settlements of forward contracts	(1,522)	(3,170)
Net cash used in investing activities	(158,142)	(243,748)
Financing activities:
Proceeds from borrowings	85,000	335,000
Repayment of borrowings	(45,069)	(334,601)
Payment of debt issuance costs	—	(6,326)
Excess tax benefit from stock-based compensation	10,301	8,412
Proceeds from the exercise of employee stock options	76	2,144
Repurchases of common stock	(29,314)	(22,250)
Net cash provided by (used in) financing activities	20,994	(17,621)
Foreign exchange impact on cash balance	(7,496)	6,767
Net increase (decrease) in cash and cash equivalents	33,530	(53,621)
Cash and cash equivalents at the beginning of the period	234,685	200,735
Cash and cash equivalents at the end of the period	$268,215	$147,114

See accompanying notes.

IHS INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Shares of Class A Common Stock	Class A Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at November 30, 2011 (Audited)	65,122	$675	$636,440	$(133,803)	$930,619	$(49,202)	$1,384,729
Stock-based award activity	635	1	4,174	22,712	—	—	26,887
Excess tax benefit on vested shares	—	—	10,301	—	—	—	10,301
Net income	—	—	—	—	67,666	—	67,666
Other comprehensive income, net of tax:
Unrealized losses on hedging activities	—	—	—	—	—	(165)	(165)
Foreign currency translation adjustments	—	—	—	—	—	(9,870)	(9,870)
Comprehensive income, net of tax	—	—	—	—	—	—	57,631
Balance at May 31, 2012	65,757	$676	$650,915	$(111,091)	$998,285	$(59,237)	$1,479,548
See accompanying notes.

IHS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of IHS Inc. (IHS, we, our, or us) have been prepared on substantially the same basis as our annual consolidated financial statements and should be read in conjunction with our annual report on Form 10-K, as amended, for the year ended November 30, 2011. In our opinion, these condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented, and such adjustments are of a normal, recurring nature.

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
Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued guidance on the presentation of comprehensive income that will become effective for us in the first quarter of 2013. Under the new guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance does not change the components that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. We are evaluating our presentation options under this Accounting Standards Update (ASU); however, we do not expect these changes to impact the consolidated financial statements other than the change in presentation.

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

2.	Business Combinations

During the six months ended May 31, 2012, we completed the acquisitions described below. As of May 31, 2012, we have only completed the preliminary purchase price allocations for each of these acquisitions.

Acquisitions announced March 5, 2012. On March 5, 2012, we announced the completion of three strategic acquisitions: Displaybank Co., Ltd., a global authority in market research and consulting for the flat-panel display industry; the Computer Assisted Product Selection (CAPS™) electronic components database and tools business, including CAPS Expert, from PartMiner Worldwide; and the digital oil and gas pipeline and infrastructure information business from Hild Technology Services. The combined purchase price of the transactions was approximately $44 million. We expect that Displaybank will deepen our Asia Pacific research and analysis capabilities, that the CAPS family of products will significantly enhance our existing electronic parts information business, and that the digital oil and gas pipeline and infrastructure business will help us deliver a more robust product offering for energy producers and refiners in North America.

IMS Group Holdings Ltd. (IMS Research). On March 22, 2012, we acquired IMS Research, a leading independent provider of market research and consultancy to the global electronics industry, for approximately $44 million in cash, net of cash acquired. The acquisition of IMS Research will help us expand our products and services in the technology, media and telecommunications value chain, and we expect that it will better position us to deliver a more robust product offering to our customers in the global technology marketplace.

BDW Automotive GmbH (BDW). On March 29, 2012, we acquired BDW, a leader in the development of information and planning systems and intelligent processing of vehicle databases for the automotive industry, for approximately $7 million, net of cash acquired. We expect that this acquisition will significantly expand our capabilities in the automotive dealer and aftermarket data and systems market.

XēDAR Corporation (XēDAR). On May 11, 2012, we acquired XēDAR for approximately $28 million in cash, net of cash acquired. XēDAR is a leading developer and provider of geospatial information products and services. We expect that XēDAR’s proprietary geographic and land information system solutions will provide a valuable contribution to our energy technical information and analytical tools.

3.	Commitments and Contingencies

From time to time, we are involved in litigation, most of which is incidental to our business. In our opinion, no litigation to which we currently are a party is expected to have a material adverse effect on our results of operations or financial condition.

4.	Comprehensive Income

Our comprehensive income for the three and six months ended May 31, 2012 and 2011, was as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2012	2011	2012	2011
Net income	$44,191	$39,941	$67,666	$71,878
Other comprehensive income (loss):
Unrealized losses on hedging activities	64	(630)	(165)	(630)
Foreign currency translation adjustment	(18,886)	5,941	(9,870)	29,357
Total comprehensive income	$25,369	$45,252	$57,631	$100,605

5.	Restructuring Charges

In the fourth quarter of 2011, we began to consolidate positions to our recently established accounting and customer care Centers of Excellence (COE) locations. In the first and second quarters of 2012, we continued to consolidate positions to the COEs, as well as eliminating positions related to other identified operational efficiencies. We also began consolidating legacy data centers in the first six months of 2012, including certain contract termination costs. We expect to continue to incur costs related to these and other similar activities in future periods, resulting in additional restructuring charges.

In the first and second quarters of 2012, we recorded approximately $7.5 million and $3.6 million of restructuring charges, respectively, for direct and incremental costs associated with these activities. The activities included the movement or elimination of approximately 180 positions. During the six months ended May 31, 2012, approximately $9.4 million of the charge was recorded in the Americas segment, $1.5 million was recorded in the EMEA segment, and $0.2 million was recorded in the APAC segment.

The following table provides a reconciliation of the restructuring liability as of May 31, 2012 (in thousands):

	Employee Severance and Other Termination Benefits	Contract Termination Costs	Other	Total
Balance at November 30, 2011	$540	$—	$—	$540
Add: Restructuring costs incurred	8,429	2,374	419	11,222
Revision to prior estimates	(109)	—	—	(109)
Less: Amounts paid	(5,911)	(480)	(360)	(6,751)
Balance at May 31, 2012	$2,949	$1,894	$59	$4,902

As of May 31, 2012, approximately $3.9 million of the remaining liability was in the Americas segment and $1.0 million was in the EMEA segment.

6.	Acquisition-related Costs

In the first and second quarters of 2012, we recorded approximately $0.9 million and $0.5 million of acquisition-related costs, respectively, for direct and incremental legal and professional fees associated with recent acquisitions, as well as a facility closure. Substantially all of the costs were incurred within the Americas segment.

The following table provides a reconciliation of the acquisition-related costs accrued liability as of May 31, 2012 (in thousands):

	Employee Severance and Other Termination Benefits	Contract Termination Costs	Other	Total
Balance at November 30, 2011	$1,619	$469	$185	$2,273
Add: Costs incurred	—	24	1,344	1,368
Less: Amounts paid	(1,519)	(493)	(1,229)	(3,241)
Balance at May 31, 2012	$100	$—	$300	$400

As of May 31, 2012, the entire remaining $0.4 million liability was in the Americas segment.

7.	Discontinued Operations

During the fourth quarter of 2011, we discontinued operations of a small print-and-advertising business focused on a narrow, declining market. The abandonment of this business included certain intellectual property. We also discontinued a minor government-services business during that period.

Operating results of these discontinued operations for the three and six months ended May 31, 2012 and 2011, respectively, were as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2012	2011	2012	2011
Revenue	$—	$1,993	$—	$3,856

Income from discontinued operations before income taxes	—	212	—	562
Tax expense	—	(89)	—	(226)
Income from discontinued operations, net	$—	$123	$—	$336

8.	Stock-based Compensation

Stock-based compensation expense for the three and six months ended May 31, 2012 and 2011, respectively, was as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2012	2011	2012	2011
Cost of revenue	$1,662	$930	$2,979	$1,784
Selling, general and administrative	24,812	18,361	57,415	39,605
Total stock-based compensation expense	$26,474	$19,291	$60,394	$41,389
Total income tax benefits recognized for stock-based compensation arrangements were as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2012	2011	2012	2011
Income tax benefits	$9,272	$6,815	$21,354	$14,602
No stock-based compensation cost was capitalized during the three or six months ended May 31, 2012 and 2011.
As of May 31, 2012, there was $141.1 million of unrecognized compensation cost, adjusted for estimated forfeitures,

related to nonvested stock-based awards that will be recognized over a weighted average period of approximately 1.4 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
Restricted Stock Units (RSUs). The following table summarizes RSU activity during the six months ended May 31, 2012.

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands)
Balances, November 30, 2011	2,898	$66.74
Granted	1,160	$87.89
Vested	(958)	$59.40
Forfeited	(112)	$74.27
Balances, May 31, 2012	2,988	$77.03
The total fair value of RSUs that vested during the six months ended May 31, 2012 was $86.5 million based on the weighted-average fair value on the vesting date.

9.	Income Taxes

Our effective tax rate is estimated based upon the effective tax rate expected to be applicable for the full fiscal year.
Our effective tax rate for the three and six months ended May 31, 2012 was 20.9% and 21.5% , respectively, compared to 21.7% and 21.6% for the same periods of 2011.

10.	Debt

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

As of May 31, 2012, we were in compliance with all of the covenants in the Credit Facility and had approximately $505 million of outstanding borrowings under the revolver at a current annual interest rate of 1.75% and approximately $338 million of outstanding borrowings under the term loan at a current weighted average annual interest rate of 1.82%. We have classified $362 million of revolver borrowings as long-term and $143 million as short-term based upon our current estimate of expected repayments for the next twelve months. Short-term debt also includes $26 million of scheduled term loan principal repayments over the next twelve months. We had approximately $0.4 million of outstanding letters of credit under the agreement as of May 31, 2012.

11.	Pensions and Postretirement Benefits

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

Our net periodic pension expense (income) for the three and six months ended May 31, 2012 and 2011, respectively, was comprised of the following (in thousands):

	Three Months Ended May 31, 2012				Three Months Ended May 31, 2011
	U.S. RIP	U.K. RIP	SIP	Total	U.S. RIP	U.K. RIP	SIP	Total
Service costs incurred	2,544	$33	$47	$2,624	$2,110	$27	$34	2,171
Interest costs on projected benefit obligation	1,736	431	97	2,264	2,969	487	99	3,555
Expected return on plan assets	(2,122)	(562)	—	(2,684)	(4,097)	(585)	—	(4,682)
Amortization of prior service cost	(336)	—	(2)	(338)	(336)	—	(2)	(338)
Amortization of transitional obligation/(asset)	—	—	10	10	—	—	11	11
Net periodic pension expense (income)	$1,822	$(98)	$152	$1,876	$646	$(71)	$142	$717

	Six Months Ended May 31, 2012				Six Months Ended May 31, 2011
	U.S. RIP	U.K. RIP	SIP	Total	U.S. RIP	U.K. RIP	SIP	Total
Service costs incurred	5,088	$66	$94	$5,248	$4,219	$54	$69	4,342
Interest costs on projected benefit obligation	3,472	855	194	4,521	5,938	979	198	7,115
Expected return on plan assets	(4,244)	(1,115)	—	(5,359)	(8,195)	(1,176)	—	(9,371)
Amortization of prior service cost	(672)	—	(4)	(676)	(671)	—	(4)	(675)
Amortization of transitional obligation/(asset)	—	—	20	20	—	—	21	21
Net periodic pension expense (income)	$3,644	$(194)	$304	$3,754	$1,291	$(143)	$284	$1,432
Our net periodic postretirement expense was comprised of the following for the three and six months ended May 31, 2012 and 2011, respectively (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2012	2011	2012	2011
Service costs incurred	$4	$7	$9	$14
Interest costs on projected benefit obligation	117	132	234	264
Amortization of prior service cost	—	(81)	—	(162)
Net periodic postretirement expense	$121	$58	$243	$116

12.	Earnings per Share

Basic earnings per share (EPS) is computed on the basis of the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common shares.
Weighted average common shares outstanding for the three and six months ended May 31, 2012 and 2011, respectively,

were calculated as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2012	2011	2012	2011
Weighted average common shares outstanding:
Shares used in basic EPS calculation	65,876	64,952	65,696	64,784
Effect of dilutive securities:
Restricted stock units	624	551	885	659
Stock options and other stock-based awards	44	44	44	50
Shares used in diluted EPS calculation	66,544	65,547	66,625	65,493

13.	Derivatives

In April and June 2011, to mitigate interest rate exposure on our outstanding credit facility debt, we entered into two interest rate derivative contracts that effectively swap $100 million of floating rate debt for fixed rate debt at a 3.3% weighted average interest rate, which rate includes the current credit facility spread. Both of these interest rate swaps expire in July 2015. Because the terms of the swaps and the variable rate debt coincide, we do not expect any ineffectiveness. We have designated and accounted for these instruments as cash flow hedges, with changes in fair value being deferred in accumulated other comprehensive loss in the consolidated balance sheets.

Since our swaps are not listed on an exchange, we have evaluated fair value by reference to similar transactions in active markets; consequently, we have classified the swaps within Level 2 of the fair value measurement hierarchy. As of May 31, 2012, the fair market value of our swaps was a loss of $3.4 million, and the current mark-to-market loss position is recorded in other liabilities in the consolidated balance sheets.

14.	Goodwill and Intangible Assets

The following table presents details of our intangible assets, other than goodwill, as of May 31, 2012 and November 30, 2011 (in thousands):

	As of May 31, 2012			As of November 30, 2011
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Information databases	$285,700	$(118,594)	$167,106	$259,524	$(105,078)	$154,446
Customer relationships	224,556	(52,980)	171,576	210,940	(43,468)	167,472
Non-compete agreements	5,511	(2,884)	2,627	8,515	(5,754)	2,761
Developed computer software	131,629	(37,905)	93,724	123,566	(25,718)	97,848
Other	35,373	(10,809)	24,564	27,667	(5,958)	21,709
Total	$682,769	$(223,172)	$459,597	$630,212	$(185,976)	$444,236
Intangible assets not subject to amortization:
Trademarks	63,583	—	63,583	69,539	—	69,539
Perpetual licenses	1,152	—	1,152	1,174	—	1,174
Total intangible assets	$747,504	$(223,172)	$524,332	$700,925	$(185,976)	$514,949

Intangible assets amortization expense was $21.0 million for the three months and $39.2 million for the six months ended May 31, 2012, as compared with $14.5 million for the three months and $27.6 million for the six months ended May 31, 2011. The following table presents the estimated future amortization expense related to intangible assets held as of May 31, 2012 (in thousands):

Year	Amount
Remainder of 2012	$40,936
2013	76,300
2014	65,384
2015	59,858
2016	52,364
Thereafter	164,755
Changes in our goodwill and gross intangible assets from November 30, 2011 to May 31, 2012 were primarily the result of our recent acquisition activities, in addition to foreign currency translation. The change in net intangible assets was primarily due to the addition of intangible assets associated with the acquisitions described in Note 2, Business Combinations, partially offset by current year amortization.

15.	Segment Information

We prepare our financial reports and analyze our business results within our three reportable geographic segments: Americas, EMEA, and APAC. We evaluate segment performance primarily at the revenue and operating profit level for each of these three segments. We also evaluate revenues by transaction type and information domain.
Information about the operations of our three segments is set forth below. No single customer accounted for 10% or more of our total revenue for the three and six months ended May 31, 2012 and 2011. There are no material inter-segment revenues for any period presented. Certain corporate transactions are not allocated to the reportable segments, including such items as stock-based compensation expense, net periodic pension and postretirement expense (income), corporate-level impairments, and gain (loss) on sale of corporate assets.

	Americas	EMEA	APAC	Shared Services	Consolidated Total
	(In thousands)
Three Months Ended May 31, 2012
Revenue	$230,468	$113,524	$43,167	$—	$387,159
Operating income	68,681	24,066	11,493	(43,749)	60,491
Depreciation and amortization	21,221	6,347	270	1,154	28,992
Three Months Ended May 31, 2011
Revenue	$194,860	$95,335	$32,926	$—	$323,121
Operating income	55,042	19,692	9,861	(31,889)	52,706
Depreciation and amortization	15,319	4,798	47	550	20,714

	Americas	EMEA	APAC	Shared Services	Consolidated Total
	(In thousands)
Six Months Ended May 31, 2012
Revenue	$437,388	$212,933	$79,581	$—	$729,902
Operating income	119,985	44,963	19,488	(88,885)	95,551
Depreciation and amortization	41,758	10,181	321	3,033	55,293
Six Months Ended May 31, 2011
Revenue	$374,461	$179,500	$62,303	$—	$616,264
Operating income	103,975	36,246	18,126	(63,721)	94,626
Depreciation and amortization	29,428	8,290	86	1,111	38,915
Revenue by transaction type was as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2012	2011	2012	2011
Subscription revenue	$287,254	$250,372	$560,644	$483,991
Consulting revenue	29,531	18,953	54,937	35,469
Transaction revenue	17,415	14,315	30,003	27,638
Other revenue	52,959	39,481	84,318	69,166
Total revenue	$387,159	$323,121	$729,902	$616,264

Revenue by information domain was as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2012	2011	2012	2011
Energy revenue	$181,832	$139,441	$340,886	$261,095
Product Lifecycle (PLC) revenue	124,091	106,794	234,820	206,984
Security revenue	30,023	29,818	57,244	56,366
Environment revenue	25,001	22,568	47,140	43,543
Macroeconomic Forecasting and Intersection revenue	26,212	24,500	49,812	48,276
Total revenue	$387,159	$323,121	$729,902	$616,264

16.	Subsequent Events

On June 12, 2012, we announced the signing of a definitive agreement to acquire GlobalSpec, Inc., the leading specialized vertical search, product information, and digital media company serving the engineering, manufacturing, and related scientific and technical market segments, from Warburg Pincus LLC, for $135 million. The acquisition is subject to customary closing conditions, including expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. We believe that the acquisition of GlobalSpec, Inc., will allow us to improve our product design portfolio and create an expanded destination for our products and services.

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
Management’s discussion and analysis is intended to help the reader understand the financial condition and results of operations for IHS Inc. The following discussion should be read in conjunction with our annual report on Form 10-K, as amended, for the year ended November 30, 2011, the Condensed Consolidated Financial Statements and accompanying notes included in this quarterly report on Form 10-Q, and important information and disclosure that we routinely post to our website (www.ihs.com).

Executive Summary

Business Overview

We are a leading source of information, insight, and analytics in critical areas that shape today's business landscape. Businesses and governments in more than 165 countries around the globe rely on our comprehensive content, expert independent analysis, and flexible delivery methods to make high-impact decisions and develop strategies with speed and confidence. We have been in business since 1959, incorporated in the State of Delaware in 1994, and became a publicly traded company on the New York Stock Exchange in 2005. Headquartered in Englewood, Colorado, USA, we employ more than

6,000 people in more than 30 countries around the world.

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

We are investing in our business at the highest rate in our company's history through a series of initiatives designed to boost colleague productivity, increase efficiencies, develop new and enhanced products, and create scalable platforms designed to accommodate future revenue growth without having to incur proportional increases in costs to support that growth.  These initiatives include, but are not limited to:

•
Vanguard – Vanguard is our plan for consolidating and standardizing billing systems, general ledgers, sales-force automation capabilities, and all supporting business processes.  We implemented the first two releases of Vanguard in calendar 2011 and recently completed our third release.  Our current plan calls for substantially all of our finance and lead-to-cash systems to be migrated over to Vanguard by the end of calendar 2012.

•
Customer Care Centers of Excellence – We have opened our three Customer Care Centers of Excellence, one in each region.  These centers consolidate customer-care and transaction-processing capabilities, and simplify and standardize our approach to providing dedicated customer service.

•
Newton – Newton is our plan to centralize our various data centers over time, taking us from dozens of data centers currently to no more than three.  This project is also designed to drive platform standardization.

•	Product development – We expect to introduce more new products and product enhancements in 2012 than in any prior year in our history.

Global Operations

Approximately 50% of our revenue is transacted outside of the United States; however, only about 30% of our revenue is transacted in currencies other than the U.S. dollar. As a result, a strengthening U.S. dollar relative to certain currencies has a negative impact on our revenue; conversely, a weakening U.S. dollar has a positive impact on our revenue. However, the impact on operating income is diminished due to certain operating expenses denominated in currencies other than the U.S. dollar. Our largest foreign currency exposures, in order of magnitude, are the British Pound, the Canadian Dollar, and the Euro. We saw limited impact from currency fluctuations for the second quarter of 2012 in total, but that impact began to increase as we exited the quarter. Based on exchange rates at the end of the second quarter of 2012, we estimate the potential negative exposure for 2012 to be approximately $11 million to revenue and a minimal amount to Adjusted EBITDA.

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

EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA are used by many of our investors, research analysts, investment bankers, and lenders to assess our operating performance. For example, a measure similar to Adjusted EBITDA is required by the lenders under our term loan and revolving credit agreement. We define EBITDA as net income plus or minus net interest, plus provision for income taxes, depreciation, and amortization. Our definition of Adjusted EBITDA further excludes (i) non-cash items (e.g., stock-based compensation expense) and (ii) items that management does not consider to be useful in assessing our operating performance (e.g., acquisition-related costs, restructuring charges, income or loss from discontinued operations, and gain or loss on sale of assets).

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

Results of Operations

Total Revenue

Second quarter 2012 revenue increased 20% compared to the second quarter of 2011, and our year-to-date 2012 revenue increased 18% compared to the same period of 2011. The table below displays the percentage point change in revenue due to organic, acquisitive, and foreign currency factors when comparing the three and six months ended May 31, 2012 to the three and six months ended May 31, 2011.

	Three Month Change			Six Month Change
(All amounts represent percentage points)	Organic	Acquisitive	Foreign Currency	Organic	Acquisitive	Foreign Currency
Increase in total revenue	7%	14%	(1)%	6%	14%	(1)%

The 7% organic revenue growth for the second quarter of 2012 was primarily attributable to continued strength in our subscription-based business, which has consistently provided an organic revenue growth rate of 8% or higher over the last six quarters. Non-subscription revenue had a 4% organic growth rate in the second quarter of 2012.

The 6% organic revenue growth for the six months ended May 31, 2012 was also due to the strength of the subscription-based business. The subscription-based business increased 8% organically, while the non-subscription businesses had mixed results. We saw sequential improvement in non-subscription organic revenue from the first quarter to the second quarter of 2012 and expect further improvement in the second half of the year.

The acquisition-related revenue growth for the quarter was primarily due to acquisitions we have made in the last twelve months, including the following:

•	Seismic Micro-Technology in the third quarter of 2011;

•	Purvin & Gertz in the fourth quarter of 2011; and

•	Displaybank Co., Ltd.; the CAPS™ electronic components database and tools business; IMS Group Holdings Ltd.; BDW Automotive GmbH; and XēDAR Corporation in the second quarter of 2012.

We evaluate revenue by geographic segment in order to better understand our customers’ needs in the geographies where they reside. We also supplementally review revenue by transaction type. Understanding revenue by transaction type helps us identify changes related to recurring revenue and product margin, which is particularly useful to us in evaluating our subscription and non-subscription revenue streams. We have historically reviewed revenue by information domain as a supplement to our revenue analysis, but we no longer do so and have therefore omitted it from the revenue discussion below.

Revenue by Segment (geography)

	Three Months Ended May 31,		Percentage Change	Six Months Ended May 31,		Percentage Change
(In thousands, except percentages)	2012	2011		2012	2011
Americas revenue	$230,468	$194,860	18%	$437,388	$374,461	17%
As a percent of total revenue	60%	60%		60%	61%
EMEA revenue	113,524	95,335	19%	212,933	179,500	19%
As a percent of total revenue	29%	30%		29%	29%
APAC revenue	43,167	32,926	31%	79,581	62,303	28%
As a percent of total revenue	11%	10%		11%	10%
Total revenue	$387,159	$323,121	20%	$729,902	$616,264	18%

The percentage change in each geography segment is due to the factors described in the following table.

	Three Month Change			Six Month Change
(All amounts represent percentage points)	Organic	Acquisitive	Foreign Currency	Organic	Acquisitive	Foreign Currency
Americas revenue	6%	13%	(1)%	4%	13%	—%
EMEA revenue	9%	13%	(2)%	7%	14%	(2)%
APAC revenue	8%	22%	(1)%	8%	20%	—%

For the three and six months of 2012, continued strength in our subscription-based offerings was the primary reason for the organic growth in all three regions. This growth was partially offset by non-subscription offerings, which decreased organically in the first quarter, but improved slightly during the second quarter. We also continue to invest in our sales force, particularly in APAC, to enable better opportunities to sell to our customers.

Revenue by Transaction Type

	Three Months Ended May 31,		Percentage Change	Six Months Ended May 31,		Percentage Change
(In thousands, except percentages)	2012	2011		2012	2011
Subscription revenue	$287,254	$250,372	15%	$560,644	$483,991	16%
As a percent of total revenue	74%	77%		77%	79%
Non-subscription revenue	99,905	72,749	37%	169,258	132,273	28%
As a percent of total revenue	26%	23%		23%	21%
Total revenue	$387,159	$323,121	20%	$729,902	$616,264	18%

We summarize our transaction type revenue into the following two categories:

•	Subscription revenue represents the significant majority of our revenue, and is comprised of subscriptions to our various information databases and software maintenance.

•
Non-subscription revenue represents consulting services (e.g. research and analysis, modeling, and forecasting), single-document product sales, software license sales and associated services, conferences and events, and advertising.

Relative to the 15% subscription revenue growth for the second quarter, approximately 8% is due to organic growth. This trend is especially important for us, as 74% of our second quarter 2012 revenue came from our subscription base. The non-subscription portion of our business increased 4% organically during the quarter. The non-subscription performance benefited from several items, including our successful IHS CERAWeek event, our inaugural World Petrochemical Conference (WPC), and strong organic growth in consulting.

Relative to the 16% subscription revenue growth for the six months of 2012, approximately 8% is due to organic growth. The non-subscription portion of our business decreased 3% organically during the six months. Part of the decrease is due to the fact that our non-subscription business, including enterprise software license sales, tends to have more volatility from quarter to quarter based on deal size, transaction timing, and events. For example, in the first quarter of 2012, we decided not to hold a chemical event because it was both unprofitable and non-strategic to us. In the second quarter of 2012, we held a new chemical conference (WPC) and had a successful IHS CERAWeek. For these reasons, we typically evaluate our non-subscription performance on a full-year basis.

Our non-subscription products and services are critical to us, as they complement our subscription business in creating strong and comprehensive customer relationships.

Operating Expenses

The following table shows our operating expenses and the associated percentages of revenue.

	Three Months Ended May 31,		Percentage Change	Six Months Ended May 31,		Percentage Change
(In thousands, except percentages)	2012	2011		2012	2011
Operating expenses:
Cost of revenue	$165,271	$141,205	17%	$311,861	$267,871	16%
As a percent of revenue	43%	44%		43%	43%
SG&A expense	$126,845	$105,668	20%	$252,021	$207,440	21%
As a percent of revenue	33%	33%		35%	34%
Depreciation and amortization expense	$28,992	$20,714	40%	$55,293	$38,915	42%
As a percent of revenue	7%	6%		8%	6%
Supplemental information:
SG&A expense excluding stock-based compensation	$102,033	$87,307	17%	$194,606	$167,835	16%
As a percent of revenue	26%	27%		27%	27%

Cost of Revenue and Sales Margins

For the three and six months ended May 31, 2012, compared to 2011, cost of revenue increased in line with the increase in revenue. Total sales margins, which we define as revenue less cost of sales, divided by total sales, are slightly up in total, but are higher in the Americas primarily because of the SMT acquisition and lower in APAC because of product mix. The following table shows the sales margin percentages and percentage point change by operating segment.

	Three Months Ended May 31,		Percentage Change	Six Months Ended May 31,		Percentage Change
(Percentages)	2012	2011		2012	2011
Americas sales margin	60.7%	57.2%	3.5%	60.8%	58.0%	2.8%
EMEA sales margin	52.9%	54.5%	(1.6)%	52.9%	53.9%	(1.0)%
APAC sales margin	55.4%	60.2%	(4.8)%	54.4%	59.6%	(5.2)%
Total sales margin	57.3%	56.3%	1.0%	57.3%	56.5%	0.8%

As we have discussed in recent periods, the rate of sales margin expansion has been slowing due to product mix changes and the acquisition of businesses with lower margins than ours, although we have seen margin improvement on acquisitions completed within the last year, which coincides with our goal and expectation to bring acquisition margin profiles up throughout the first year of ownership. We anticipate that sales margin expansion will continue to be flat to slightly up for the near term.

Selling, General and Administrative (SG&A) Expense

We evaluate our SG&A expense excluding stock-based compensation expense. For the three and six months ended May 31, 2012, compared to May 31, 2011, the increase in SG&A is due to acquisitions and costs associated with organic revenue growth. Our continued discipline and focused cost management have contributed to a slight decrease in our overall SG&A expense as a percentage of revenue in the second quarter, and we expect to continue to invest only where necessary to drive scale and growth in key industries and core markets.

For the three and six months ended May 31, 2012, compared to May 31, 2011, stock-based compensation expense increased as a result of an increase in the number of employees, an increase in the stock price, and the timing of stock grants.

Depreciation and Amortization Expense

For the three and six months ended May 31, 2012, compared to 2011, depreciation and amortization expense increased primarily due to the increase in depreciable and amortizable assets from capital expenditures and acquisitions.

Restructuring

Please refer to Note 5 to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q for a discussion of our restructuring activities. During the first and second quarters of 2012, we incurred approximately $7.5 million and $3.6 million of restructuring charges, respectively, for direct and incremental costs associated with the consolidation of positions to our Centers of Excellence, the elimination of positions related to other identified operational efficiencies, and the consolidation of legacy data centers, including certain contract termination costs. It included the movement or elimination of approximately 180 positions. We expect to continue to incur costs related to these and other similar activities in future periods, resulting in additional restructuring charges.

Acquisition-related Costs

Please refer to Note 6 to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q for a discussion of costs associated with our integration and other acquisition-related activities. During the first and second quarters of 2012, we incurred approximately $0.9 million and $0.5 million of acquisition-related costs, respectively, for direct and incremental legal and professional fees associated with recent acquisitions, as well as a facility closure. Because acquisitions are a key component of our growth strategy, we expect that we will continue to perform similar activities for future acquisitions.

Operating Income by Segment (geography)

	Three Months Ended May 31,		Percentage Change	Six Months Ended May 31,		Percentage Change
(In thousands, except percentages)	2012	2011		2012	2011
Americas operating income	$68,681	$55,042	25%	$119,985	$103,975	15%
As a percent of segment revenue	30%	28%		27%	28%
EMEA operating income	24,066	19,692	22%	44,963	36,246	24%
As a percent of segment revenue	21%	21%		21%	20%
APAC operating income	11,493	9,861	17%	19,488	18,126	8%
As a percent of segment revenue	27%	30%		24%	29%
Shared services operating expense	(43,749)	(31,889)		(88,885)	(63,721)
Total operating income	$60,491	$52,706	15%	$95,551	$94,626	1%
As a percent of total revenue	16%	16%		13%	15%

For the three months ended May 31, 2012, compared to 2011, operating income as a percentage of revenue for the Americas segment increased primarily because of recent acquisitions, particularly the SMT acquisition, which continues to contribute to our overall profitability. For the first six months of 2012, compared to 2011, the Americas segment increased for the same reason, but that increase was partially offset by increased restructuring charges. For the three and six months ended May 31, 2012, compared to 2011, the EMEA segment has remained relatively flat. For the three and six months ended May 31, 2012, APAC operating income as a percentage of revenue has decreased as a result of an increase in SG&A investment to drive growth opportunities in this emerging market.

Provision for Income Taxes

Our effective tax rate for the three and six months ended May 31, 2012 was 20.9% and 21.5%, respectively, compared to 21.7% and 21.6% for the same periods of 2011.

EBITDA and Adjusted EBITDA (non-GAAP measures)

All of the reconciling items included in the following table are either (i) non-cash items (e.g., depreciation and amortization, stock-based compensation, non-cash pension and postretirement expense) or (ii) items that we do not consider to be useful in assessing our operating performance (e.g., income taxes, acquisition-related costs, restructuring charges, income or loss from discontinued operations, and gain or loss on sale of assets). In the case of the non-cash items, we believe that investors can better assess our operating performance if the measures are presented without such items because, unlike cash expenses, these adjustments do not affect our ability to generate free cash flow or invest in our business. For example, by eliminating depreciation and amortization in calculating EBITDA, users can compare operating performance without regard to different accounting determinations such as useful life. In the case of the other items, we believe that investors can better assess operating performance if the measures are presented without these items because their financial impact does not reflect ongoing operating performance.

	Three Months Ended May 31,		Percentage Change	Six Months Ended May 31,		Percentage Change
(In thousands, except percentages)	2012	2011		2012	2011
Net income	$44,191	$39,941	11%	$67,666	$71,878	(6)%
Interest income	(247)	(306)		(419)	(491)
Interest expense	4,886	2,145		9,780	3,807
Provision for income taxes	11,661	11,049		18,524	19,768
Depreciation and amortization	28,992	20,714		55,293	38,915
EBITDA	$89,483	$73,543	22%	$150,844	$133,877	13%
Stock-based compensation expense	26,474	19,291		60,394	41,389
Restructuring charges	3,628	702		11,113	702
Acquisition-related costs	501	1,243		1,368	4,549
Non-cash net periodic pension and postretirement expense	—	704		—	1,407
Income from discontinued operations, net	—	(123)		—	(336)
Adjusted EBITDA	$120,086	$95,360	26%	$223,719	$181,588	23%
Adjusted EBITDA as a percentage of revenue	31.0%	29.5%		30.7%	29.5%

Our Adjusted EBITDA for the three and six months of 2012 increased primarily because of our organic subscription revenue growth, acquisitions, and the leverage in our business model. We continue to invest substantially both in the core business and in key transformative initiatives while maintaining a careful focus on cost management.

Discontinued Operations

We continue to perform a formal and structured review of our product portfolio, with a focus on assessing the growth profile and strategic fit of all of our offerings, ensuring they support core businesses, enable sustainable high growth rates, and provide a scalable market capability. Some of these businesses may be treated as discontinued operations if we ultimately decide to sell or abandon them, provided they meet the accounting criteria for treatment as discontinued operations.

Financial Condition

(In thousands, except percentages)	As of May 31, 2012	As of November 30, 2011	Dollar change	Percent change
Accounts receivable, net	$289,055	$326,009	$(36,954)	(11)%
Accrued compensation	46,323	57,516	(11,193)	(19)%
Deferred revenue	544,390	487,172	57,218	12%

We have historically experienced seasonal decreases in our accounts receivable balance in the second and third quarters, as we typically have the most subscription renewals in our fiscal first and fourth quarters. This trend has continued in 2012. The change in accrued compensation was primarily due to the 2011 bonus payout made in early 2012. The increase in deferred subscription revenue was primarily attributable to organic growth.
Liquidity and Capital Resources

As of May 31, 2012, we had cash and cash equivalents of $268 million, of which approximately $220 million is currently held by our foreign subsidiaries. The cash held by our foreign subsidiaries is not available to fund domestic operations, as we have deemed the earnings of those subsidiaries to be indefinitely reinvested. We also had $844 million of debt as of May 31, 2012, which has contributed to an increase in interest expense in 2012, and which will continue to result in increased interest expense for the near future. We have generated strong cash flows from operations over the last few years. On a trailing twelve-month basis, our conversion of Adjusted EBITDA to free cash flow was 73% after excluding the one-time pension deficit funding described below. Because of our cash, debt, and cash flow positions, as well as the additional financing that we secured in October 2011, we believe we will have sufficient cash to meet our working capital and capital expenditure needs.

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

Our future capital requirements will depend on many factors, including the level of future acquisitions, the need for additional facilities or facility improvements, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products, changing technology, investments in our internal business applications, and the continued market acceptance of our offerings. We could be required, or could elect, to seek additional funding through public or private equity or debt financing for any possible future acquisitions; however, additional funds may not be available on terms acceptable to us. We expect our full-year 2012 capital expenditures as a percentage of revenue to be below the 4.1% level we spent in 2011.

Cash Flows

	Six Months Ended May 31,
(In thousands, except percentages)	2012	2011	Dollar change	Percent change
Net cash provided by operating activities	$178,174	$200,981	$(22,807)	(11)%
Net cash used in investing activities	(158,142)	(243,748)	85,606	(35)%
Net cash provided by (used in) financing activities	20,994	(17,621)	38,615	*
* Not meaningful

The decrease in net cash provided by operating activities was principally due to the pension funding contribution we made in December 2011, offset in part by increased billings and collections in the first six months of 2012. Our subscription-based business model continues to be a cash flow generator that is aided by positive working capital characteristics that do not generally require substantial working capital increases to support our growth, as well as relatively low levels of required capital expenditures.

The decrease in net cash used in investing activities was principally due to the higher level of acquisitions we made in the first six months of 2011 compared to the first six months of 2012.

The increase in net cash provided by financing activities for the six months of 2012 was principally due to borrowings on the credit line that we used to fund the pension contribution made in December 2011.

Free Cash Flow (non-GAAP measure)

The following table reconciles our non-GAAP free cash flow measure to net cash provided by operating activities.

	Six Months Ended May 31,
(In thousands, except percentages)	2012	2011	Dollar change	Percent change
Net cash provided by operating activities	$178,174	$200,981
Capital expenditures on property and equipment	(31,674)	(32,531)
Free cash flow	$146,500	$168,450	$(21,950)	(13)%

Excluding the $57 million pension funding contribution described above, our free cash flow would have been $204 million, which represents a 21% increase over the prior year. Our free cash flow has historically been very healthy, and we expect that it will continue to be a significant source of funding for our business strategy of growth through organic and acquisitive means.

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

Critical Accounting Policies

Our management makes a number of significant estimates, assumptions and judgments in the preparation of our financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for fiscal year 2011 for a discussion of the estimates and judgments necessary in our accounting for revenue recognition, business combinations, goodwill and other intangible assets, income taxes, pension and postretirement benefits, and stock-based compensation.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

For information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for fiscal year 2011.

Our credit facility is subject to variable interest rates. In April and June of 2011, we entered into four-year interest rate derivative contracts that swap variable interest rates for fixed on $100 million of the credit facility. A hypothetical 10% adverse movement in interest rates related to the term loan, credit facility borrowings, or derivative contracts would have resulted in an increase of approximately $1.5 million in interest expense.

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

We are in the process of converting to a new enterprise resource planning (ERP) system, which we are performing through a phased implementation approach. During the fiscal quarter ended February 29, 2012, we went live on a significant phase of the implementation, which included aspects of financial reporting and shared service center functions on a global scale. We believe that the new ERP system and related changes to internal controls will enhance our internal control over financial reporting while providing us with the ability to scale our business. We have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during the second quarter of 2012 and will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides detail about our share repurchases during the three months ended May 31, 2012.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
March 1 - March 31, 2012	1,887	$95.60	—	1,000,000
April 1 - April 30, 2012	5,938	94.21	—	1,000,000
May 1 - May 31, 2012	1,403	98.66	—	1,000,000
Total share repurchases	9,228	$95.17	—
_____________________________

(1) Amounts represent shares of common stock surrendered by employees in an amount equal to the statutory tax liability associated with the vesting of their equity awards. We then pay the statutory tax on behalf of the employees. Our board of directors approved this program in 2006 in an effort to reduce the dilutive effects of employee equity grants.

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

Item 6.	Exhibits

(a)	Index of Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description
31.1*	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

31.2*	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

32*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
 ___________________

*	Filed electronically herewith.

**
XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 25, 2012.

IHS INC.

By:	/s/ Heather Matzke-Hamlin
	Name:	Heather Matzke-Hamlin
	Title:	Senior Vice President and Chief Accounting Officer