Form 10-Q
period 2012-08-31
IHS Inc.
filed 2012-09-24
CIK 1316360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________
FORM 10-Q
  ___________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of August 31, 2012, there were 65,937,011 shares of our Class A Common Stock outstanding.

PART I.   FINANCIAL INFORMATION

Item 1.	Financial Statements
IHS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per-share amounts)

	As of	As of
	August 31, 2012	November 30, 2011
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$298,433	$234,685
Accounts receivable, net	289,548	326,009
Income tax receivable	19,932	25,194
Deferred subscription costs	45,229	43,136
Deferred income taxes	53,026	45,253
Other	27,924	23,801
Total current assets	734,092	698,078
Non-current assets:
Property and equipment, net	157,995	128,418
Intangible assets, net	578,597	514,949
Goodwill, net	1,959,663	1,722,312
Prepaid pension asset	9,042	—
Other	8,783	9,280
Total non-current assets	2,714,080	2,374,959
Total assets	$3,448,172	$3,073,037
Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$170,208	$144,563
Accounts payable	36,795	32,428
Accrued compensation	45,140	57,516
Accrued royalties	19,101	26,178
Other accrued expenses	67,138	69,000
Deferred revenue	516,188	487,172
Total current liabilities	854,570	816,857
Long-term debt	837,503	658,911
Accrued pension liability	7,672	59,460
Accrued postretirement benefits	9,006	9,200
Deferred income taxes	148,234	123,895
Other liabilities	22,548	19,985
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.01 par value per share, 160,000,000 shares authorized, 67,621,367 and 67,527,344 shares issued, and 65,937,011 and 65,121,884 shares outstanding at August 31, 2012 and November 30, 2011, respectively	676	675
Additional paid-in capital	671,378	636,440
Treasury stock, at cost: 1,684,356 and 2,405,460 shares at August 31, 2012 and November 30, 2011, respectively	(101,711)	(133,803)
Retained earnings	1,042,367	930,619
Accumulated other comprehensive loss	(44,071)	(49,202)
Total stockholders’ equity	1,568,639	1,384,729
Total liabilities and stockholders’ equity	$3,448,172	$3,073,037
See accompanying notes.

IHS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except for per-share amounts)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2012	2011	2012	2011
Revenue:
Products	$339,946	$295,328	$964,444	832,006
Services	45,663	43,390	151,067	122,976
Total revenue	385,609	338,718	1,115,511	954,982
Operating expenses:
Cost of revenue:
Products	132,577	120,638	392,931	343,437
Services	21,169	23,376	72,676	68,448
Total cost of revenue (includes stock-based compensation expense of $1,488; $854; $4,467 and $2,638 for the three and nine months ended August 31, 2012 and 2011, respectively)	153,746	144,014	465,607	411,885
Selling, general and administrative (includes stock-based compensation expense of $29,050; $21,570; $86,465 and $61,175 for the three and nine months ended August 31, 2012 and 2011, respectively)	138,519	117,352	390,540	324,792
Depreciation and amortization	31,390	23,496	86,683	62,411
Restructuring charges	967	—	12,080	702
Acquisition-related costs	2,104	1,540	3,472	6,089
Net periodic pension and postretirement expense	2,001	835	5,998	2,383
Other expense (income), net	622	(197)	(680)	416
Total operating expenses	329,349	287,040	963,700	808,678
Operating income	56,260	51,678	151,811	146,304
Interest income	255	163	674	654
Interest expense	(5,057)	(2,967)	(14,837)	(6,774)
Non-operating expense, net	(4,802)	(2,804)	(14,163)	(6,120)
Income from continuing operations before income taxes	51,458	48,874	137,648	140,184
Provision for income taxes	(7,384)	(8,183)	(25,908)	(27,951)
Income from continuing operations	44,074	40,691	111,740	112,233
Income from discontinued operations, net	8	118	8	454
Net income	$44,082	$40,809	$111,748	112,687

Basic earnings per share:
Income from continuing operations	$0.67	$0.63	$1.70	$1.73
Income from discontinued operations, net	$—	$—	$—	$0.01
Net income	$0.67	$0.63	$1.70	$1.74
Weighted average shares used in computing basic earnings per share	65,992	65,022	65,795	64,864

Diluted earnings per share:
Income from continuing operations	$0.66	$0.62	$1.68	$1.71
Income from discontinued operations, net	$—	$—	$—	$0.01
Net income	$0.66	$0.62	$1.68	$1.72
Weighted average shares used in computing diluted earnings per share	66,808	65,677	66,602	65,555

See accompanying notes.

IHS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended August 31,
	2012	2011
Operating activities:
Net income	$111,748	$112,687
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	86,683	62,411
Stock-based compensation expense	90,932	63,813
Excess tax benefit from stock-based compensation	(13,181)	(9,182)
Net periodic pension and postretirement expense	5,998	2,110
Pension and postretirement contributions	(67,023)	—
Deferred income taxes	(7,082)	11,120
Change in assets and liabilities:
Accounts receivable, net	46,177	35,737
Other current assets	(4,435)	(3,471)
Accounts payable	7,806	(7,838)
Accrued expenses	(30,678)	(26,439)
Income tax payable	16,742	(13,874)
Deferred revenue	2,505	25,832
Other liabilities	64	336
Net cash provided by operating activities	246,256	253,242
Investing activities:
Capital expenditures on property and equipment	(49,699)	(45,373)
Acquisitions of businesses, net of cash acquired	(306,268)	(699,992)
Intangible assets acquired	(3,700)	(2,985)
Change in other assets	1,658	(1,203)
Settlements of forward contracts	(3,058)	(2,849)
Net cash used in investing activities	(361,067)	(752,402)
Financing activities:
Proceeds from borrowings	680,001	870,000
Repayment of borrowings	(476,399)	(353,368)
Payment of debt issuance costs	(740)	(6,326)
Excess tax benefit from stock-based compensation	13,181	9,182
Proceeds from the exercise of employee stock options	2,938	2,144
Repurchases of common stock	(35,358)	(28,032)
Net cash provided by financing activities	183,623	493,600
Foreign exchange impact on cash balance	(5,064)	7,697
Net increase in cash and cash equivalents	63,748	2,137
Cash and cash equivalents at the beginning of the period	234,685	200,735
Cash and cash equivalents at the end of the period	$298,433	$202,872

See accompanying notes.

IHS INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Shares of Class A Common Stock	Class A Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at November 30, 2011 (Audited)	65,122	$675	$636,440	$(133,803)	$930,619	$(49,202)	$1,384,729
Stock-based award activity	815	1	21,757	32,092	—	—	53,850
Excess tax benefit on vested shares	—	—	13,181	—	—	—	13,181
Net income	—	—	—	—	111,748	—	111,748
Other comprehensive income, net of tax:
Unrealized losses on hedging activities	—	—	—	—	—	(457)	(457)
Foreign currency translation adjustments	—	—	—	—	—	5,588	5,588
Comprehensive income, net of tax	—	—	—	—	—	—	116,879
Balance at August 31, 2012	65,937	$676	$671,378	$(101,711)	$1,042,367	$(44,071)	$1,568,639
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

Our business has seasonal aspects. Our fourth quarter typically generates our highest quarterly levels of revenue and profit. Conversely, our first quarter generally has our lowest levels of revenue and profit. These trends have been further amplified by the product mix from recent acquisitions, which tend to generate a larger proportion of their sales in the fourth quarter. We also experience event-driven seasonality in our business; for instance, IHS CERAWeek, an annual energy executive gathering, is held during our second quarter. Another example is the triennial release of the Boiler Pressure Vessel Code (BPVC) engineering standard, which generates revenue for us predominantly in the third quarter of every third year. The BPVC benefit most recently occurred in the third quarter of 2010.
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

In September 2011, the FASB issued guidance on testing goodwill for impairment that will become effective for us in the first quarter of 2013; however, early adoption is permitted. Under the new guidance, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the entity determines that this threshold is not met, then performing the two-step impairment test is unnecessary. We are currently evaluating whether we will elect to adopt this new qualitative approach to impairment testing prior to the first quarter of 2013, but we do not expect that the adoption of this standard will have an impact on our consolidated financial statements.

In July 2012, the FASB issued guidance on testing indefinite-lived intangible assets for impairment that will become effective for us in the first quarter of 2013; however, early adoption is permitted. The new guidance permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. We are currently evaluating whether we will elect to adopt this new qualitative approach to impairment testing prior to the first quarter of 2013, but we do not expect that the adoption of this standard will have an impact on our consolidated financial statements.

2.	Business Combinations

During the nine months ended August 31, 2012, we completed the following acquisitions:

Acquisitions announced March 5, 2012. On March 5, 2012, we announced the completion of three strategic acquisitions: Displaybank Co., Ltd., a global authority in market research and consulting for the flat-panel display industry; the Computer Assisted Product Selection (CAPS™) electronic components database and tools business, including CAPS Expert, from PartMiner Worldwide; and certain digital oil and gas pipeline and infrastructure information assets from Hild Technology Services. The combined purchase price of the transactions was approximately $44 million. We expect that Displaybank will deepen our Asia Pacific research and analysis capabilities, that the CAPS family of products will significantly enhance our existing electronic parts information business, and that the digital oil and gas pipeline and infrastructure business will help us deliver a more robust product offering for energy producers and refiners in North America.

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

CyberRegs. On July 2, 2012, we acquired the CyberRegs business from Citation Technologies, Inc., for approximately $11 million in cash. The CyberRegs business is designed to help customers make business decisions about regulatory compliance for Enterprise Sustainability Management. We expect that this acquisition will allow customers to reduce IT system and workflow complexity by reducing the number of vendors they rely on to support their strategies for Enterprise Sustainability Management.

GlobalSpec, Inc. (GlobalSpec). On July 9, 2012, we acquired GlobalSpec, a leading specialized vertical search, product information, and digital media company serving the engineering, manufacturing, and related scientific and technical market segments, from Warburg Pincus LLC, for $136 million, net of cash acquired. We believe that the acquisition of GlobalSpec, Inc., will allow us to improve our product design portfolio and create an expanded destination for our products and services.

Invention Machine. On July 11, 2012, we acquired Invention Machine, a leader in semantic search technology that uncovers relevant insights held within a wealth of internal and external knowledge sources, for approximately $40 million, net of cash acquired. We expect to use Invention Machine's semantic search engine to help customers accelerate innovation and develop, maintain, and produce superior products and services.

The following table summarizes the preliminary purchase price allocation, net of acquired cash, for all acquisitions completed in 2012 (in thousands):

	GlobalSpec	All others	Total
Assets:
Current assets	$5,512	$11,702	$17,214
Property and equipment	1,880	2,531	4,411
Intangible assets	45,200	75,979	121,179
Goodwill	114,215	118,117	232,332
Other long-term assets	2,157	282	2,439
Total assets	168,964	208,611	377,575
Liabilities:
Current liabilities	2,374	8,191	10,565
Deferred revenue	12,238	12,926	25,164
Deferred taxes	17,661	17,706	35,367
Other long-term liabilities	211	—	211
Total liabilities	32,484	38,823	71,307
Purchase price	$136,480	$169,788	$306,268

3.	Commitments and Contingencies

From time to time, we are involved in litigation, most of which is incidental to our business. In our opinion, no litigation to which we currently are a party is expected to have a material adverse effect on our results of operations or financial condition.

4.	Comprehensive Income

Our comprehensive income for the three and nine months ended August 31, 2012 and 2011, was as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2012	2011	2012	2011
Net income	$44,082	$40,809	$111,748	$112,687
Other comprehensive income (loss):
Unrealized losses on hedging activities	(292)	(1,660)	(457)	(2,290)
Foreign currency translation adjustments	15,458	(3,129)	5,588	26,228
Total comprehensive income	$59,248	$36,020	$116,879	$136,625

5.	Restructuring Charges

In the fourth quarter of 2011, we began to consolidate positions to our recently established accounting and customer care Centers of Excellence (COE) locations. During the first nine months of 2012, we have continued to consolidate positions to the COEs, as well as eliminating positions related to other identified operational efficiencies. We also began consolidating legacy data centers in 2012, including incurring certain contract termination costs. We expect to continue to incur costs related to these and other similar activities in future periods, resulting in additional restructuring charges.

During the first nine months of 2012, we recorded approximately $12.1 million of restructuring charges for direct and incremental costs associated with these activities. The activities included the movement or elimination of approximately 190 positions. During the nine months ended August 31, 2012, approximately $9.9 million of the charge was recorded in the Americas segment, $1.9 million was recorded in the EMEA segment, and $0.2 million was recorded in the APAC segment.

The following table provides a reconciliation of the restructuring liability as of August 31, 2012 (in thousands):

	Employee Severance and Other Termination Benefits	Contract Termination Costs	Other	Total
Balance at November 30, 2011	$540	$—	$—	$540
Add: Restructuring costs incurred	9,177	2,228	597	12,002
Revision to prior estimates	78	—	—	78
Less: Amounts paid	(7,599)	(723)	(538)	(8,860)
Balance at August 31, 2012	$2,196	$1,505	$59	$3,760

As of August 31, 2012, approximately $3.0 million of the remaining liability was in the Americas segment and $0.8 million was in the EMEA segment.

6.	Acquisition-related Costs

During the first nine months of 2012, we recorded approximately $3.5 million of direct and incremental costs associated with recent acquisitions, including legal and professional fees, the elimination of certain positions, and a facility closure. Substantially all of the costs were incurred within the Americas segment.

The following table provides a reconciliation of the acquisition-related costs accrued liability as of August 31, 2012 (in thousands):

	Employee Severance and Other Termination Benefits	Contract Termination Costs	Other	Total
Balance at November 30, 2011	$1,619	$469	$185	$2,273
Add: Costs incurred	1,485	54	1,933	3,472
Less: Amounts paid	(1,976)	(523)	(2,086)	(4,585)
Balance at August 31, 2012	$1,128	$—	$32	$1,160

As of August 31, 2012, the entire remaining $1.2 million liability was in the Americas segment.

7.	Discontinued Operations

Effective December 31, 2009, we sold our small non-core South African business. We have one remaining three-year note receivable that is secured by a pledge on the shares of the South African company.

During the fourth quarter of 2011, we discontinued operations of a small print-and-advertising business focused on a narrow, declining market. The abandonment of this business included certain intellectual property. We also discontinued a minor government-services business during that period.

Operating results of these discontinued operations for the three and nine months ended August 31, 2012 and 2011, respectively, were as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2012	2011	2012	2011
Revenue	$—	$2,114	$—	$5,970

Income from discontinued operations before income taxes	18	185	18	747
Tax expense	(10)	(67)	(10)	(293)
Income from discontinued operations, net	$8	$118	$8	$454

8.	Stock-based Compensation

Stock-based compensation expense for the three and nine months ended August 31, 2012 and 2011, respectively, was as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2012	2011	2012	2011
Cost of revenue	$1,488	$854	$4,467	$2,638
Selling, general and administrative	29,050	21,570	86,465	61,175
Total stock-based compensation expense	$30,538	$22,424	$90,932	$63,813
Total income tax benefits recognized for stock-based compensation arrangements were as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2012	2011	2012	2011
Income tax benefits	$10,797	$7,842	$32,151	$22,444
No stock-based compensation cost was capitalized during the three or nine months ended August 31, 2012 and 2011.
As of August 31, 2012, there was $121.8 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested stock-based awards that will be recognized over a weighted average period of approximately 1.2 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
Restricted Stock Units (RSUs). The following table summarizes RSU activity during the nine months ended August 31, 2012.

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands)
Balances, November 30, 2011	2,898	$66.74
Granted	1,308	$87.51
Vested	(1,119)	$61.01
Forfeited	(142)	$75.60
Balances, August 31, 2012	2,945	$77.71
The total fair value of RSUs that vested during the nine months ended August 31, 2012 was $103.7 million based on the weighted-average fair value on the vesting date.

9.	Income Taxes

Our effective tax rate is estimated based upon the effective tax rate expected to be applicable for the full fiscal year.
Our effective tax rate for the three and nine months ended August 31, 2012 was 14.3 percent and 18.8 percent, respectively, compared to 16.7 percent and 19.9 percent for the same periods of 2011. The lower 2012 rates reflect the benefits from discrete period items, including a reduction in the statutory tax rate in the United Kingdom, as well as domestic pre-tax income being a lesser portion of global pre-tax income in the period.

10.	Debt

On August 29, 2012, we exercised an expansion feature under our syndicated bank credit agreement (the Credit Facility) to increase our borrowing capacity under the revolver to $1.0 billion. We also increased our term loan borrowings under the Credit Facility to $513 million. All borrowings under the Credit Facility are unsecured. The loan and revolver included in the Credit Facility have a five-year term ending in January 2016. The interest rates for borrowings under the Credit Facility will be the applicable LIBOR plus 1.00% to 1.75%, depending upon our Leverage Ratio, which is defined as the ratio of Consolidated Funded Indebtedness to rolling four-quarter Consolidated Earnings Before Interest Expense, Taxes, Depreciation and Amortization (EBITDA), as defined in the Credit Facility. A commitment fee on any unused balance is payable periodically and ranges from 0.15% to 0.30% based upon our Leverage Ratio. The Credit Facility contains certain financial and other covenants, including a maximum Leverage Ratio and a maximum Interest Coverage Ratio, as defined in the Credit Facility.

On August 29, 2012, we also entered into a new $250 million interest-only term loan agreement. The loan has a two-and-a-half year term ending in March 2015, and borrowings under the loan are unsecured. The interest for borrowing under the term loan, as well as certain financial and other covenants, including a maximum Leverage Ratio and a maximum Interest Coverage ratio, are identical to the existing Credit Facility term loan.

As of August 31, 2012, we were in compliance with all of the covenants in the Credit Facility and had approximately $250 million of outstanding borrowings under the revolver at a current annual interest rate of 1.50% and approximately $756 million of outstanding borrowings under the term loans at a current weighted average annual interest rate of 1.53%. We have classified $127 million of revolver borrowings as long-term and $123 million as short-term based upon our current estimate of expected repayments for the next twelve months. Short-term debt also includes $46 million of scheduled term loan principal repayments over the next twelve months. We had approximately $0.5 million of outstanding letters of credit under the Credit Facility as of August 31, 2012.

The carrying value of our short-term and long-term debt approximates their fair value.

11.	Pensions and Postretirement Benefits

We sponsor a non-contributory, defined-benefit retirement plan (the U.S. RIP) for all of our U.S. employees who have at least one year of service and who were hired or acquired before January 1, 2012. We also have a frozen defined-benefit pension plan (the U.K. RIP) that covers certain employees of a subsidiary based in the United Kingdom. We also have an unfunded Supplemental Income Plan (SIP), which is a non-qualified pension plan, for certain U.S. employees who earn over a federally stipulated amount. Benefits for all three plans are generally based on years of service and either average or cumulative base compensation. Plan funding strategies are influenced by employee benefit laws and tax laws. The U.K. RIP includes a provision for employee contributions and inflation-based benefit increases for retirees.

During the fourth quarter of 2011, we changed our method of accounting for actuarial gains and losses related to our pension and other postretirement benefit plans. Under the new method, the net actuarial gains or losses in excess of a corridor amount will be recognized immediately in our operating results during the fourth quarter of each fiscal year.

During the first quarter of 2012, we accelerated plan funding by contributing $65 million to the U.S. RIP. Approximately $57 million of this contribution allowed us to bring all deficit funding current through November 30, 2011 and pay fees and expenses associated with the third-party annuity contracts, with the remaining $8 million used to fund estimated 2012 pension service costs.

Our net periodic pension expense (income) for the three and nine months ended August 31, 2012 and 2011, respectively, was comprised of the following (in thousands):

	Three Months Ended August 31, 2012				Three Months Ended August 31, 2011
	U.S. RIP	U.K. RIP	SIP	Total	U.S. RIP	U.K. RIP	SIP	Total
Service costs incurred	2,544	$33	$47	$2,624	$2,109	$25	$36	2,170
Interest costs on projected benefit obligation	1,736	422	97	2,255	2,969	484	99	3,552
Expected return on plan assets	(2,122)	(551)	—	(2,673)	(4,096)	(581)	—	(4,677)
Amortization of prior service cost	(336)	—	(2)	(338)	(337)	—	(2)	(339)
Amortization of transitional obligation/(asset)	—	—	11	11	—	—	11	11
Special termination benefits	—	—	—	—	—	—	60	60
Net periodic pension expense (income)	$1,822	$(96)	$153	$1,879	$645	$(72)	$204	$777

	Nine Months Ended August 31, 2012				Nine Months Ended August 31, 2011
	U.S. RIP	U.K. RIP	SIP	Total	U.S. RIP	U.K. RIP	SIP	Total
Service costs incurred	7,632	$99	$141	$7,872	$6,328	$79	$105	6,512
Interest costs on projected benefit obligation	5,208	1,277	291	6,776	8,907	1,463	297	10,667
Expected return on plan assets	(6,366)	(1,666)	—	(8,032)	(12,291)	(1,757)	—	(14,048)
Amortization of prior service cost	(1,008)	—	(6)	(1,014)	(1,008)	—	(6)	(1,014)
Amortization of transitional obligation/(asset)	—	—	31	31	—	—	32	32
Special termination benefits	—	—	—	—	—	—	60	60
Net periodic pension expense (income)	$5,466	$(290)	$457	$5,633	$1,936	$(215)	$488	$2,209
We sponsor a contributory postretirement medical plan. The plan grants access to group rates for retiree-medical coverage for all U.S. employees who leave IHS after age 55 with at least 10 years of service. Additionally, we subsidize the cost of coverage for retiree-medical coverage for certain grandfathered employees. Our subsidy is capped at different rates per month depending on individual retirees’ Medicare eligibility.
Our net periodic postretirement expense was comprised of the following for the three and nine months ended August 31, 2012 and 2011, respectively (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2012	2011	2012	2011
Service costs incurred	$4	$7	$13	$21
Interest costs on projected benefit obligation	118	132	352	396
Amortization of prior service cost	—	(81)	—	(243)
Net periodic postretirement expense	$122	$58	$365	$174

12.	Earnings per Share

Basic earnings per share (EPS) is computed on the basis of the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common shares.
Weighted average common shares outstanding for the three and nine months ended August 31, 2012 and 2011, respectively, were calculated as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2012	2011	2012	2011
Weighted average common shares outstanding:
Shares used in basic EPS calculation	65,992	65,022	65,795	64,864
Effect of dilutive securities:
Restricted stock units	790	616	770	609
Stock options and other stock-based awards	26	39	37	82
Shares used in diluted EPS calculation	66,808	65,677	66,602	65,555

13.	Derivatives

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

Since our swaps are not listed on an exchange, we have evaluated fair value by reference to similar transactions in active markets; consequently, we have classified the swaps within Level 2 of the fair value measurement hierarchy. As of August 31, 2012, the fair market value of our swaps was a loss of $3.8 million, and the current mark-to-market loss position is recorded in other liabilities in the consolidated balance sheets.

14.	Goodwill and Intangible Assets

The following table presents details of our intangible assets, other than goodwill, as of August 31, 2012 and November 30, 2011 (in thousands):

	As of August 31, 2012			As of November 30, 2011
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Information databases	$290,490	$(130,523)	$159,967	$259,524	$(105,078)	$154,446
Customer relationships	269,110	(57,835)	211,275	210,940	(43,468)	167,472
Non-compete agreements	4,571	(2,414)	2,157	8,515	(5,754)	2,761
Developed computer software	141,686	(42,560)	99,126	123,566	(25,718)	97,848
Other	51,512	(11,125)	40,387	27,667	(5,958)	21,709
Total	$757,369	$(244,457)	$512,912	$630,212	$(185,976)	$444,236
Intangible assets not subject to amortization:
Trademarks	64,498	—	64,498	69,539	—	69,539
Perpetual licenses	1,187	—	1,187	1,174	—	1,174
Total intangible assets	$823,054	$(244,457)	$578,597	$700,925	$(185,976)	$514,949

Intangible assets amortization expense was $21.7 million for the three months and $60.8 million for the nine months ended August 31, 2012, as compared with $16.6 million for the three months and $44.3 million for the nine months ended August 31, 2011. The following table presents the estimated future amortization expense related to intangible assets held as of August 31, 2012 (in thousands):

Year	Amount
Remainder of 2012	$21,750
2013	82,810
2014	72,016
2015	66,292
2016	64,991
Thereafter	205,053
Changes in our goodwill and gross intangible assets from November 30, 2011 to August 31, 2012 were primarily the result of our recent acquisition activities, in addition to foreign currency translation. The change in net intangible assets was primarily due to the addition of intangible assets associated with the acquisitions described in Note 2, Business Combinations, partially offset by current year amortization.

15.	Segment Information

We prepare our financial reports and analyze our business results within our three reportable geographic segments: Americas, EMEA, and APAC. We evaluate segment performance primarily at the revenue and operating profit level for each of these three segments. We also evaluate revenues by transaction type and information domain.
Information about the operations of our three segments is set forth below. No single customer accounted for 10% or more of our total revenue for the three and nine months ended August 31, 2012 and 2011. There are no material inter-segment revenues for any period presented. Certain corporate transactions are not allocated to the reportable segments, including such items as stock-based compensation expense, net periodic pension and postretirement expense (income), corporate-level impairments, and gain (loss) on sale of corporate assets.

	Americas	EMEA	APAC	Shared Services	Consolidated Total
	(In thousands)
Three Months Ended August 31, 2012
Revenue	$232,369	$108,505	$44,735	$—	$385,609
Operating income	70,086	24,590	10,001	(48,417)	56,260
Depreciation and amortization	23,281	5,988	390	1,731	31,390
Three Months Ended August 31, 2011
Revenue	$205,728	$95,946	$37,044	$—	$338,718
Operating income	57,484	18,858	10,911	(35,575)	51,678
Depreciation and amortization	18,082	4,772	48	594	23,496

	Americas	EMEA	APAC	Shared Services	Consolidated Total
	(In thousands)
Nine Months Ended August 31, 2012
Revenue	$669,757	$321,438	$124,316	$—	$1,115,511
Operating income	190,071	69,553	29,489	(137,302)	151,811
Depreciation and amortization	65,039	16,169	711	4,764	86,683
Nine Months Ended August 31, 2011
Revenue	$580,189	$275,446	$99,347	$—	$954,982
Operating income	161,459	55,104	29,037	(99,296)	146,304
Depreciation and amortization	47,510	13,062	134	1,705	62,411
Revenue by transaction type was as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2012	2011	2012	2011
Subscription revenue	$294,516	$263,916	$855,160	$747,907
Non-subscription revenue	91,093	74,802	260,351	207,075
Total revenue	$385,609	$338,718	$1,115,511	$954,982

Revenue by information domain was as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2012	2011	2012	2011
Energy revenue	$180,072	$142,608	$520,958	$403,703
Product Lifecycle (PLC) revenue	129,475	114,140	364,295	321,124
Security revenue	30,280	32,204	87,524	88,570
Environment revenue	24,738	25,235	71,878	68,778
Macroeconomic Forecasting and Intersection revenue	21,044	24,531	70,856	72,807
Total revenue	$385,609	$338,718	$1,115,511	$954,982

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Summary

Business Overview

We are the leading source of information, insight, and analytics in critical areas that shape today's business landscape. Businesses and governments in more than 165 countries around the globe rely on our comprehensive content, expert independent analysis, and flexible delivery methods to make high-impact decisions and develop strategies with speed and confidence. We have been in business since 1959, incorporated in the State of Delaware in 1994, and became a publicly traded company on the New York Stock Exchange in 2005. Headquartered in Englewood, Colorado, USA, we employ more than 6,000 people in more than 30 countries around the world.

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

Our business has seasonal aspects. Our fourth quarter typically generates our highest quarterly levels of revenue and profit. Conversely, our first quarter generally has our lowest levels of revenue and profit. These trends have been further amplified by the product mix from recent acquisitions, which tend to generate a larger proportion of their sales in the fourth quarter. We also experience event-driven seasonality in our business; for instance, IHS CERAWeek, an annual energy executive gathering, is held during our second quarter. Another example is the triennial release of the Boiler Pressure Vessel Code (BPVC) engineering standard, which generates revenue for us predominantly in the third quarter of every third year. The BPVC benefit most recently occurred in the third quarter of 2010.

We are investing in our business at the highest rate in our company's history through a series of initiatives designed to boost colleague productivity, increase efficiencies, develop new and enhanced products, and create scalable platforms designed to accommodate future revenue growth without having to incur proportional increases in costs to support that growth.  These initiatives include, but are not limited to:

•
Vanguard – Vanguard is our program for consolidating and standardizing billing systems, general ledgers, sales-force automation capabilities, and all supporting business processes.  We implemented the first two releases of Vanguard in calendar 2011 and completed our third release in June 2012.  Approximately 60 percent of our revenue transactions now flow through our Vanguard system. We are working to migrate all of our remaining businesses to Vanguard during the next three quarters.

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

Global Operations

Approximately 50 percent of our revenue is transacted outside of the United States; however, only about 30 percent of our revenue is transacted in currencies other than the U.S. dollar. As a result, a strengthening U.S. dollar relative to certain currencies has a negative impact on our revenue; conversely, a weakening U.S. dollar has a positive impact on our revenue. However, the impact on operating income is diminished due to certain operating expenses denominated in currencies other than the U.S. dollar. Our largest foreign currency exposures, in order of magnitude, are the British Pound, the Canadian Dollar, and the Euro. We saw an increasingly adverse impact from currency fluctuations for the third quarter of 2012, and foreign currency movements have now had a negative $10 million impact on our year-to-date 2012 revenue results in comparison to prior year rates.

Global economic conditions are continuing to put downward pressure on our business. While the challenging economic environment is not having a significant impact on our subscription business in terms of renewals or cancellations, we are seeing some adverse impacts on new business development, the non-subscription business, and in the EMEA region in particular.

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

EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA are used by many of our investors, research analysts, investment bankers, and lenders to assess our operating performance. For example, a measure similar to Adjusted EBITDA is required by the lenders under our term loan and revolving credit agreement. We define EBITDA as net income plus or minus net interest, plus provision for income taxes, depreciation, and amortization. Our definition of Adjusted EBITDA further excludes (i) non-cash items (e.g., stock-based compensation expense and non-cash pension and postretirement expense) and (ii) items that management does not consider to be useful in assessing our operating performance (e.g., acquisition-related costs, restructuring charges, income or loss from discontinued operations, pension settlement and mark-to-market adjustments, and gain or loss on sale of assets).

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

Results of Operations

Total Revenue

Third quarter 2012 revenue increased 14 percent compared to the third quarter of 2011, and our year-to-date 2012 revenue increased 17 percent compared to the same period of 2011. The table below displays the percentage point change in revenue due to organic, acquisitive, and foreign currency factors when comparing the three and nine months ended August 31, 2012 to the three and nine months ended August 31, 2011.

	Three Month Change			Nine Month Change
(All amounts represent percentage points)	Organic	Acquisitive	Foreign Currency	Organic	Acquisitive	Foreign Currency
Increase in total revenue	5%	11%	(2)%	5%	13%	(1)%

The five percent organic revenue growth for the third quarter of 2012 was primarily attributable to continued strength in our subscription-based business, which has consistently provided an organic revenue growth rate of seven percent or higher over the last nine quarters. Non-subscription revenue had a negative five percent organic growth rate in the third quarter of 2012.

The five percent organic revenue growth for the nine months ended August 31, 2012 was also due to the strength of the subscription-based business. The subscription-based business increased eight percent organically, while the non-subscription businesses had mixed results.

The acquisition-related revenue growth for the quarter was primarily due to acquisitions we have made in the last twelve months, including the following:

•	Seismic Micro-Technology in the third quarter of 2011;

•	Purvin & Gertz in the fourth quarter of 2011;

•	Displaybank Co., Ltd.; the CAPS™ electronic components database and tools business; IMS Group Holdings Ltd.; BDW Automotive GmbH; and XēDAR Corporation in the second quarter of 2012; and

•	CyberRegs, GlobalSpec, Inc., and Invention Machine in the third quarter of 2012.

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

Revenue by Segment (geography)

	Three Months Ended August 31,		Percentage Change	Nine Months Ended August 31,		Percentage Change
(In thousands, except percentages)	2012	2011		2012	2011
Americas revenue	$232,369	$205,728	13%	$669,757	$580,189	15%
As a percent of total revenue	60%	61%		60%	61%
EMEA revenue	108,505	95,946	13%	321,438	275,446	17%
As a percent of total revenue	28%	28%		29%	29%
APAC revenue	44,735	37,044	21%	124,316	99,347	25%
As a percent of total revenue	12%	11%		11%	10%
Total revenue	$385,609	$338,718	14%	$1,115,511	$954,982	17%

The percentage change in each geography segment is due to the factors described in the following table.

	Three Month Change			Nine Month Change
(All amounts represent percentage points)	Organic	Acquisitive	Foreign Currency	Organic	Acquisitive	Foreign Currency
Americas revenue	2%	11%	(1)%	4%	12%	(1)%
EMEA revenue	8%	9%	(4)%	7%	12%	(2)%
APAC revenue	11%	12%	(1)%	9%	17%	(1)%

For the three and nine months of 2012, continued strength in our subscription-based offerings was the primary reason for the organic growth in all three regions. Organic growth for the Americas continued to be driven by subscriptions, which had a seven percent growth rate for the three and nine months of 2012. Non-subscription organic growth slowed particularly in the third quarter, which reflects significant increases in sales cycles and delays in customer decisions on key projects, primarily across software and services. Organic subscription revenue growth for EMEA had a nine percent growth rate in the second quarter of 2012, which slowed to a seven percent growth rate in the third quarter of 2012, reflecting weakening market conditions in the region. EMEA organic non-subscription revenue growth partially offset some of the subscription weakening, primarily because of seasonal events in the region. APAC organic subscription revenue growth continues to be strong, reflecting a good return on our investment in the region. APAC organic non-subscription revenue growth was negatively impacted in the third quarter as supply chains and economic growth slowed in Japan and China.

Revenue by Transaction Type

	Three Months Ended August 31,		Percentage Change	Nine Months Ended August 31,		Percentage Change
(In thousands, except percentages)	2012	2011		2012	2011
Subscription revenue	$294,516	$263,916	12%	$855,160	$747,907	14%
As a percent of total revenue	76%	78%		77%	78%
Non-subscription revenue	91,093	74,802	22%	260,351	207,075	26%
As a percent of total revenue	24%	22%		23%	22%
Total revenue	$385,609	$338,718	14%	$1,115,511	$954,982	17%

We summarize our transaction type revenue into the following two categories:

•	Subscription revenue represents the significant majority of our revenue, and is comprised of subscriptions to our various information offerings and software maintenance.

•
Non-subscription revenue represents consulting services (e.g. research and analysis, modeling, and forecasting), single-document product sales, software license sales and associated services, conferences and events, and advertising.

Relative to the 12 percent subscription revenue growth for the third quarter, approximately eight percent is due to organic growth. This trend is especially important for us, as 76 percent of our third quarter 2012 revenue came from our subscription base. We are seeing good traction in our pricing practices and we are effectively managing the level of discounting. Renewal rates remain steady, but as sales cycles have lengthened, we are not seeing the level of acceleration in new subscriptions we had expected. New customer growth has positive momentum in APAC, but is slower than expected in the Americas and EMEA. The non-subscription portion of our business decreased five percent organically during the quarter. Non-subscription performance slowed in key service lines and in new license revenues as sales cycles extended for customers' discretionary capital and expense items.

Relative to the 14 percent subscription revenue growth for the nine months of 2012, approximately eight percent is due to organic growth. The non-subscription portion of our business decreased four percent organically during the nine months. Part of the decrease is due to the fact that our non-subscription business, including enterprise software license sales, tends to have more volatility from quarter to quarter based on deal size, transaction timing, and events. For example, in the first quarter of 2012, we decided not to hold a chemical event because it was both unprofitable and non-strategic to us. In the second quarter of 2012, we held a new chemical conference (WPC) and had a successful IHS CERAWeek. For these reasons, we typically evaluate our non-subscription performance on a full-year basis.

Our non-subscription products and services are important to us, as they complement our subscription business in creating strong and comprehensive customer relationships.

Operating Expenses

The following table shows our operating expenses and the associated percentages of revenue.

	Three Months Ended August 31,		Percentage Change	Nine Months Ended August 31,		Percentage Change
(In thousands, except percentages)	2012	2011		2012	2011
Operating expenses:
Cost of revenue	$153,746	$144,014	7%	$465,607	$411,885	13%
As a percent of revenue	40%	43%		42%	43%
SG&A expense	$138,519	$117,352	18%	$390,540	$324,792	20%
As a percent of revenue	36%	35%		35%	34%
Depreciation and amortization expense	$31,390	$23,496	34%	$86,683	$62,411	39%
As a percent of revenue	8%	7%		8%	7%
Supplemental information:
SG&A expense excluding stock-based compensation	$109,469	$95,782	14%	$304,075	$263,617	15%
As a percent of revenue	28%	28%		27%	28%

Cost of Revenue and Sales Margins

For the three and nine months ended August 31, 2012, compared to 2011, cost of revenue grew at a slower pace than the increase in revenue. Total sales margins, which we define as revenue less cost of sales, divided by total sales, increased in total due to careful cost management. APAC sales margin has decreased as a result of investments in the region as we continue to expand our presence there. The following table shows the sales margin percentages and percentage point change by operating segment.

	Three Months Ended August 31,		Percentage Change	Nine Months Ended August 31,		Percentage Change
(Percentages)	2012	2011		2012	2011
Americas sales margin	63.5%	58.7%	4.8%	61.7%	58.2%	3.5%
EMEA sales margin	56.6%	54.3%	2.3%	54.2%	54.1%	0.1%
APAC sales margin	55.2%	62.3%	(7.1)%	54.7%	60.6%	(5.9)%
Total sales margin	60.1%	57.5%	2.6%	58.3%	56.9%	1.4%

We anticipate that sales margin expansion will increase slightly for the near term.

Selling, General and Administrative (SG&A) Expense

We evaluate our SG&A expense excluding stock-based compensation expense. For the three and nine months ended August 31, 2012, compared to August 31, 2011, the increase in SG&A is due to acquisitions and costs associated with organic revenue growth. As a percentage of revenue, SG&A expense for the three and nine months ended August 31, 2012, remained relatively flat compared to the prior year. We expect to continue to invest only where necessary to drive scale and growth in key industries and core markets.

For the three and nine months ended August 31, 2012, compared to August 31, 2011, stock-based compensation expense increased as a result of an increase in the number of employees, an increase in the stock price, and the timing of stock grants.

Depreciation and Amortization Expense

For the three and nine months ended August 31, 2012, compared to 2011, depreciation and amortization expense increased primarily due to the increase in depreciable and amortizable assets from capital expenditures and acquisitions.

Restructuring

Please refer to Note 5 to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q for a discussion of our restructuring activities. During the first nine months of 2012, we incurred approximately $12.1 million of restructuring charges for direct and incremental costs associated with the consolidation of positions to our Centers of Excellence, the elimination of positions related to other identified operational efficiencies, and the consolidation of legacy data centers, including certain contract termination costs. It included the movement or elimination of approximately 190 positions. We expect to continue to incur costs related to these and other similar activities in future periods, resulting in additional restructuring charges.

Acquisition-related Costs

Please refer to Note 6 to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q for a discussion of costs associated with our integration and other acquisition-related activities. During the first nine months of 2012, we incurred approximately $3.5 million of acquisition-related costs, respectively, for direct and incremental costs associated with recent acquisitions, including legal and professional fees, the elimination of certain positions, and a facility closure. Because acquisitions are a key component of our growth strategy, we expect that we will continue to perform similar activities for future acquisitions.

Pension and Postretirement Expense

For the three and nine months ended August 31, 2012, compared to 2011, net periodic pension and postretirement expense increased due to higher service costs and lower expected returns on plan assets, partially offset by lower interest costs. In the fourth quarter of 2012, we expect to incur additional pension expense of approximately $13 to $17 million associated with the settlement charge for the payment of lump sum distributions and the fourth quarter mark-to-market pension adjustment.

Operating Income by Segment (geography)

	Three Months Ended August 31,		Percentage Change	Nine Months Ended August 31,		Percentage Change
(In thousands, except percentages)	2012	2011		2012	2011
Americas operating income	$70,086	$57,484	22%	$190,071	$161,459	18%
As a percent of segment revenue	30%	28%		28%	28%
EMEA operating income	24,590	18,858	30%	69,553	55,104	26%
As a percent of segment revenue	23%	20%		22%	20%
APAC operating income	10,001	10,911	(8)%	29,489	29,037	2%
As a percent of segment revenue	22%	29%		24%	29%
Shared services operating expense	(48,417)	(35,575)		(137,302)	(99,296)
Total operating income	$56,260	$51,678	9%	$151,811	$146,304	4%
As a percent of total revenue	15%	15%		14%	15%

For the three months ended August 31, 2012, compared to 2011, operating income as a percentage of revenue for the Americas segment increased primarily because of cost management in the region. For the first nine months of 2012, compared to 2011, the Americas segment operating income has been relatively flat as a percentage of revenue, with increases from cost management being offset by increased restructuring charges. For the three and nine months ended August 31, 2012, compared to 2011, the EMEA segment operating income has begun to increase as a result of cost management efforts. For the three and nine months ended August 31, 2012, APAC operating income as a percentage of revenue has decreased because of continued

cost of revenue and SG&A investment to drive growth opportunities in this emerging market.

Provision for Income Taxes

Our effective tax rate for the three and nine months ended August 31, 2012 was 14.3 percent and 18.8 percent, respectively, compared to 16.7 percent and 19.9 percent for the same periods of 2011. The lower 2012 rates reflect the benefits from discrete period items, including a reduction in the statutory tax rate in the United Kingdom, as well as domestic pre-tax income being a lesser portion of global pre-tax income in the period.

We currently expect that our full year effective tax rate will be approximately 20 percent.

EBITDA and Adjusted EBITDA (non-GAAP measures)

All of the reconciling items included in the following table are either (i) non-cash items (e.g., depreciation and amortization, stock-based compensation, non-cash pension and postretirement expense) or (ii) items that we do not consider to be useful in assessing our operating performance (e.g., income taxes, acquisition-related costs, restructuring charges, income or loss from discontinued operations, pension settlement and mark-to-market adjustments, and gain or loss on sale of assets). In the case of the non-cash items, we believe that investors can better assess our operating performance if the measures are presented without such items because, unlike cash expenses, these adjustments do not affect our ability to generate free cash flow or invest in our business. For example, by eliminating depreciation and amortization in calculating EBITDA, users can compare operating performance without regard to different accounting determinations such as useful life. In the case of the other items, we believe that investors can better assess operating performance if the measures are presented without these items because their financial impact does not reflect ongoing operating performance.

	Three Months Ended August 31,		Percentage Change	Nine Months Ended August 31,		Percentage Change
(In thousands, except percentages)	2012	2011		2012	2011
Net income	$44,082	$40,809	8%	$111,748	$112,687	(1)%
Interest income	(255)	(163)		(674)	(654)
Interest expense	5,057	2,967		14,837	6,774
Provision for income taxes	7,384	8,183		25,908	27,951
Depreciation and amortization	31,390	23,496		86,683	62,411
EBITDA	$87,658	$75,292	16%	$238,502	$209,169	14%
Stock-based compensation expense	30,538	22,424		90,932	63,813
Restructuring charges	967	—		12,080	702
Acquisition-related costs	2,104	1,540		3,472	6,089
Non-cash net periodic pension and postretirement expense	—	703		—	2,110
Income from discontinued operations, net	(8)	(118)		(8)	(454)
Adjusted EBITDA	$121,259	$99,841	21%	$344,978	$281,429	23%
Adjusted EBITDA as a percentage of revenue	31.4%	29.5%		30.9%	29.5%

Our Adjusted EBITDA for the three and nine months of 2012 increased primarily because of our organic subscription revenue growth, acquisitions, and the leverage in our business model. We continue to invest substantially both in the core business and in key transformative initiatives while maintaining a careful focus on cost management.

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

Financial Condition

(In thousands, except percentages)	As of August 31, 2012	As of November 30, 2011	Dollar change	Percent change
Accounts receivable, net	$289,548	$326,009	$(36,461)	(11)%
Accrued compensation	45,140	57,516	(12,376)	(22)%

We have historically experienced seasonal decreases in our accounts receivable balance in the second and third quarters, as we typically have the most subscription renewals in our fiscal first and fourth quarters. This trend has continued in 2012. The change in accrued compensation was primarily due to the 2011 bonus payout made in early 2012.
Liquidity and Capital Resources

As of August 31, 2012, we had cash and cash equivalents of $298 million, of which approximately $254 million is currently held by our foreign subsidiaries. The cash held by our foreign subsidiaries is not available to fund domestic operations, as we have deemed the earnings of those subsidiaries to be indefinitely reinvested. We also had $1 billion of debt as of August 31, 2012, which has contributed to an increase in interest expense in 2012, and which will continue to result in increased interest expense for the near future. We have generated strong cash flows from operations over the last few years. On a trailing twelve-month basis, our conversion of Adjusted EBITDA to free cash flow was 72 percent after excluding the one-time pension deficit funding described below. Because of our cash, debt, and cash flow positions, as well as the additional financing that we secured in August 2012, we believe we will have sufficient cash to meet our working capital and capital expenditure needs.

Historically, we were not required to make cash contributions to our U.S. RIP pension plan because of its funded status. However, due to the global economic downturn, which negatively impacted the returns on our pension assets, and historically low interest rates, which negatively affected our pension liability, we were required to make a cash contribution to our U.S. RIP in fiscal 2012. In considering that requirement and the various changes to our pension strategy, including the annuitization of retiree pension obligations, bringing our pension deficit current, and funding our 2012 pension costs, we made a $65 million contribution to the pension plan in December 2011. Approximately $57 million of the contribution was used for the annuitization and bringing our deficit current, with the remaining $8 million used to fund expected 2012 pension costs. In fiscal 2013, we expect to begin contributing approximately $10 million per year to the U.S. RIP to cover current service costs, in addition to the current funding we provide to the other benefit plans.

Our future capital requirements will depend on many factors, including the level of future acquisitions, the need for additional facilities or facility improvements, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products, changing technology, investments in our internal business applications, and the continued market acceptance of our offerings. We could be required, or could elect, to seek additional funding through public or private equity or debt financing for any possible future acquisitions; however, additional funds may not be available on terms acceptable to us. We continue to manage our rate of capital expenditures as a percentage of revenue to focus on completion of our Vanguard implementation and investments in sales systems and new product platforms.

Cash Flows

	Nine Months Ended August 31,
(In thousands, except percentages)	2012	2011	Dollar change	Percent change
Net cash provided by operating activities	$246,256	$253,242	$(6,986)	(3)%
Net cash used in investing activities	(361,067)	(752,402)	391,335	(52)%
Net cash provided by financing activities	183,623	493,600	(309,977)	(63)%

The decrease in net cash provided by operating activities was principally due to the pension funding contribution we made in December 2011, offset in part by increased billings and collections in the first nine months of 2012. Our subscription-based business model continues to be a cash flow generator that is aided by positive working capital characteristics that do not generally require substantial working capital increases to support our growth, as well as relatively low levels of required capital expenditures.

The decrease in net cash used in investing activities was principally due to the higher level of acquisitions we made in the first nine months of 2011 compared to the first nine months of 2012.

The decrease in net cash provided by financing activities for the nine months of 2012 was principally due to borrowings on the credit line that we used to fund the acquisition of SMT in August 2011.

Free Cash Flow (non-GAAP measure)

The following table reconciles our non-GAAP free cash flow measure to net cash provided by operating activities.

	Nine Months Ended August 31,
(In thousands, except percentages)	2012	2011	Dollar change	Percent change
Net cash provided by operating activities	$246,256	$253,242
Capital expenditures on property and equipment	(49,699)	(45,373)
Free cash flow	$196,557	$207,869	$(11,312)	(5)%

The decrease in free cash flow was primarily due to the $65 million pension contribution we made in the first quarter of 2012, partially offset by continued improvements in our business. Our free cash flow has historically been very healthy, and we expect that it will continue to be a significant source of funding for our business strategy of growth through organic and acquisitive means.

Credit Facility and Other Debt

Please refer to Note 10 to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q for a discussion of the current status of our term loans and revolving credit agreement, including the recent expansion of our Credit Facility and the completion of a new term loan arrangement.

We utilized the proceeds from the August 29, 2012 term loan transactions to reduce the outstanding borrowings under the revolver; consequently, there was no net increase to our debt position as a result of the transactions. The additional capacity created within the revolver will be used for general corporate purposes, including acquisitions and working capital.

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

We are in the process of converting to a new enterprise resource planning (ERP) system, which we are performing through a phased implementation approach. During the fiscal quarter ended February 29, 2012, we went live on a significant phase of the implementation, which included aspects of financial reporting and shared service center functions and processes on a global scale. During the fiscal quarter ended August 31, 2012, we went live on another significant phase of the implementation, and approximately 60% of our revenue transactions now flow through our new ERP system. We believe that the new ERP system and related changes to processes and internal controls will enhance our internal control over financial reporting while providing us with the ability to scale our business. We have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during 2012 and will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides detail about our share repurchases during the three months ended August 31, 2012.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
June 1 - June 30, 2012	10,065	$97.24	—	1,000,000
July 1 - July 31, 2012	23,713	106.73	—	1,000,000
August 1 - August 31, 2012	22,851	110.88	—	1,000,000
Total share repurchases	56,629	$106.72	—
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

Item 6.	Exhibits

(a)	Index of Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description
10.1	Credit Agreement dated as of August 29, 2012 among IHS Inc., IHS Global Inc., Royal Bank of Canada, and Bank of America, N.A.

31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

32	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 24, 2012.

IHS INC.

By:	/s/ Heather Matzke-Hamlin
	Name:	Heather Matzke-Hamlin
	Title:	Senior Vice President and Chief Accounting Officer