Form 10-K
period 2012-11-30
IHS Inc.
filed 2013-01-18
CIK 1316360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________
FORM 10-K
  ___________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2012

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the closing price for the Common Stock as reported on the New York Stock Exchange composite tape on the last business day of the registrant's most recently completed second fiscal quarter, was approximately $3.8 billion. All executive officers, directors, and holders of 5% or more of the outstanding Common Stock of the registrant have been deemed, solely for purposes of the foregoing calculation, to be "affiliates" of the registrant.
As of December 31, 2012, there were 65,618,270 shares of our Class A Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of the Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement on Schedule 14A for the Annual Meeting of Stockholders to be held on April 11, 2013, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant's fiscal year.

Forward-Looking Statements

We have made statements under the captions “Risk Factors,” “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and “Properties” and in other sections of this Form 10-K that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of these terms, and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties, and assumptions, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance, or achievements to differ materially from the results, level of activity, performance, or achievements expressed or implied by the forward-looking statements. In particular, you should consider the risks outlined under “Risk Factors.”

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

The forward-looking statements in this report speak only as of the date of this report. We do not intend to update any of these forward-looking statements after the date of this Form 10-K to conform our prior statements to actual results or revised expectations.

* * * *

Fiscal Year End

Our fiscal year ends on November 30 of each year. Unless otherwise indicated, references in this Annual Report to an individual year means the fiscal year ended November 30. For example, “2012” refers to the fiscal year ended November 30, 2012.

PART I

Item 1. Business

Overview

IHS (NYSE: IHS) is a leading source of information, insight and analytics in critical areas that shape today's business landscape. Businesses and governments in more than 165 countries around the globe rely on the comprehensive content, expert independent analysis and flexible delivery methods of IHS to make high-impact decisions and develop strategies with speed and confidence. IHS has been in business since 1959 and became a publicly traded company on the New York Stock Exchange in 2005. Headquartered in Englewood, Colorado, USA, IHS is committed to sustainable, profitable growth and employs more than 6,000 people in 31 countries around the world.

Vision

Our vision is to be the Source for Critical Information and Insight that powers growth and value for our customers. We intend to be the source that customers trust, rely upon and come to first when they need to better understand the present and anticipate the future.

Corporate Objectives

To achieve our vision to be the Source for Critical Information and Insight, we have established five inter-dependent objectives upon which we focus our efforts, as described below. We externally benchmark our progress annually against these five objectives. To measure customer satisfaction (which we refer to as Customer Delight) and colleague success, we use third-party surveys and develop goals based on those metrics. For 2013, our corporate objectives are the following:

•	Improve Customer Delight;
•Foster a culture that enables colleague success;
•Deliver profitable top- and bottom-line growth;
•Provide an opportunity for stockholder success relative to our peer group; and
•Improve corporate sustainability and responsibility.

Customer Centric Organization with Geographic Segments

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

Our integrated global organization makes it easier for our customers to do business with us by providing a cohesive, consistent, and effective sales-and-marketing approach in each local region. By structuring our business around customers and the regions in which they reside, we are better able to serve the specific needs of our customers in their local markets and globally. We believe a regional structure provides a solid foundation for profitable growth as it provides an efficient method of bringing new products and services to customers and supports growth in existing accounts and with new customers and markets. Within each region, we align sales, marketing, and IHS solutions by industry sectors where we can add distinct value to our customers. We provide solutions within five customer workflows that target critical customer functions and decision processes that cross each of our industry sectors. These five customer workflows are Strategy, Planning, and Analysis; Energy Technical; Product Design; Supply Chain; and Environment, Health, Safety & Sustainability (EHS&S). This approach allows the delivery of integrated IHS solutions to each customer that includes each of our workflow offerings as we support each customer's operating, capital, and strategic decision processes.

Our Core Competency: Transforming Data into Critical Information and Insight

Companies are flooded with data because of the countless sources available today, including internal information, Internet, news media, government, and external companies. More than ever before, business leaders are required to make decisions that will materially affect their company using this unrefined data.

Our core competency is sourcing data and transforming it into critical information and insight that businesses,

governments, and others use to make high-impact decisions with confidence. IHS is a sought-after resource for those who require and demand the most accurate and expertly analyzed information available. We are dedicated to providing the information and expert analyses our customers need to make critical decisions that drive growth and value for their operations.

By integrating and connecting our information, analytics, and research and analysis with proprietary and widely used decision-support technology on scalable platforms, we produce critical information solutions designed to meet our customers' needs. Our product development teams have also created proprietary web services and application interfaces that enhance access to our information. These services allow our customers to integrate our information with other data, business processes, and applications (e.g., computer-aided design, enterprise resource planning, supply chain management, and product data/lifecycle management).

IHS clients benefit from a compelling concentration of intellectual wealth and thought leadership throughout a multitude of industries. Through our single, integrated, global Research and Analysis team of more than 1,500 researchers, analysts, and economists across key industries, we believe IHS is one of the leading independent providers of strategic research to customers around the world.

We convert raw data into information through a series of transformational steps that reduce the uncertainty that is inherent in unrefined data. At each step along the way, we work to ensure quality of the data transformation across four dimensions, which we call the "4 Cs":

Correctness	Validate data accuracy through comparison to external reference points
Currency	Deliver new and updated content in a timely manner
Completeness	Provide the right data attributes and analysis to ensure customers have all of the necessary information to make critical decisions
Consistency	Standardize identifiers and content across databases and products to be sure customers receive consistent information regardless of product platform

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
Modeling and Forecasting
We utilize our critical information and expert analysis to produce additional insight by providing unbiased research and intelligence with proprietary models and forecasting tools. Our experts use their extensive experience to build models and forecasting tools for our customers' use.

Using this proven seven-step process and the "4 Cs" of quality, we transform data into critical information and insight that is both useful to our customers and available where and when they need it. This process also provides the foundation for IHS to create integrated solutions that combine our product and services to create unique solutions for our customers in our target industry sectors.

Comprehensive Content and Expertise Enabled by Technology: The Power of IHS

We believe the power of IHS - our comprehensive content and expertise - is manifested in our integrated industry solutions and customer workflows.

We develop our products and services based on our customers' needs in the target industry sectors and additional end markets we serve, in the workflows where our customers work, and where we have expertise. This combination of workflows and target industry sectors and additional end markets forms our customer framework. Our integrated solutions for customers in our target industries are combinations of products from across our workflows and industries that add distinct insight and help our customers be more productive and make better decisions. By connecting our capabilities to our customers' workflows across our target industries, we create new value by uniquely addressing capital and operating decisions across our customers' entire supply chains and each of their target markets globally.

Customer Framework

Industries

We have a diverse customer base, ranging from large entities such as governments and multinational companies to small companies and technical professionals that span many industries, geographies and end markets. We have developed substantial breadth and depth in four capital-intensive industry sectors:

•	Energy and Natural Resources;
•Chemicals;
•Transportation; and
•Electronics.

We support large capital and operating decisions in these large global markets where we have significant information, expertise, knowledge, specialized tools and technologies. This capability also allows us to support a broad range of additional end markets globally that depend on these four industry sectors as critical elements of their supply chains or investment decisions. This creates large growth potential with a relatively fixed cost structure.

The target industry sectors have many attributes in common. They are large, complex industries on a global scale. They have significant annual capital and operating outlays, in good economic times and bad, measured in the trillions of dollars. These industries rely on information and make critical decisions based on the comprehensive content, expert analysis and the workflow tools and technologies we provide.

Workflows

We focus on how customers within our target industry sectors and end markets make daily operating and capital investment decisions. We identify specific customer functions and the use of information, insight, analysis, tools and technology in their daily workflows. We develop a deep understanding of these workflows and develop the information, expertise, software tools and technologies that integrate seamlessly with their decisions process to enhance their success. This is our daily mission at IHS. We focus on five customer workflows that cover the spectrum from executive and strategic decisions to daily operations:

•	Strategy, Planning, and Analysis;
•Energy Technical;
•Product Design;
•Supply Chain; and
•EHS&S.

By offering a compelling suite of comprehensive information, insight and expert analysis, delivered by powerful and flexible software applications, built on scalable platforms that integrate with our customers' functional workflows, we become an important part of our customers' decision processes.

Our targeted workflows and sample roles are outlined below:

Workflow	Example Roles
Strategy, Planning, and Analysis	Strategic Planning, Corporate Development, M&A, Investment Analysis, Risk Assessment, Business Development, and Trading
Energy Technical	Geo-science, Petroleum Engineering
Product Design	Engineering, Design, Research and Development
Supply Chain	Procurement, Logistics, Operations, and Manufacturing
EHS&S	Sustainability, Regulatory, Environment, Health and Safety

Our Industries

We have developed substantial breadth and depth in four capital-intensive industry sectors that are highly inter-dependent and that have significant impact on a broad range of end markets globally. Our target industry sectors include:

Energy and Natural Resources

Energy and Natural Resources is one of the largest, most capital intensive industries in the world, investing over $3 trillion annually in capital expense. This industry sector includes specific industries such as Oil & Gas, Coal, and Power & Utilities. Our products and services offer unique value and insight to our customers in this industry sector across all five our workflows. This industry sector spends over $15 trillion, of which nearly 60% goes to our four target Industry Sectors. Energy and Natural Resources is also one of the largest expenses for companies in our other target industry sectors, Chemicals, Electronics and Transportation.

Chemicals

Highly inter-dependent with the Energy and Natural Resources and Electronics industries, Chemicals is also a large, global, capital intensive industry investing nearly $1 trillion annually in capital expense. Our products and services offer value to our customers across all of our workflows, except Energy Technical. The total sector spends nearly $4 trillion, over half of which goes to our four target Industry Sectors. Chemicals are a key input, and therefore one of the largest expenses, for customers in the Electronics Sector.

Electronics

Highly inter-dependent with the Chemicals and Transportation industries, Electronics is a global, capital intensive industry, also investing nearly $1 trillion annually in capital expense. This industry sector includes industries such as electronics equipment and parts and media. Our products and services add value to our customers across 4 of our 5 workflows. The total sector spends over $4 trillion, one-third of which goes to our four target Industry Sectors. Electronics are a key input to the Transportation sector, as well as being a substantial expense for Energy and Natural Resources as well as Chemicals.

Transportation

Highly inter-dependent with Electronics as well as the Energy and Natural Resources sector, Transportation is a global, capital intensive industry with capital investments of nearly $2 trillion annually in capital expense. This industry sector includes industries such as Aerospace & Defense, Automotive, Logistics and Marine. Sector spend totals $9 trillion, half of which goes to our four target Industry Sectors. Our products and services add value to our customers across 4 of our 5 workflows.

In total, over $32 trillion annually is invested in and spent by our four target Industry Sectors in capital and operating expense.

Beyond our four target industry sectors, IHS also serves customers across a wide variety of additional end markets including Financials, Retail, Governments, National Defense, Construction, and Consumer products. These end markets depend on our four target industry sectors as critical elements of their supply chains, cost structures or investment decisions.

Our Workflows

Strategy, Planning and Analysis

IHS provides strategic and commercial professionals with information, research and tools that support a wide range of commercial decisions and processes, including capital investments, country-entry strategies, acquisitions, annual strategic planning processes and monthly/quarterly productions and sales forecasts. We support our customers primarily in heavy asset industries, where capital expenditure is significant, external macroeconomic and policy drivers are important drivers, and investment cycles are long.  These industries require independent, authoritative and rigorous third-party market information and analysis as critical input into strategic decisions. Our offerings help our customers answer fundamental strategic questions such as “where to play?” and “how to win?”  For instance:

•
Our Energy Insight business provides oil and gas producers with strategic analysis on upstream opportunities; downstream operators with forecasts of supply and demand for all petroleum products; and the gas & power utility sector with research on energy policy and its impact on power supply and demand.

•
IHS Automotive provides OEMs and the automotive supply chain with authoritative analysis and forecasts of sales and production for light vehicles, medium and heavy commercial vehicles, powertrain, components and technology systems across all major markets.

•	We provide comparable solutions to our customers in the Electronics & Media, Chemicals, Aerospace & Defense and Maritime industries.

•
All of our Strategy, Planning & Analysis solutions are underpinned by our Economic & Country Risk capabilities, which translate high-level macro-political drivers into industry-level demand forecasts and risk factors.

Energy Technical

Access to cost effective, reliable and safe energy sources is one of the most critical issues our society faces.  We believe increased competition for global hydrocarbon energy sources, increased capital and operational costs required for their exploration, production, transportation, refining and ultimately delivery of the final product to end customers, drives demand for connected solutions consisting of raw data, information, insight, and relevant answer products. Supported by a robust service capability, we offer our customers a unique solution set enabling accurate, smart and fast critical decisions. Our offerings include information, software, and services to provide our customers with the answers they need, including:

•	Production information on more than 90 percent of the world's oil and gas production in more than 100 countries;

•	Oil and gas well data including comprehensive geological information on more than five million current and historic wells around the world;

•	Energy activity data including comprehensive current and future seismic, drilling and development activities in more than 180 countries and 335 hydrocarbon-producing regions around the world;

•	Information and research required for development of unconventional hydrocarbon resources - shale gas, coal bed methane, heavy oil, and more;

•
Industry leading software applications with capabilities across the oil and gas asset chain: strategic planning, reconnaissance, geophysics, geology, production engineering, and production optimization;

•	New software applications on mobile platforms to enable flexible access to our products and information; and

•	Advisory and technical services provided to all sectors in oil and gas to assist customers in advancing their decisions.

Product Design

IHS Product Design solutions provide technical professionals with the information and insight required to more effectively design products, complete engineering projects and solve technical problems.  Our goal is to be the source for critical information and insight for engineers, scientists, researchers and other technical professionals to help them make better decisions and solve complex problems more quickly.  To do this, we provide critical technical information and tools to analyze and evaluate this content.  Our offerings include:

•	IHS Product Design, which is the largest provider of engineering and technical standards, codes and specifications, with over 1.5 million documents;

•
IHS Engineering Science Data Unit (ESDU), which provides rapid access to industry “best practice” design methodologies and algorithms to enable engineers to deliver higher quality products more quickly;

•
IHS GlobalSpec, which was acquired in 2012, and is the destination site for approximately 7 million technical professionals around the world to find critical information and insight on products, services and technologies; and

•
IHS Goldfire, which was acquired in 2012 with Invention Machine, and is the solution for technical professionals to improve their ability to solve difficult problems faster and make better decisions through better search, capture and reuse of critical internal and external information, including information assets from IHS and IHS partners.

Supply Chain

IHS Supply Chain solutions provide industry-leading information, research and analysis, knowledge-enabled insight products, and advisory services that enable our customers to address the complex supply chain challenges of today's rapidly changing global economy.  Our goal is to be “the source” for critical information, insight and tools for supply chain management and procurement executives, risk managers and materials management professionals as they develop and execute their strategies to minimize risk and maximize operational efficiency and profitability.  Our offerings include:

•
Critical insight and information essential to ensuring sustainable supply chain operations, including:  market opportunity and risk, commodity pricing, availability of critical supply, geo-political risk, global regulatory compliance and global trade and transportation;

•
Industry-leading solutions for evaluating and quantifying supplier viability, providing visibility to risk within multi-tiered supplier networks, across factors such as market presence, industry rankings, competition and partnership exposure, financial performance, a composite rating of geographic risk, and production vulnerabilities;

•
Strategies and cost-effective solutions providing essential insight into events impacting critical material supply such as last-time buy notifications, counterfeit alerts, closing of a forge, or supply shortages resulting from conflict minerals; and

•
Supply chain and supplier risk monitors built around industry standard value chain templates offering critical insight to key indicators that signal early detection of risk and empower adaptive mitigation strategies.

Environmental, Health, Safety & Sustainability

IHS EHS&S solutions advance critical decisions associated with environmental, health, and safety operational risk, product stewardship, greenhouse gas, and corporate social responsibility. We deliver information management capabilities that enable the convergence of EHS&S information and processes to provide metrics and analytics that promote operational excellence and cost reduction, as well as compliance assurance and non-financial performance management. Our EHS&S offerings include:

•
Product Stewardship, which supports regulatory compliance in the areas of materials shipping, materials management and exposure regulations and standards. We help organizations maintain the ability to do business in current markets around the world and accelerate entry into new ones.

•
Environmental Performance Management, which efficiently collects and calculates large volumes of asset-based data from multiple sources, making it possible to communicate progress against regulatory compliance goals along with environmental and energy reduction (GHG) performance improvement targets; and

•
Operational Risk Management, which provides capabilities that standardize how to identify, analyze, mitigate and monitor risk, while providing a means to quickly and accurately understand business risk profiles and prevent potential employee, process safety or other operational disruptions.

Sales and Marketing

Our sales teams are organized to support our customers across three geographic segments: Americas, EMEA, and APAC. Thus, our customer-facing efforts are designed to be aligned with our customers and their local markets and are organized around our customers by industry and workflow in each region. "Customers First," our program to understand both current customer satisfaction levels and potential opportunities for improvement, provides additional direction to sales and marketing about key areas of focus.

Within each of our geographic segments, our sales force is organized based on the size of our customers, our expertise in key customer industries and our customers' functions. Our strategic account management teams address the needs of our largest customers. Other customers' sales and renewal efforts are served by our regional sales teams, e-commerce, and our network of channel partners.

New customer acquisition is largely conducted by our dedicated new business team. This team identifies potential new customer opportunities and develops the sales approach for larger new business opportunities. Our inside sales team pursues smaller new customer opportunities. We enhance our sales model with an e-commerce platform providing our customers and prospects the option to easily acquire ad-hoc reports via a low-touch, cost efficient online experience. We also use a network of channel partners to reach customers in locations where it is not cost-effective to use our sales teams or maintain a sales office. Our channel partner network represents less than five percent of our total revenue.

Our marketing organization defines IHS' marketing strategy and drives operational execution. A primary focus for marketing strategy is to drive IHS' vision enabling brand awareness, revenue acceleration and market leadership across our key industries and workflows for all products and services globally. Functionally, this includes corporate marketing, product marketing, field marketing and e-commerce marketing, delivering together an end-to-end marketing process that allow us to best understand the market opportunities for IHS through identification, evaluation and prioritization. This organization translates market perspectives and synthesizes IHS value into compelling positioning and messaging and the development of core marketing assets that are relevant to the buying process. Collectively, the organization works to articulate IHS as one consolidated voice to the market, syndicating and adapting for different target audiences and geography preferences to create urgency, relevance and interest. The organization's key deliverables are integrated marketing plans by each industry, solution and geography that details priorities, strategies, tactics, and metrics, to create a compelling customer experience that fulfills the IHS brand promise. The marketing organization is measured on brand awareness and thought leadership, pipeline generation, revenue contribution and customer satisfaction and is aligned and accountable to the delight of our customers and IHS profitable revenue growth.

Our product management teams are primarily responsible for ensuring that our offerings meet customer needs and provide innovative solutions. These teams conduct market research to understand customer needs and how our solutions can help them advance critical decisions, avoid risk, and improve business effectiveness. These teams bring deep vertical industry expertise to the rapidly changing market environments and the current and future impacts on both business and governments. This work allows us to improve current products, introduce new offerings, and extend our content and software capabilities to new markets and customer groups.

Acquisitions

Acquisitions play a key role in expanding our market leadership and driving profitable growth. We have acquired and integrated more than 50 businesses since 2005, including the acquisition of eight businesses in 2012. Our acquisition strategy is driven by a need to serve our customers' most pressing business issues at both the strategic and operating level, as well as our goal to deepen our expertise in our core focus areas. We believe our disciplined approach to acquisitions helps us identify opportunities that:

•
Provide a strategic and synergistic fit by filling gaps within our targeted areas, adding capabilities to our suite of technologies and online tools, and enhancing our portfolio of products and services;

•Provide an opportunity to drive more customer value or product continuity with other offerings;
•Add a differentiated value proposition that would be difficult for us to replicate organically;
•Provide the opportunity to add to our human capital depth;
•Share our core values and have a complementary corporate culture; and
•Meet our financial criteria.

Competition

We believe the principal competitive factors in our business include the following:

•	Depth, breadth, timeliness, and accuracy of information provided;
•Quality of decision-support tools and services;
•Quality and relevance of our analysis and insight;
•Ease of use;
•Customer support; and
•Value for price.

We believe that we compete favorably on each of these factors. Although we do not believe that we have a direct competitor across all of our workflows, we do face competition in specific industries or with respect to specific offerings within our workflows, as described below.

Strategy, Planning, and Analysis
Our Strategy, Planning, and Analysis offerings compete in the Energy market with offerings from Wood Mackenzie, Ltd., and PIRA Energy Group, among others; in the Automotive market with offerings from LMC Automotive and  R. L. Polk, among others; and in the Chemicals market with offerings from Reed Elsevier PLC and Chemical Data L.P., among others.  Our economic and country risk and forecasting offerings compete with offerings from the Economist Intelligence Unit, Moody's Corporation, and certain offerings from McGraw-Hill, Gannett, Forecast International, and Control Risks Group, among others.

Energy Technical
Our Energy Technical critical information offerings compete with offerings from Drilling Info, Inc., TGS-Nopec Geophysical Company, Wood Mackenzie Ltd. and Deloitte Touche Tohmatsu Limited, among others.  Our geo-sciences software competes with products from Schlumberger Limited, Halliburton Company, and LMKR, among others.

Product Design	Our Product Design offerings compete with offerings of SAI Global, Techstreet and the standards developing organizations, among others.
Supply Chain
Our Supply Chain offerings in the Technology, Media and Telecommunications markets compete against offerings from Gartner, and electronics offerings compete with supply chain offerings from Arrow Electronics and information from parts manufacturers and distributors, as well as a range of specialized niche players in each market.

EHS&S	Our EHS&S offerings compete with offerings from SAP and Enablon, among others.

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

Intellectual property licensed from third parties, including standards development organizations (SDOs), is a component of our offerings and, in many cases, cannot be independently replaced or recreated by us or others. We have longstanding relationships with most of the third parties, including SDOs, government agencies, and manufacturers, from whom we license information. Almost all of the licenses that we rely upon are nonexclusive and expire within one to two years unless renewed.

We maintain registered trademarks in jurisdictions around the world. In addition, we have obtained patents and applied for patents in the United States, primarily related to our software business portfolio, including SMT, ODS-Petrodata, and Invention Machine. For more information relating to our intellectual property rights, see "Risk Factors - We may not be able to protect intellectual property rights."

Employees

As of November 30, 2012, we had more than 6,000 employees located in 31 countries around the world. With the exception of a group of employees based in Brazil, none of our employees are represented by a collective bargaining agreement. We consider our employee relations to be good.

Financial Information about Segments and Geographic Area

See "Item 8 - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 19" of our Notes to Consolidated Financial Statements for information with respect to each segment's revenues, operating income, and total assets and for information with respect to our revenues and long-lived assets for the U.S., individual material foreign countries, and the rest of the world in aggregate.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available, without charge, on our website, www.ihs.com, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. We have also posted our code of ethics on our website. Copies of each of these documents are also available, without charge, from IHS Investor Relations and Corporate Communications, 15 Inverness Way East, Englewood, CO 80112.

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

Our objectives to achieve growth include enhancing our offerings to meet the needs of our customers through organic development, cross-selling our products across our existing customer base and acquiring new customers, entering into strategic partnerships, and acquisitions. One factor that may adversely affect our growth rates is continued global economic uncertainty. Our non-subscription business in particular may be adversely impacted by decisions by our existing customers and potential new customers to defer capital spending decisions in uncertain economic environments. If we are unable to successfully meet our objectives, our growth rates could be adversely affected.

If we are unable to consistently renew subscriptions for our offerings, our results could weaken.

The majority of our revenue is based on subscriptions to our offerings. In 2012, we derived 76% of our revenues from subscriptions, most of which were for a term of one year. Our operating results depend on our ability to achieve and sustain high annual renewal rates on our existing subscription base and to enter into new subscription arrangements at acceptable prices and other commercially acceptable terms. Failure of one or more of those subscription objectives could have a material adverse effect on our business, financial condition, and operating results.

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

We could experience system failures, capacity constraints, or security breaches that could negatively impact our business.

Our ability to provide reliable service largely depends on the efficient and uninterrupted operation of complex systems, relying on people, process, and technology to function effectively. Some elements of these systems have been outsourced to third-party providers. Some of our systems have been consolidated for the purpose of enhancing scalability and efficiency, which increases our dependency on a smaller number of systems. Any significant interruption to, or failure of, our systems could result in significant expense to repair or replace equipment or facilities, loss of customers, and harm to our business and reputation. Interruption could result from a wide variety of causes, including the possibility of failures at third-party data centers, disruptions to the Internet, malicious attacks, and the loss or failure of other systems over which we have no control. More sophisticated and targeted computer crime poses a risk to the security of our systems and products. While we have taken and are taking reasonable steps to prevent and mitigate the damage of such events, including implementation of system security measures, information backup and disaster recovery processes, those steps may not be effective and there can be no assurance that any such steps can be effective against all possible risks. Access to our systems as a result of a security breach, the failure of our systems, or the loss of data could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disrupt operations, and damage our reputation, which could adversely affect our business in lost sales, fines, or lawsuits. In addition, our property and business interruption insurance may not be adequate to compensate us for all losses, failures, or breaches that may occur.

If we are unable to successfully identify or effectively integrate acquisitions, our financial results may be adversely affected.

As we continue pursuing selective acquisitions to support our business and growth strategy, we seek to be a disciplined acquirer, and there can be no assurance that we will be able to identify suitable candidates for successful acquisition at acceptable prices. In addition, our ability to achieve the expected returns and synergies from our past and future acquisitions and alliances depends in part upon our ability to effectively integrate the offerings, technology, sales, administrative functions, and personnel of these businesses into our business. We cannot assure you that we will be successful in integrating acquired businesses or that our acquired businesses will perform at the levels we anticipate. In addition, our past and future acquisitions may subject us to unanticipated risks or liabilities or disrupt our operations.

We depend on content obtained through agreements with third parties to support certain of our offerings, and the failure to maintain these agreements on commercially reasonable terms could prove harmful to our business.

Certain of our offerings include content that is either purchased or licensed from third parties. In particular, our industry standards offerings that are part of our Product Design workflow rely on information licensed from SDOs. Offerings that rely upon SDO information accounted for less than 20% of our total revenue in 2012. We believe that the content licensed from many of these third parties, including the SDOs, cannot be obtained from alternate sources on favorable terms, if at all. Our license agreements with these third parties are generally nonexclusive and many are terminable on less than one year's notice. In addition, many of these third parties, including the SDOs, compete with one another and us. As a result, we may not be able to maintain or renew these agreements at cost-effective prices, or these third parties might restrict or withdraw their content from us for competitive or other reasons, which could adversely affect the quality of our offerings and our business, operating results, and financial condition.

Our strategic investments and cost reduction initiatives may not result in anticipated savings or more efficient operations.

Over the past several years, including in 2012, we implemented significant strategic initiatives to reduce our cost structure, standardize our operations, and improve our ability to grow. Certain of our most significant investments, including our business transformation initiative to consolidate and standardize our sales force automation, lead to cash, and all supporting systems (which we call "Vanguard") and investments in infrastructure to support our growth strategy, are still in implementation phases. In addition to new platforms and systems, we are deploying new processes and many of our colleagues across the business are changing the way they perform certain roles to capture efficiencies. We must also continue to invest in enhancements to our existing products and development of new products to meet the needs of our customers and differentiate our offerings from those of our competitors. There is a risk that we may not realize the full potential benefit of these investments and that implementation of our strategic initiatives may be disruptive to our operations.

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

We obtain some of our critical information from independent contractors, particularly for offerings that support our Energy products and several of our country risk offerings. In addition, we rely on third-party dealers to sell our offerings in locations where we do not maintain a sales office or sales teams. We are limited in our ability to monitor and direct the activities of our independent contractors, but if any actions or business practices of these individuals or entities violate our policies or procedures or are otherwise deemed inappropriate or illegal, we could be subject to litigation, regulatory sanctions, or reputational damage, any of which could have a materially adverse effect on our business.

As part of our strategic business model, we outsource certain operations and engage independent contractors to perform work in various locations around the world. For example, we outsourced certain of our data hosting and certain functions involving our data transformation process to business partners who we believe offer us deep expertise in these areas, as well as scalability and cost effective services. By entering into these independent contractor arrangements and relying on them for critical business functions, we face risks that one or more independent contractors may unexpectedly cease operations, that they may perform work that deviates from our standards, that events in a given region may disrupt the independent contractor's operations, or that we may not be able to adequately protect our intellectual property. If these or other unforeseen risks were to occur, they could adversely affect our business.

We operate in competitive markets, which may adversely affect our market share and financial results.

While we do not believe that we have a direct competitor across all of our workflows and industry solutions, we face competition in specific industries and with respect to specific offerings. We may also face competition from organizations and businesses that have not traditionally competed with us but that could adapt their products and services or utilize significant financial and information-gathering resources, recognized brands or technological expertise to begin competing with us. We believe that competitors are continuously enhancing their products and services, developing new products and services, and investing in technology to better serve the needs of their existing customers and to attract new customers. Increased competition may require us to reduce the prices of our offerings or make additional capital investments that could adversely affect our margins.

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

We operate in more than 100 countries around the world and a significant part of our revenue comes from international sales. In 2012, we generated approximately 50% of our revenues from sales outside the United States. We earn revenues, pay expenses, own assets, and incur liabilities in countries using currencies other than the U.S. dollar, including, among others, the British Pound, the Canadian Dollar, and the Euro. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income, expenses, and the value of assets and liabilities into U.S. dollars at exchange rates in effect during or at the end of each reporting period. We may use derivative financial instruments to reduce our net exposure to currency exchange rate fluctuations. Nevertheless, increases or decreases in the value of the U.S. dollar against other major currencies can materially affect our net operating revenues, operating income, and the value of balance sheet items denominated in foreign currencies.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our Facilities

Our colleagues work in offices at 118 locations around the world, comprised of 56 offices in the Americas (45 in the United States), 35 offices in EMEA, and 27 offices in APAC. We own the buildings at three of our facilities, including our headquarters in Englewood, Colorado, and two other office locations. All of our other facilities are leased with terms ranging from month-to-month at several locations to an expiration date in 2024 for one of our facilities. We believe that our properties, taken as a whole, are in good operating condition, are suitable and adequate for our current business operations, and that additional or alternative space will be available on commercially reasonable terms for future use and expansion.

Item 3. Legal Proceedings

From time to time, we are involved in litigation, most of which is incidental to our business. In our opinion, no litigation to which we currently are a party is likely to have a material adverse effect on our results of operations or financial condition.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock is quoted on the New York Stock Exchange under the symbol “IHS.” The following table sets forth for the indicated periods the high and low sales prices per share for our Class A common stock on the New York Stock Exchange:

Fiscal Year 2012 Quarters Ended:	High	Low
February 29, 2012	$94.74	$81.98
May 31, 2012	103.25	91.20
August 31, 2012	115.33	96.00
November 30, 2012	118.93	83.02

Fiscal Year 2011 Quarters Ended:	High	Low
February 28, 2011	$85.49	$72.05
May 31, 2011	89.87	81.95
August 31, 2011	89.59	67.88
November 30, 2011	89.64	69.70

We have been advised by our transfer agent, American Stock Transfer, that we had 8 holders of record of our Class A Common Stock as of January 2, 2013. Based on reports of security position listings and the number of proxies requested by brokers in conjunction with the prior year’s annual meeting of stockholders, we believe we have more than 24,000 beneficial holders of our Class A Common Stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of the end of fiscal year 2012 with respect to compensation plans under which equity securities are authorized for issuance.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights ( a )		Weighted-average exercise price of outstanding options, warrants, and rights ( b )		Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) ( c )
Equity Compensation plans approved by security holders	3,684,631	(1)	37.65	(2)	3,799,984	(3)
Equity compensation plans not approved by security holders	N/A		N/A		N/A
Total	3,684,631		37.65		3,799,984
(1) Includes (a) 2,712,126 restricted stock units and performance stock units at target performance levels that were issued with no exercise price or other consideration, (b) 804,921 shares reserved for issuance if above target performance levels on performance-based stock units are met, (c) 127,809 deferred stock units payable to non-employee directors upon their termination of service; (d) 30,775 restricted stock units that are payable in cash; and (d) 9,000 stock options.

(2) Calculation of the weighted-average exercise price is only for the 9,000 stock options described in footnote 1 above.

(3) Includes shares surrendered to the Company upon vesting of time- and performance-based restricted stock units for a value equal to their minimum statutory tax liability.

Issuer Purchases of Equity Securities

The following table provides detail about our share repurchases during the three months ended November 30, 2012. See Note 16 of our Notes to Consolidated Financial Statements for information regarding our stock repurchase programs.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands) (3)
September 2012:
Share repurchase program (1)	—	$—	—	$—
Employee transactions (2)	6	$117.27	N/A	N/A
October 2012:
Share repurchase program (1)	276,522	$88.48	276,522	$75,532
Employee transactions (2)	27,757	$96.21	N/A	N/A
November 2012:
Share repurchase program (1)	286,699	$88.32	286,699	$50,211
Employee transactions (2)	57,146	$87.62	N/A	N/A
Total share repurchases	648,130	$88.67	563,221

(1) In March 2011, our board of directors authorized the repurchase of up to one million common shares per fiscal year in the open market (the March 2011 Program). We may execute on this program at our discretion, balancing dilution offset with other investment opportunities of the business, including acquisitions. The March 2011 Program does not have an expiration date.

In October 2012, our board of directors authorized the repurchase of common shares with a maximum aggregate value of $100 million (the October 2012 Program). We may repurchase common shares in open market purchases or through privately negotiated transactions in compliance with Exchange Act Rule 10b-18, subject to market conditions, applicable legal requirements, and other relevant factors. The October 2012 Program does not obligate us to repurchase any dollar amount or number of common shares, and it may be suspended at any time at our discretion.

(2) Amounts represent common shares surrendered by employees in an amount equal to the statutory tax liability associated with the vesting of their equity awards. We then pay the statutory tax on behalf of the employee. Our board of directors approved this program in 2006 in an effort to reduce the dilutive effects of employee equity grants.

(3) Amounts represent remaining dollar value of common shares that may yet be purchased under the October 2012 Program. In addition, the March 2011 Program allows us to repurchase up to one million additional common shares per fiscal year. Since no common shares were repurchased under the March 2011 Program in fiscal 2012, at the end of September 2012, October 2012, and November 2012, there were one million common shares that may yet have been purchased under the March 2011 Program.

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

The graph assumes a $100 cash investment on November 30, 2007 and the reinvestment of all dividends (which we did not pay). This graph is not indicative of future financial performance.

Comparison of Cumulative Total Return Among IHS Inc., S&P 500 Index, and Peer Group

Value of $100.00 investment in stock or index:

	11/30/2007	11/30/2008	11/30/2009	11/30/2010	11/30/2011	11/30/2012
IHS Inc.	$100.00	$51.74	$71.69	$103.11	$126.01	$131.37
Peer Group	$100.00	$70.33	$91.40	$108.19	$115.33	$133.64
S&P 500	$100.00	$60.51	$73.97	$79.71	$84.19	$95.61

IHS
S&P 500
Peer Group
$150
$125
$100
$75
$50
$25
$-
Dollars
11.30.07
11.30.08
11.30.09
11.30.10
11.30.11
11.30.12

Item 6. Selected Financial Data

You should read the following selected consolidated financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes appearing elsewhere in this Form 10-K.

	Years Ended November 30,
	2012	2011	2010	2009	2008
	(in thousands, except for per share amounts)
Statement of Operations Data:
Revenue	$1,529,869	$1,325,638	$1,057,742	$953,699	$832,276
Income from continuing operations	158,149	135,289	133,517	125,003	51,093
Income from discontinued operations	19	126	4,223	3,012	3,793
Net income	158,168	135,415	137,740	128,015	54,886
Net income attributable to IHS Inc.	$158,168	$135,415	$137,740	$125,871	$54,873

Basic earnings per share:
Income from continuing operations attributable to IHS Inc.	$2.40	$2.08	$2.09	$1.95	$0.82
Income from discontinued operations	—	—	0.07	0.05	0.06
Net income attributable to IHS Inc.	$2.40	$2.09	$2.15	$2.00	$0.88

Diluted earnings per share:
Income from continuing operations attributable to IHS Inc.	$2.37	$2.06	$2.06	$1.92	$0.81
Income from discontinued operations	—	—	0.07	0.05	0.06
Net income attributable to IHS Inc.	$2.37	$2.06	$2.13	$1.97	$0.87

Balance Sheet Data (as of period end):
Cash and cash equivalents	$345,008	$234,685	$200,735	$124,201	$31,040
Total assets	3,549,211	3,073,037	2,155,702	1,675,588	1,436,180
Total long-term debt and capital leases	890,922	658,911	275,095	141	—
Total stockholders' equity	1,584,358	1,384,729	1,176,081	1,013,678	801,055

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Summary

Business Overview

We are a leading source of information, insight and analytics in critical areas that shape today's business landscape. Businesses and governments in more than 165 countries around the globe rely on our comprehensive content, expert independent analysis and flexible delivery methods to make high-impact decisions and develop strategies with speed and confidence. We have been in business since 1959 and became a publicly traded company on the New York Stock Exchange in 2005. Headquartered in Englewood, Colorado, USA, we are committed to sustainable, profitable growth and employ more than 6,000 people in 31 countries around the world.

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

Subscriptions represent over 75% of our total revenue. We sell our offerings primarily through subscriptions, which tend to generate recurring revenue and cash flow for us. Our subscriptions are usually for one-year periods and we have historically seen high renewal rates. Subscriptions are generally paid in full within one or two months after the subscription period commences; as a result, the timing of our cash flows generally precedes the recognition of revenue and income.

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

During 2012, we invested in our people, platforms, processes, and products at a significant rate through a series of initiatives designed to boost colleague productivity, increase efficiencies, develop new and enhanced products, and create scalable platforms designed to accommodate future revenue growth without having to incur proportional increases in costs to support that growth.  These initiatives include, but are not limited to:

•
Vanguard – Vanguard is our plan for consolidating and standardizing billing systems, general ledgers, sales-force automation capabilities, and all supporting business processes.  We are implementing Vanguard through a series of releases, which commenced in the summer of 2011 and are expected to be completed by the end of calendar 2013. In early December 2012, we implemented our fourth release, and we now have approximately 70% of our revenue transactions flowing through the Vanguard system.

•
Product development – In 2012, we had a significant number of new product introductions and enhancements. We continue to focus on product development and expect to have a significant number of new product introductions and enhancements in 2013 as well.

•
Customer Care Centers of Excellence – Our three regional Customer Care Centers of Excellence are now fully operational.  These centers consolidate customer-care and transaction-processing capabilities, and simplify and standardize our approach to providing dedicated customer service.

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

Revenue growth. We review year-over-year revenue growth in our segments as a key measure of our success in addressing customer needs in each region of the world in which we operate. We measure revenue growth in terms of organic, acquisitive, and foreign currency impacts. We define these components as follows:

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

We also review revenue by transaction type. Understanding revenue by transaction type helps us identify broad changes in product mix. We summarize our transaction type revenue into the following two categories:

•	Subscription revenue represents the significant majority of our revenue, and is comprised of subscriptions to our various information offerings and software maintenance.

•
Non-subscription revenue represents consulting services (e.g., research and analysis, modeling, and forecasting), single-document product sales, software license sales and associated services, conferences and events, and advertising. Our non-subscription products and services are an important part of our business because they complement our subscription business in creating strong and comprehensive customer relationships.

Non-GAAP measures. We use non-GAAP financial measures such as Adjusted EBITDA and free cash flow in our operational and financial decision-making, and believe that such measures allow us to focus on what we deem to be more reliable indicators of ongoing operating performance (Adjusted EBITDA) and our ability to generate cash flow from operations (free cash flow). We also believe that investors may find non-GAAP financial measures useful for the same reasons, although we caution readers that non-GAAP financial measures are not a substitute for GAAP financial measures or disclosures. None of these non-GAAP financial measures are recognized terms under GAAP and do not purport to be an alternative to net income or operating cash flow as an indicator of operating performance or any other GAAP measure. Throughout this section on management’s discussion and analysis and on our IHS website, we provide reconciliations of these non-GAAP financial measures to the most directly comparable GAAP measures.

Adjusted EBITDA. EBITDA and Adjusted EBITDA are used by many of our investors, research analysts, investment bankers, and lenders to assess our operating performance. For example, a measure similar to Adjusted EBITDA is required by the lenders under our term loans and revolving credit agreement. We define EBITDA as net income plus or minus net interest, plus provision for income taxes, depreciation, and amortization. Our definition of Adjusted EBITDA further excludes (i) non-cash items (e.g., stock-based compensation expense) and (ii) items that management does not consider to be useful in assessing our operating performance (e.g., acquisition-related costs, restructuring charges, income or loss from discontinued operations, pension settlement and mark-to-market adjustments, and gain or loss on sale of assets).

Free Cash Flow. We define free cash flow as net cash provided by operating activities less capital expenditures. We define Adjusted Free Cash Flow as free cash flow plus the pension deficit funding we contributed in early 2012.

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

Business Combinations

During the year ended November 30, 2012, we completed eight business combinations for a total purchase price of approximately $306 million. During the year ended November 30, 2011, we completed five primary business combinations for a total purchase price of approximately $730 million. During the year ended November 30, 2010, we completed seven business combinations for a total purchase price of approximately $335 million. Our consolidated financial statements include the results of operations and cash flows for these business combinations beginning on their respective dates of acquisition.

Acquisitions are a key part of our growth strategy, and we expect that they will continue to be very important for us. We focus on acquisitions that have long-term growth potential, target high-growth markets, and fill a strategic need in our business portfolio as we seek to provide comprehensive solutions to our customers. Timely integration of these acquisitions provides us with increased organic growth potential as we connect these offerings for our customers.

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

Stock-based compensation expense. We issue equity awards to our employees, almost exclusively restricted stock units, for which we record cost over the respective vesting periods. The typical vesting period is three years, and none of the grants exceed eight years. As of November 30, 2012, we had approximately 2.8 million stock-based awards outstanding, of which approximately 1.1 million were performance-based awards. The majority of the annual grants for our highest-ranking employees are performance-based awards. The vesting of the performance shares granted in 2011 and 2012 is principally based on achieving certain financial performance levels during fiscal years 2013 and 2014.

As of November 30, 2012, we believe that the target number of shares issuable for the 2013 and 2014 fiscal years will vest based on meeting certain performance targets. Using these estimates in addition to estimated 2013 grants, projected stock-based compensation expense for 2013 is expected to be approximately $138-142 million. Grant date fair values that differ from our projections or a change in the actual performance levels that we achieve could result in a change in the actual amount of stock-based compensation that we recognize. For example, in the event we do not achieve the projected performance metrics for 2013 or 2014, our stock-based compensation expense could decrease. Conversely, if we exceed the projected performance metrics, our stock-based compensation could increase.

Pension and postretirement benefits. We provide the following pension and postretirement plans:

•	U.S. Retirement Income Plan (U.S. RIP) – this closed defined-benefit plan covers the majority of our employees in the United States.

•	U.K. Retirement Income Plan (U.K. RIP) – this frozen defined-benefit plan covers a limited number of our employees in the United Kingdom.

•	Postretirement medical plan – this plan is a contributory plan that provides access to group rates for U.S. employees who meet specified conditions.

•	Supplemental Income Plan (SIP) – this plan is a non-qualified pension plan for certain company personnel.

During 2011, we undertook a comprehensive review of our U.S. RIP designed to ensure that we maintained market-competitive employee benefits while decreasing volatility. As a result of our analysis, we took the following steps in 2011 and 2012:

•
Settled certain pension obligations. In 2011, we settled retiree obligations by purchasing annuities for the retiree population from a third-party insurer. In 2012, we offered lump-sum buyouts to former colleagues who are not yet receiving benefits, with nearly 60% of the eligible participants accepting the offer. The combination of these settlements resulted in a significant reduction in our pension obligations and assets, allowing us to reduce volatility in the plan.

•
Changed our pension plan investment strategies. Our pension plan investment strategy now creates a better match of our pension assets and pension obligations. Approximately 75% of our U.S. RIP assets are now invested in fixed income securities with durations similar to the expected timing of pension obligation payouts.

•
Changed our pension accounting policy. In 2011, we changed our pension accounting policy to an accelerated recognition method that recognizes gains and losses in the income statement more quickly than under the previous method, including a mark-to-market pension adjustment that we record in the fourth quarter of each year.

•
Accelerated funding of plan contributions. We accelerated plan funding by contributing approximately $65 million to the plan in December 2011, the first month of our fiscal 2012. Approximately $57 million of this contribution allowed us to bring all deficit funding current through November 30, 2011 and pay fees and expenses associated with the third-party annuity contracts, with the remaining $8 million used to fund estimated 2012 pension costs. In December 2012, the first month of our fiscal 2013, we contributed approximately $10 million to the U.S. RIP to fund estimated 2013 pension costs.

•
Closed the plan to future participants. In the first quarter of fiscal 2012, we made the decision to close the U.S. RIP to new participants effective January 1, 2012. In place of the U.S. RIP benefits, colleagues hired after January 1, 2012 receive a company non-elective contribution to their 401(k) plan balances if they are an active employee at the end of the year.

Restructuring Charges. We continue to evaluate opportunities to streamline our operations. During the last three years, we have incurred direct and incremental costs associated with consolidating positions to our Centers of Excellence as we complete successive Vanguard releases, eliminating positions to accomplish other operational efficiencies, closing facilities, and consolidating legacy data centers, including certain contract termination costs. We expect to continue to incur costs related to these and other similar activities in future periods, resulting in additional restructuring charges.

Discontinued Operations. We continue to evaluate our product portfolio, with a focus on assessing the growth profile and strategic fit of all of our offerings, ensuring they support core businesses, enable sustainable high growth rates, and provide a scalable market capability. Some of these businesses may be treated as discontinued operations if we ultimately decide to sell or abandon them, providing they meet the accounting criteria for treatment as discontinued operations.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP. In applying U.S. GAAP, we make significant estimates and judgments that affect our reported amounts of assets, liabilities, revenues, and expenses, as well as disclosure of contingent assets and liabilities. We believe that our accounting estimates and judgments were reasonable when made, but in many instances we reasonably could have used different accounting estimates. In addition, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on historical experience and other assumptions that we believe are reasonable, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which are discussed further below.

Revenue Recognition. The majority of our offerings are provided under agreements containing standard terms and conditions. Approximately 76% of our revenue is derived from the sale of subscriptions, which is initially deferred and then recognized ratably as delivered over the subscription period (generally 12 months). These standard agreements typically do not require any significant judgments about when revenue should be recognized. For non-standard agreements, we generally make judgments about revenue recognition matters such as:

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

Business Combinations. We allocate the total cost of an acquisition to the underlying net assets based on their respective estimated fair values. As part of this allocation process, we identify and attribute values and estimated lives to the intangible assets acquired. These determinations involve significant estimates and assumptions about several highly subjective variables, including future cash flows, discount rates, and asset lives. There are also different valuation models for each component, the selection of which requires considerable judgment. Our estimates and assumptions may be based, in part, on the availability of listed market prices or other transparent market data. These determinations will affect the amount of amortization expense recognized in future periods. We base our fair value estimates on assumptions we believe are reasonable, but recognize that the assumptions are inherently uncertain. Depending on the size of the purchase price of a particular acquisition and the mix of intangible assets acquired, the purchase price allocation could be materially impacted by applying a different set of assumptions and estimates.

Goodwill and Other Intangible Assets. We make various assumptions about our goodwill and other intangible assets, including their estimated useful lives and whether any potential impairment events have occurred. We perform impairment analyses on the carrying values of goodwill and indefinite-lived intangible assets at least annually. Additionally, we review the carrying value of goodwill and other intangible assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Examples of such events or changes in circumstances, many of which are subjective in nature, include the following:

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

For indefinite-lived intangible assets other than goodwill, we first conduct a qualitative analysis to determine whether we believe it is more likely than not that an asset has been impaired. If we believe an impairment has occurred, we then evaluate for impairment by comparing the amount by which the carrying value of the asset exceeds its fair value, primarily based on estimated discounted cash flows. We exercise judgment in selecting the assumptions used in the estimated discounted cash flows analysis.

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

Income Taxes. We exercise significant judgment in determining our provision for income taxes, current tax assets and liabilities, deferred tax assets and liabilities, future taxable income (for purposes of assessing our ability to realize future benefit from our deferred tax assets), and recorded reserves related to uncertain tax positions. A valuation allowance is established to reduce our deferred tax assets to the amount that is considered more likely than not to be realized through the generation of future taxable income and other tax planning opportunities. To the extent that a determination is made to establish or adjust a valuation allowance, the expense or benefit is recorded in the period in which the determination is made.

If actual results differ from estimates we have used, or if we adjust these estimates in future periods, our operating results and financial position could be materially affected.

Pension and Postretirement Benefits. We account for our pension and postretirement plans in accordance with U.S. generally accepted accounting principles. During the fourth quarter of each fiscal year (or upon any remeasurement date), we immediately recognize net actuarial gains or losses in excess of a corridor in our operating results. The corridor amount is equivalent to 10% of the greater of the market-related value of plan assets or the plan's benefit obligation at the beginning of the year. We use the actual fair value of plan assets at the measurement date as the measure of the market-related value of plan assets.

We make a number of key assumptions in measuring our plan obligations, many of which are highly susceptible to change from period to period. These assumptions include the discount rate, the long-term expected return on plan assets, and various demographic assumptions, as follows:

•
Discount rate – we utilized a bond matching model that averages a bond universe of about 500 AA-graded non-callable bonds between the 10th and 90th percentiles for each maturity group as a proxy for setting the discount rate at year-end.

•	Asset returns are based upon the anticipated average rate of earnings expected on invested funds of the plan over the long-term.

•
Demographic assumptions (such as turnover, retirement, and disability) are based upon historical experience and are monitored on a continuing basis to determine if adjustments to these assumptions are warranted in order to better reflect anticipated future experience.

Depending on the assumptions and estimates used, our net periodic pension and postretirement benefit expense could vary significantly within a range of possible outcomes and could have a material impact on our financial results.

Discount rates and expected rates of return on plan assets are selected at the end of a given fiscal year and will impact expense in the subsequent year. A fifty-basis-point decrease in certain assumptions made at the beginning of 2012 would have resulted in the following effects on 2012 pension expense and the projected benefit obligation (PBO) as of November 30, 2012 (in thousands):

	Impact to Pension Results - U.S. RIP
Change in assumption	Increase/(Decrease) on 2012 Pre-Tax Expense	Increase/(Decrease) on November 30, 2012 PBO
50-basis-point decrease in discount rate	$6,539	$7,462
50-basis-point increase in discount rate	(4,896)	(6,705)
50-basis-point decrease in expected return on assets	(679)	—
50-basis-point increase in expected return on assets	679	—

	Impact to Pension Results - U.K. RIP
Change in assumption	Increase/(Decrease) on 2012 Pre-Tax Expense	Increase/(Decrease) on November 30, 2012 PBO
50-basis-point decrease in discount rate	$3,629	$4,051
50-basis-point increase in discount rate	(3,643)	(4,050)
50-basis-point decrease in expected return on assets	(187)	—
50-basis-point increase in expected return on assets	187	—

Stock-Based Compensation. Our stock plans provide for the grant of various equity awards, including performance-based awards. For time-based restricted stock unit grants, we calculate stock-based compensation cost by multiplying the grant date fair market value by the number of shares granted, reduced for estimated forfeitures. The estimated forfeiture rate is based on historical experience, and we update our calculations quarterly based on actual experience.

For performance-based restricted stock unit grants, we calculate stock-based compensation cost by multiplying the grant date fair market value by the number of shares granted, reduced for estimated forfeitures. Each quarter, we evaluate the probability of the number of shares that are expected to vest and adjust as appropriate. For example, in the event we do not achieve the projected performance metrics for 2013 or 2014, our stock-based compensation expense would decrease. Conversely, if we exceed the projected performance metrics, our stock-based compensation would increase.

Results of Operations

Total Revenue

Total revenue for 2012 increased 15% compared to the same period of 2011. Total revenue for 2011 increased 25% compared to the same period in 2010. The table below displays the percentage point change in revenue due to organic, acquisitive, and foreign currency factors when comparing 2012 to 2011 and 2011 to 2010.

	Increase (Decrease) in Total Revenue
(All amounts represent percentage points)	Organic	Acquisitive	Foreign Currency
2012 vs. 2011	5%	11%	(1)%
2011 vs. 2010 *	9%	16%	2%
* Excludes the impact of non-subscription revenue associated with the triennial release of a certain engineering standard. Unadjusted organic revenue growth was approximately 8%.

2012 vs. 2011. The 5% organic revenue growth for the year ended November 30, 2012 was primarily attributable to continued strength in our subscription-based business, which has consistently provided an organic revenue growth rate of seven percent or higher over the last two and a half years. The subscription-based business represented 76% of total revenue. The non-subscription business decreased organically by four percent.

The acquisition-related revenue growth for 2012 was due to acquisitions we made this year, as well as the run-out of acquisitions made in 2011. Acquisitions made during 2012 include the following:

•	CAPS, Displaybank, IMS Research, and BDW Automotive in the second quarter of 2012, and

•	XēDAR, CyberRegs, GlobalSpec, and Invention Machine in the third quarter of 2012.

2011 vs. 2010. The 9% organic revenue growth for 2011 was broad-based in nature, with both the subscription and non-subscription business contributing to the growth. The subscription-based business, representing 77% of total revenue, increased 8% organically, and after excluding the 2010 revenue associated with the triennial release of the BPVC, the non-subscription businesses all contributed positively to the overall growth as well.

The acquisition-related revenue growth for 2011 was due to acquisitions we made in 2011, as well as the run-out of acquisitions made in 2010. Acquisitions made during 2011 include the following:

•	ODS-Petrodata, Dyadem, and CMAI in the second quarter of 2011,

•	SMT in the third quarter of 2011, and

•	Purvin & Gertz in the fourth quarter of 2011.

Revenue by Segment (geography)

	Year Ended November 30,			% Change 2012 vs. 2011	% Change 2011 vs. 2010
(In thousands, except percentages)	2012	2011	2010
Revenue:
Americas	$912,490	$798,673	655,449	14%	22%
EMEA	443,385	384,441	304,375	15%	26%
APAC	173,994	142,524	97,918	22%	46%
Total revenue	$1,529,869	$1,325,638	$1,057,742	15%	25%

As a percent of total revenue:
Americas	60%	60%	62%
EMEA	29%	29%	29%
APAC	11%	11%	9%

The percentage change in each geography segment is due to the factors described in the following table.

	2012 vs. 2011			2011 vs. 2010
(All amounts represent percentage points)	Organic	Acquisitive	Foreign Currency	Organic	Acquisitive	Foreign Currency
Americas revenue	3%	11%	—%	8%	14%	1%
EMEA revenue	7%	10%	(2)%	6%	18%	3%
APAC revenue	9%	14%	—%	18%	25%	3%

2012 vs. 2011. We experienced organic revenue growth in all three geographies, with subscription-based revenue driving the majority of the increases. Organic growth for the Americas was driven largely by a seven percent organic increase in subscription revenue, partially offset by a ten percent organic decline in non-subscription revenue, which was caused by significant increases in sales cycles and delays in customer decisions on key projects due to macro-economic and geopolitical uncertainty. EMEA's organic growth was broad-based, with subscriptions growing at a six percent rate and non-subscriptions growing at eight percent. A portion of the non-subscription increase was primarily due to an increase in consulting revenue. APAC's organic growth continues to be a strong contributor, with a 12 percent growth rate for subscriptions and a one percent growth rate for non-subscriptions.

2011 vs. 2010. We experienced broad-based organic revenue growth in all three geographies, with subscription-based revenue and Energy revenue providing key contributions to the growth. We doubled our presence in Latin America and APAC primarily through investment during 2011 in an effort to take advantage of these high-opportunity geographies.

Revenue by Transaction Type

	Year Ended November 30,			% Change 2012 vs. 2011	% Change 2011 vs. 2010
(In thousands, except percentages)	2012	2011	2010
Revenue:
Subscription	$1,157,347	$1,020,800	$835,322	13%	22%
Non-subscription revenue	372,522	304,838	222,420	22%	37%
Total revenue	$1,529,869	$1,325,638	$1,057,742	15%	25%

As a percent of total revenue:
Subscription	76%	77%	79%
Non-subscription revenue	24%	23%	21%

2012 vs. 2011. Relative to the 13 percent subscription revenue growth for the year ended November 30, 2012, approximately eight percent is due to organic growth. This trend is especially important for us, as subscription-based revenue is at the core of our business model. Subscriptions represent a steady and predictable source of revenue for us, and we continue to see good traction in our pricing practices and stable renewal rates. The 22% increase in the non-subscription business was primarily due to acquisitions, with non-subscription revenue decreasing four percent organically during the year. Non-subscription performance slowed in key service lines and in new license revenue as sales cycles extended and there was a pause in customers' discretionary capital and expense spending.

2011 vs. 2010. Relative to the 22 percent subscription revenue growth for the year ended November 30, 2011, approximately eight percent was due to organic growth. The non-subscription business also performed well in 2011, with positive organic growth in all areas after excluding the BPVC engineering standard impact from 2010.

Operating Expenses

The following table shows our operating expenses and the associated percentages of revenue.

	Year Ended November 30,			% Change 2012 vs. 2011	% Change 2011 vs. 2010
(In thousands, except percentages)	2012	2011	2010
Operating expenses:
Cost of revenue	$624,514	$558,492	$446,971	12%	25%
SG&A expense	$534,043	$453,481	$358,012	18%	27%
Depreciation and amortization expense	$118,243	$88,039	59,474	34%	48%

As a percent of revenue:
Cost of revenue	41%	42%	42%
SG&A expense	35%	34%	34%
Depreciation and amortization expense	8%	7%	6%

Supplemental information:
SG&A expense excluding stock-based compensation	$418,706	$370,967	$295,171	13%	26%
As a percent of revenue	27%	28%	28%

Cost of Revenue

In 2012, 2011, and 2010, cost of revenue increased in line with the increase in revenue. We continue to invest in our people, platforms, processes, and products in support of our goals to increase top- and bottom-line growth.

Selling, General and Administrative (SG&A) Expense

We evaluate our SG&A expense excluding stock-based compensation expense. While we continue to invest in our business, we also strive to invest only where necessary to drive scale and growth in key industries and core markets. SG&A expense has consequently remained relatively flat as a percentage of revenue compared to the prior-year periods.

Our stock-based compensation expense has continued to increase each year as a result of an increase in the number of employees, an increase in our stock price, and the achievement or overachievement of certain performance metrics. We expect that stock-based compensation expense will continue to grow in future years, as we utilize our stock plan to reward and provide an incentive for our colleagues to help the business succeed.

Depreciation and Amortization Expense

For 2012, compared to 2011, depreciation and amortization expense increased primarily due to the increase in depreciable and amortizable assets from acquisitions, as well as an increase of approximately $10 million in capital expenditures. For 2011, compared to 2010, our depreciation and amortization expense increased primarily due to the increase in depreciable and amortizable assets from acquisitions, as well as an increase of approximately $23 million in capital expenditures related to our various investment initiatives in our facilities and infrastructure.

Restructuring

We incurred $17 million of restructuring charges during 2012, which is an increase over prior years because of the benefits that we are now starting to realize with respect to Vanguard and other company priorities that allow us to simplify our processes and standardize our platforms in order to enable our existing workforce to accomplish more with the same or fewer resources.

Acquisition-related Costs

We incurred $4 million of costs in 2012 for integration and other acquisition-related activities. Because acquisitions are a key component of our growth strategy, we expect that we will continue to perform similar activities for future acquisitions, and we intend to continue identifying these costs in a separate line item of our financial statements.

Pension and Postretirement Expense

The following table shows the components of net periodic pension and postretirement expense (in thousands):

	Year Ended November 30,
	2012	2011	2010

Net service cost	$7,996	$3,101	$1,852
Settlement expense	4,930	21,359	—
Fourth quarter mark-to-market adjustment	11,991	20,535	8,735
Total	$24,917	$44,995	$10,587

In 2011 and 2012, pension and postretirement expense has been considerably higher due to the settlement costs incurred to annuitize retirees in 2011 and to facilitate the lump-sum buyout offers that we made in 2012. Pension and postretirement expense was further impacted by the fourth quarter mark-to-market adjustments that we recorded in accordance with our accounting policy for pension and postretirement benefits.

We expect 2013 net service cost, prior to any fourth quarter mark-to-market adjustments, to be approximately $9 million.  As we have completed the major elements of our U.S. RIP redesign as previously outlined, we do not expect to incur any settlement expense in 2013.

Operating Income by Segment (geography)

	Year Ended November 30,			% Change 2012 vs. 2011	% Change 2011 vs. 2010
(In thousands, except percentages)	2012	2011	2010
Operating income:
Americas	$262,953	$224,699	$197,146	17%	14%
EMEA	95,144	82,314	66,363	16%	24%
APAC	46,042	44,452	32,601	4%	36%
Shared services	(196,852)	(178,997)	(121,981)
Total operating income	$207,287	$172,468	$174,129	20%	(1)%

As a percent of segment revenue:
Americas	29%	28%	30%
EMEA	21%	21%	22%
APAC	26%	31%	33%

2012 vs. 2011. The increase to Americas operating income margin was primarily driven by cost management efforts in the region. We are continuing to carefully manage our business costs during these difficult economic times.

EMEA operating income margin was relatively flat as a percentage of segment revenue. As with the Americas, we continue to manage costs in this region, despite increases in depreciation and amortization costs when compared with the prior year.

The decrease in APAC operating income margin continues to be driven by our increased investment in our sales and operations teams in the region.

Shared services operating expense increased primarily because of the increase in stock-based compensation expense for 2012. We allocate all stock-based compensation expense to our shared services function. A portion of this increase was offset by a decrease in pension and postretirement expense.

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

Provision for Income Taxes

Our effective tax rate for the year ended November 30, 2012 was 15.7%, compared to 16.5% in 2011 and 22.7% in 2010. The effective tax rate for fiscal year 2012 varies from the effective tax rates for fiscal years 2011 and 2010 primarily as a result of higher profit levels, lower tax rates, and incentive credits in our foreign tax jurisdictions. Because of the discrete nature of certain tax benefits we received in 2012, we expect that our effective tax rate will increase next year.

Adjusted EBITDA (non-GAAP measure)

	Year Ended November 30,			% Change 2012 vs. 2011	% Change 2011 vs. 2010
(In thousands, except percentages)	2012	2011	2010

Net income	$158,168	$135,415	$137,740	17%	(2)%
Interest income	(999)	(862)	(655)
Interest expense	20,573	11,346	2,036
Provision for income taxes	29,564	26,695	39,231
Depreciation and amortization	118,243	88,039	59,474
EBITDA	$325,549	$260,633	$237,826	25%	10%
Stock-based compensation expense	121,543	86,194	66,474
Restructuring charges	16,829	1,242	9,022
Acquisition-related costs	4,147	8,000	—
Non-cash net periodic pension and postretirement expense	16,922	44,648	9,598
Income from discontinued operations, net	(19)	(126)	(4,223)
Adjusted EBITDA	$484,971	$400,591	$318,697	21%	26%
Adjusted EBITDA as a percentage of revenue	31.7%	30.2%	30.1%

Our Adjusted EBITDA for 2012 increased primarily because of our organic subscription revenue growth, acquisitions, and the leverage in our business model, despite the fact we continued to invest substantially in both the core business and in key transformative initiatives.

Our 2011 Adjusted EBITDA increased for many of the same reasons as in 2012, in addition to seeing continuing improvement in our recent acquisitions' collective margin as the year progressed.

Financial Condition

(In thousands, except percentages)	As of November 30, 2012	As of November 30, 2011	Dollar change	Percent change
Accounts receivable, net	$372,117	$326,009	$46,108	14%
Accrued compensation	50,497	57,516	(7,019)	(12)%
Deferred revenue	515,318	487,172	28,146	6%

The increase in our accounts receivable balance was primarily due to the acquisitions we made in 2012 and higher sales, and is in line with the overall increase in revenue. The decrease in accrued compensation is primarily due to lower attainment of certain performance objectives associated with our annual incentive plan, as well as a payroll accrual timing difference. The increase in deferred revenue is primarily due to organic growth. The organic growth rate in deferred revenue was muted by the timing of billings associated with our SAP implementation, as well as the timing of certain renewals.

Liquidity and Capital Resources

As of November 30, 2012, we had cash and cash equivalents of $345 million, of which approximately $276 million is currently held by our foreign subsidiaries. The cash held by our foreign subsidiaries is not available to fund domestic operations, as we have deemed the earnings of these subsidiaries to be indefinitely reinvested. We also had $1.061 billion of debt as of November 30, 2012, which has contributed to an increase in interest expense in 2012, and which will continue to result in increased interest expense for the near future. We have generated strong cash flows from operations over the last few years. Because of our cash, debt, cash flow, and the additional financing that we secured in August 2012, we believe we will have sufficient cash to meet our working capital and capital expenditure needs.

Historically, we were not required to make cash contributions to our U.S. RIP pension plan because of its funded status. However, due to the global economic downturn, which negatively impacted the returns on our pension assets, we were required to make a cash contribution to our U.S. RIP in fiscal 2012. In considering that requirement and the various changes to our pension strategy, including the annuitization of retiree pension obligations, bringing our pension deficit current, and funding our 2012 pension costs, we made a $65 million contribution to the pension plan in December 2011, the first month of our 2012 fiscal year. Approximately $57 million of the contribution was used for the annuitization and bringing our deficit current, with the remaining $8 million used to fund expected 2012 pension costs. In December 2012, the first month of our 2013 fiscal year, we made a $10 million contribution to the pension plan to fund estimated 2013 pension costs, and we anticipate that we will continue to contribute approximately the same amount in future years to cover annual service costs.

Our future capital requirements will depend on many factors, including the level of future acquisitions, the need for additional facilities or facility improvements, the timing and extent of spending to support product development efforts, information technology infrastructure investments, investments in our internal business applications, and the continued market acceptance of our offerings. We could be required, or could elect, to seek additional funding through public or private equity or debt financing for any possible future acquisitions; however, additional funds may not be available on terms acceptable to us. We expect our capital expenditures to be approximately five percent of revenue in 2013.

Cash Flows

	Year Ended November 30,			% Change 2012 vs. 2011	% Change 2011 vs. 2010
(In thousands, except percentages)	2012	2011	2010
Net cash provided by operating activities	$314,373	$342,050	$266,188	(8)%	28%
Net cash used in investing activities	(375,260)	(793,238)	(366,960)	(53)%	116%
Net cash provided by financing activities	179,411	482,817	181,602	(63)%	166%

2012 vs. 2011. The decrease in net cash provided by operating activities was principally due to the $65 million pension funding contribution we made in December 2011, partially offset by continued improvements in business performance. Our subscription-based business model continues to be a cash flow generator that is aided by positive working capital characteristics that do not generally require substantial working capital increases to support our growth.

The decrease in net cash used in investing activities was principally due to smaller acquisitions that we completed in 2012 compared to 2011, particularly the acquisition of SMT. Part of the decrease was offset by increased capital expenditures associated with continued investment in the business.

The decrease in net cash provided by financing activities for 2012 was principally due to the significant amount of borrowings against our credit facility in 2011 that we used to fund the acquisition of SMT. In 2012, we also began a treasury share repurchase program in the fourth quarter that contributed to significant financing cash outflows.

2011 vs. 2010. The increase in net cash provided by operating activities was principally due to continued profitable business growth, as evidenced by healthy organic revenue growth rates.

The increase in net cash used in investing activities was principally due to significant acquisition activities in the second and third quarters of 2011, particularly the acquisition of SMT. We also significantly increased capital expenditures for various investment initiatives in our facilities and infrastructure.

The increase in net cash provided by financing activities for 2012 was principally due to borrowings against our credit facility to fund the acquisition of SMT.

Free Cash Flow (non-GAAP measure)

The following table reconciles our non-GAAP free cash flow measure to net cash provided by operating activities.

	Year Ended November 30,			% Change 2012 vs. 2011	% Change 2011 vs. 2010
(In thousands, except percentages)	2012	2011	2010
Net cash provided by operating activities	$314,373	$342,050	$266,188
Capital expenditures on property and equipment	(64,732)	(54,340)	(31,836)
Free cash flow	249,641	287,710	234,352
Pension deficit funding	57,000	—	—
Adjusted free cash flow	$306,641	$287,710	$234,352	7%	23%

Our free cash flow has historically been very healthy, and we expect that it will continue to be a significant source of funding for our business strategy of growth through organic and acquisitive means.

Credit Facility and Other Debt

Please refer to Note 8 to the Consolidated Financial Statements in this Form 10-K for a discussion of the current status of our term loans and revolving credit agreement, including the recent expansion of our credit facility and the completion of a new term loan agreement.

We utilized the proceeds from the August 29, 2012 term loan transactions to reduce the outstanding borrowings under the revolver; consequently, there was no net increase to our debt position as a result of the transactions. The additional capacity created within the revolver will be used for general corporate purposes, including acquisitions and working capital.

Share Repurchase Programs

Please refer to Part II, Item 5 and Note 16 to the Consolidated Financial Statements in this Form 10-K for a discussion of our share repurchase programs.

Off-Balance Sheet Transactions

We have no off-balance sheet transactions.

Contractual Obligations and Commercial Commitments

We have various contractual obligations and commercial commitments that are recorded as liabilities in our consolidated financial statements. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our consolidated financial statements but are required to be disclosed. The following table summarizes our contractual obligations and commercial commitments at November 30, 2012, along with the obligations associated with our term loans, and the future periods in which such obligations are expected to be settled in cash (in thousands):

		Payment due by period
Contractual Obligations and Commercial Commitments	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Term loan debt and interest	$785,137	$68,328	$689,707	$27,102	$—
Operating lease obligations	200,716	43,643	65,834	51,196	40,043
Unconditional purchase obligations	28,343	12,194	16,083	66	—
Total	$1,014,196	$124,165	$771,624	$78,364	$40,043

We have four pension and postretirement benefit plans, with the following estimated cash contributions for 2013:

•	U.S. RIP – We made a $10 million contribution to the U.S. RIP in December 2012, the first month of our fiscal 2013, primarily to be used to fund estimated 2013 pension costs.

•	U.K. RIP – We expect to contribute approximately $1.8 million to the UK RIP in 2013.

•	SIP – We expect to contribute approximately $0.7 million to the SIP during 2013.

•	Postretirement medical plan – We expect to contribute approximately $0.9 million to the postretirement medical plan during 2013.

We have $310 million of outstanding borrowings under our credit facility revolver at a current annual interest rate of 1.75%. The credit facility has a five-year term ending in January 2016.

Recent Accounting Pronouncements

Please refer to Note 2 to the Consolidated Financial Statements in this Form 10-K for a discussion of recent accounting pronouncements and their anticipated effect on our business.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

As of November 30, 2012, we had no investments other than cash and cash equivalents and therefore we were not exposed to material interest rate risk on investments.

Our term loan is subject to variable interest rates. In April and June of 2011, to mitigate interest rate exposure on our outstanding credit facility debt, we entered into two interest rate derivative contracts that effectively swap $100 million of floating rate debt for fixed rate debt at a 3.30% weighted average interest rate, which rate includes the current credit facility spread. Both of these interest rate swaps expire in July 2015. Our credit facility borrowings are also subject to variable interest rates. A hypothetical 10% adverse movement in interest rates related to the term loan, credit facility borrowings, or derivative contracts would have resulted in an increase of approximately $0.8 million in interest expense.

Foreign Currency Exchange Rate Risk

Our consolidated financial statements are expressed in U.S. dollars, but a portion of our business is conducted in currencies other than U.S. dollars. Changes in the exchange rates for such currencies into U.S. dollars can affect our revenues, earnings, and the carrying values of our assets and liabilities in our consolidated balance sheet, either positively or negatively. Fluctuations in foreign currency rates increased (decreased) our revenues by $(9.3) million, $16.1 million, and $6.1 million for the years ended November 30, 2012, 2011, and 2010, respectively, and increased our operating income by $0.9 million, $1.4 million, and $1.1 million for the same respective periods. The translation effects of changes in exchange rates in our consolidated balance sheet are recorded within the cumulative translation adjustment component of our stockholders’ equity. In 2012, we recorded cumulative translation gain of $6.2 million, reflecting changes in exchange rates of various currencies compared to the U.S. dollar.

A 10% change in the currencies that we are primarily exposed to would have impacted our 2012 revenue and operating income by approximately $42.9 million and $1.5 million, respectively. Approximately 71% of total revenue was earned in subsidiaries with the U.S. dollar as the functional currency.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of IHS Inc.

We have audited the accompanying consolidated balance sheets of IHS Inc. (the Company) as of November 30, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended November 30, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IHS Inc. at November 30, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), IHS Inc.'s internal control over financial reporting as of November 30, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 18, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young

Denver, Colorado
January 18, 2013

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2012, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of November 30, 2012.

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

Date: January 18, 2013

/s/ Jerre L. Stead
Jerre L. Stead
Chairman and Chief Executive Officer

/s/ Todd S. Hyatt
Todd S. Hyatt
Senior Vice President, Chief Financial and IT Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of IHS Inc.

We have audited IHS Inc.'s internal control over financial reporting as of November 30, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). IHS Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, IHS Inc. maintained, in all material respects, effective internal control over financial reporting as of November 30, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of IHS Inc. as of November 30, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended November 30, 2012 and our report dated January 18, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young

Denver, Colorado
January 18, 2013

IHS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per-share amounts)

	As of	As of
	November 30, 2012	November 30, 2011
Assets
Current assets:
Cash and cash equivalents	$345,008	$234,685
Accounts receivable, net	372,117	326,009
Income tax receivable	20,464	25,194
Deferred subscription costs	47,065	43,136
Deferred income taxes	55,084	45,253
Other	24,145	23,801
Total current assets	863,883	698,078
Non-current assets:
Property and equipment, net	163,013	128,418
Intangible assets, net	554,552	514,949
Goodwill	1,959,223	1,722,312
Other	8,540	9,280
Total non-current assets	2,685,328	2,374,959
Total assets	$3,549,211	$3,073,037
Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$170,102	$144,563
Accounts payable	52,079	32,428
Accrued compensation	50,497	57,516
Accrued royalties	33,637	26,178
Other accrued expenses	55,304	69,000
Deferred revenue	515,318	487,172
Total current liabilities	876,937	816,857
Long-term debt	890,922	658,911
Accrued pension liability	19,602	59,460
Accrued postretirement benefits	10,425	9,200
Deferred income taxes	139,235	123,895
Other liabilities	27,732	19,985
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.01 par value per share, 160,000,000 shares authorized, 67,621,367 and 67,527,344 shares issued, and 65,577,530 and 65,121,884 shares outstanding at November 30, 2012 and November 30, 2011, respectively	676	675
Additional paid-in capital	681,409	636,440
Treasury stock, at cost: 2,043,837 and 2,405,460 shares at November 30, 2012 and 2011, respectively	(139,821)	(133,803)
Retained earnings	1,088,787	930,619
Accumulated other comprehensive loss	(46,693)	(49,202)
Total stockholders’ equity	1,584,358	1,384,729
Total liabilities and stockholders’ equity	$3,549,211	$3,073,037
See accompanying notes.

IHS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per-share amounts)

	Year Ended November 30,
	2012	2011	2010
Revenue:
Products	$1,322,369	$1,151,091	$935,082
Services	207,500	174,547	122,660
Total revenue	1,529,869	1,325,638	1,057,742
Operating expenses:
Cost of revenue:
Products	527,214	464,138	372,592
Services	97,300	94,354	74,379
Total cost of revenue (includes stock-based compensation expense of $6,206; $3,680; and $3,633 for the years ended November 30, 2012, 2011, and 2010, respectively)	624,514	558,492	446,971
Selling, general and administrative (includes stock-based compensation expense of $115,337; $82,514; and $62,841 for the years ended November 30, 2012, 2011, and 2010, respectively)	534,043	453,481	358,012
Depreciation and amortization	118,243	88,039	59,474
Restructuring charges	16,829	1,242	9,022
Acquisition-related costs	4,147	8,000	—
Net periodic pension and postretirement expense	24,917	44,995	10,587
Other income, net	(111)	(1,079)	(453)
Total operating expenses	1,322,582	1,153,170	883,613
Operating income	207,287	172,468	174,129
Interest income	999	862	655
Interest expense	(20,573)	(11,346)	(2,036)
Non-operating expense, net	(19,574)	(10,484)	(1,381)
Income from continuing operations before income taxes	187,713	161,984	172,748
Provision for income taxes	(29,564)	(26,695)	(39,231)
Income from continuing operations	158,149	135,289	133,517
Income from discontinued operations, net	19	126	4,223
Net income	$158,168	$135,415	$137,740

Basic earnings per share:
Income from continuing operations	$2.40	$2.08	$2.09
Income from discontinued operations, net	—	—	0.07
Net income	$2.40	$2.09	$2.15
Weighted average shares used in computing basic earnings per share	65,840	64,938	63,964

Diluted earnings per share:
Income from continuing operations	$2.37	$2.06	$2.06
Income from discontinued operations, net	—	—	0.07
Net income	$2.37	$2.06	$2.13
Weighted average shares used in computing diluted earnings per share	66,735	65,716	64,719
See accompanying notes.

IHS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended November 30,
	2012	2011	2010
Net income	$158,168	$135,415	$137,740
Other comprehensive income (loss), net of tax:
Unrealized losses on hedging activities	(307)	(1,918)	—
Foreign currency translation adjustment	6,237	6,680	(18,186)
Net pension liability adjustment	(3,421)	5,375	960
Total other comprehensive income (loss)	2,509	10,137	(17,226)
Comprehensive income	$160,677	$145,552	$120,514

IHS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended November 30,
	2012	2011	2010
Operating activities:
Net income	$158,168	$135,415	$137,740
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	118,243	88,039	59,474
Stock-based compensation expense	121,543	86,194	66,474
Excess tax benefit from stock-based compensation	(13,199)	(9,943)	(5,024)
Net periodic pension and postretirement expense	24,917	44,648	9,598
Pension and postretirement contributions	(68,339)	—	—
Deferred income taxes	(16,451)	(1,683)	(5,699)
Change in assets and liabilities:
Accounts receivable, net	(35,410)	(35,137)	(37,886)
Other current assets	(2,246)	(1,508)	(2,565)
Accounts payable	22,383	(4,302)	3,017
Accrued expenses	(17,567)	5,267	(800)
Income tax payable	21,220	(9,082)	6,547
Deferred revenue	692	43,757	36,268
Other liabilities	419	385	(956)
Net cash provided by operating activities	314,373	342,050	266,188
Investing activities:
Capital expenditures on property and equipment	(64,732)	(54,340)	(31,836)
Acquisitions of businesses, net of cash acquired	(306,268)	(730,058)	(334,514)
Intangible assets acquired	(3,700)	(2,985)	—
Change in other assets	1,708	(5,687)	(186)
Settlements of forward contracts	(2,268)	(168)	(424)
Net cash used in investing activities	(375,260)	(793,238)	(366,960)
Financing activities:
Proceeds from borrowings	750,001	954,031	245,000
Repayment of borrowings	(493,080)	(444,775)	(43,300)
Payment of debt issuance costs	(824)	(6,326)	—
Excess tax benefit from stock-based compensation	13,199	9,992	5,024
Proceeds from the exercise of employee stock options	2,938	2,144	1,320
Repurchases of common stock	(92,823)	(32,249)	(26,442)
Net cash provided by financing activities	179,411	482,817	181,602
Foreign exchange impact on cash balance	(8,201)	2,321	(4,296)
Net increase in cash and cash equivalents	110,323	33,950	76,534
Cash and cash equivalents at the beginning of the period	234,685	200,735	124,201
Cash and cash equivalents at the end of the period	$345,008	$234,685	$200,735

See accompanying notes.

IHS INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

	Shares of Class A Common Stock	Class A Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at November 30, 2009	63,284	$648	$472,791	$(75,112)	$657,464	$(42,113)	$1,013,678
Stock-based award activity	965	14	64,746	(26,442)	—	—	38,318
Excess tax benefit on vested shares	—	—	3,571	—	—	—	3,571
Net income	—	—	—	—	137,740	—	137,740
Other comprehensive loss	—	—	—	—	—	(17,226)	(17,226)
Balance at November 30, 2010	64,249	$662	$541,108	$(101,554)	$795,204	$(59,339)	$1,176,081
Stock-based award activity	873	13	85,389	(32,249)	—	—	53,153
Excess tax benefit on vested shares	—	—	9,943	—	—	—	9,943
Net income	—	—	—	—	135,415	—	135,415
Other comprehensive income	—	—	—	—	—	10,137	10,137
Balance at November 30, 2011	65,122	$675	$636,440	$(133,803)	$930,619	$(49,202)	$1,384,729
Stock-based award activity	1,019	1	31,770	43,769	—	—	75,540
Excess tax benefit on vested shares	—	—	13,199	—	—	—	13,199
Repurchases of common stock	(563)	—	—	(49,787)	—	—	(49,787)
Net income	—	—	—	—	158,168	—	158,168
Other comprehensive income	—	—	—	—	—	2,509	2,509
Balance at November 30, 2012	65,578	$676	$681,409	$(139,821)	$1,088,787	$(46,693)	$1,584,358
See accompanying notes.

IHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business

We are a leading source of information, insight and analytics in critical areas that shape today's business landscape. Businesses and governments in more than 165 countries around the globe rely on our comprehensive content, expert independent analysis and flexible delivery methods to make high-impact decisions and develop strategies with speed and confidence. We have been in business since 1959 and became a publicly traded company on the New York Stock Exchange in 2005. Headquartered in Englewood, Colorado, USA, we are committed to sustainable, profitable growth and employ more than 6,000 people in 31 countries around the world.

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

Fiscal Year End
Our fiscal year ends on November 30 of each year. References herein to individual years mean the year ended November 30. For example, 2012 means the year ended November 30, 2012.

Consolidation Policy
The consolidated financial statements include the accounts of all wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates have been made in areas that include revenue recognition, valuation of long-lived and intangible assets and goodwill, income taxes, pension and postretirement benefits, and stock-based compensation. Actual results could differ from those estimates.

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

The majority of our revenue is derived from the sale of subscriptions, which is initially deferred and then recognized ratably as delivered over the subscription period, which is generally 12 months.

Revenue is recognized upon delivery for non-subscription sales.

In certain locations, we use dealers to distribute our Critical Information and Insight. Revenue for products sold through dealers is recognized as follows:

•	For subscription offerings, revenue is recognized ratably as delivered to the end user over the subscription period.
•For non-subscription offerings, revenue is recognized upon delivery to the dealer.

We do not defer the revenue for the limited number of sales of subscriptions in which we act as a sales agent for third parties and we have no continuing responsibility to maintain and update the underlying database. We recognize this revenue on a net basis upon the sale of these subscriptions and delivery of the information and tools.

Services
We provide our customers with service offerings that are primarily sold on a stand-alone basis and on a significantly more limited basis as part of a multiple-element arrangement. Our service offerings are generally separately priced in a standard price book. For services that are not in a standard price book, as the price varies based on the nature and complexity of the service offering, pricing is based on the estimated amount of time to be incurred at standard billing rates for the estimated underlying effort for executing the associated deliverable in the contract. Revenue related to services performed under time-and-material-based contracts is recognized in the period performed at standard billing rates. Revenue associated with fixed-price contracts is recognized upon completion of each specified performance obligation or proportionally based upon performance progress under the terms of the contract. See discussion of “multiple-element arrangements” below. If the contract includes acceptance contingencies, revenue is recognized in the period in which we receive documentation of acceptance from the customer.

Software
We continue to increase our sales of software products and maintenance contracts. In addition to meeting the standard revenue recognition criteria described above, software license revenue must also meet the requirement that vendor-specific objective evidence (“VSOE”) of the fair value of undelivered elements exists. As a significant portion of our software licenses are sold in multiple-element arrangements that include either maintenance or, in more limited circumstances, both maintenance and professional services, we use the residual method to determine the amount of license revenue to be recognized. Under the residual method, consideration is allocated to undelivered elements based upon VSOE of the fair value of those elements, with the residual of the arrangement fee allocated to and recognized as license revenue. We recognize license revenue upon delivery, with maintenance revenue recognized ratably over the maintenance period. We have established VSOE of the fair value of maintenance through independent maintenance renewals, which demonstrate a consistent relationship of pricing maintenance as a percentage of the discounted or undiscounted license list price. VSOE of the fair value of professional services is established based on daily rates when sold on a stand-alone basis.

Multiple-element arrangements
Occasionally, we may execute contracts with customers which contain multiple offerings. In our business, multiple-element arrangements refer to contracts with separate fees for subscription offerings, decision-support tools, maintenance, and/or related services. We have established separate units of accounting as each offering is primarily sold on a stand-alone basis. Using the relative selling price method, each element of the arrangement is allocated based generally on stand-alone sales of these products and services, which constitutes VSOE of selling price. We do not use any other factors, inputs, assumptions, or methods to determine an estimated selling price. We recognize the elements of the contract as follows:

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

Leasehold improvements are depreciated over their estimated useful life, or the life of the lease, whichever is shorter. Maintenance, repairs and renewals of a minor nature are expensed as incurred. Betterments and major renewals which extend the useful lives of buildings, improvements, and equipment are capitalized. We also capitalize certain internal-use software development costs in accordance with applicable accounting principles.

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

Finite-lived intangible assets
Identifiable intangible assets with finite lives are generally amortized on a straight-line basis over their respective lives, as follows:

Information databases	3	to	15	years
Customer relationships	1	to	15	years
Non-compete agreements	1	to	5	years
Developed computer software	3	to	10	years
Other	3	to	7	years

Indefinite-lived intangible assets
Beginning in 2012, when performing the impairment test for indefinite-lived intangible assets, which consist of trade names and perpetual licenses, we first conduct a qualitative analysis to determine whether we believe it is more likely than not that an asset has been impaired. If we believe an impairment has occurred, we then evaluate for impairment by comparing the amount by which the carrying value of the asset exceeds its fair value. An impairment charge is recognized if the asset’s estimated fair value is less than its carrying value.

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

Goodwill
We test goodwill for impairment on a reporting unit level. A reporting unit is a group of businesses (i) for which discrete financial information is available and (ii) that have similar economic characteristics. We test goodwill for impairment using the following two-step approach:

•We first determine the fair value of each reporting unit. If the fair value of a reporting unit is less than its carrying value, this is an indicator that the goodwill assigned to that reporting unit might be impaired, which requires performance of the second step. We determine the fair value of our reporting units based on projected future discounted cash flows, which, in turn, are based on our views of uncertain variables such as growth rates, anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. There were no deficiencies in reporting unit fair values versus carrying values in the fiscal years ended November 30, 2012, 2011, and 2010.

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

Pension and Other Postretirement Benefits
During the fourth quarter of each fiscal year (or upon any remeasurement date), we immediately recognize net actuarial gains or losses in excess of a corridor in our operating results. The corridor amount is equivalent to 10% of the greater of the market-related value of plan assets or the plan's benefit obligation at the beginning of the year. We use the actual fair value of plan assets at the measurement date as the measure of the market-related value of plan assets.

Treasury Stock
For all IHS stock retention and buyback programs and transactions, we utilize the cost method of accounting. We employ the weighted-average cost method as our inventory costing method for treasury stock transactions.

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

Foreign Currency
The functional currency of each of our foreign subsidiaries is typically such subsidiary’s local currency. Assets and liabilities are translated at period-end exchange rates. Income and expense items are translated at weighted average rates of exchange prevailing during the year. Any translation adjustments are included in other comprehensive income. Transactions executed in different currencies resulting in exchange adjustments are translated at spot rates and resulting foreign-exchange-transaction gains and losses are included in the results of operations.

We utilize forward-contract instruments to manage market risks associated with fluctuations in certain foreign-currency exchange rates as they relate to specific balances of accounts and notes receivable and payable denominated in foreign currencies. At the end of the reporting period, non-functional foreign-currency-denominated receivable and cash balances are re-measured into the functional currency of the reporting entities at current market rates. The change in value from this re-measurement is reported as a foreign exchange gain or loss for that period in other income in the accompanying consolidated statements of operations. The resulting gains or losses from the forward foreign currency contracts described above, which are also included in other income, mitigate the exchange rate risk of the associated assets.

Impairment of Long-Lived Assets
We review the carrying amounts of long-lived assets to determine whether current events or circumstances indicate their value may be impaired. A long-lived asset with a finite life is considered to be impaired if its carrying value exceeds the estimated future undiscounted cash flows to be derived from it. Any impairment is measured by the amount that the carrying value of such assets exceeds their fair value, primarily based on estimated discounted cash flows. Considerable management judgment is necessary to estimate the fair value of assets. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value, less cost to sell.

Stock-Based Compensation
All stock-based payments to employees are recognized in the income statement based on their fair values. In addition, we estimate forfeitures at the grant date. Compensation cost is recognized based on the number of awards expected to vest. There will be adjustments in future periods if actual forfeitures differ from our estimates. Our forfeiture rate is based upon historical experience as well as anticipated employee turnover considering certain qualitative factors. We amortize the value of stock-based awards to expense over the vesting period on a straight-line basis. For awards with performance conditions, we evaluate the probability of the number of shares that are expected to vest, and compensation expense is then adjusted to reflect the number of shares expected to vest and the cumulative vesting period met to date.

Recent Accounting Pronouncements
In June 2011, the FASB issued guidance on the presentation of comprehensive income that is effective for us in the first quarter of 2013; however, early adoption is permitted. Under the new guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance does not change the components that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. We elected to adopt this new guidance in the fourth quarter of 2012, and have chosen to use the two separate but consecutive statements approach to the presentation of comprehensive income.

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

In July 2012, the FASB issued guidance on testing indefinite-lived intangible assets for impairment that is effective for us in the first quarter of 2013; however, early adoption is permitted. The new guidance permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. We elected to adopt this new qualitative approach to impairment testing in the fourth quarter of 2012, applying it to our annual impairment test for 2012. The adoption of this standard did not have any impact on our consolidated financial statements.

3.	Business Combinations

During the year ended November 30, 2012, we completed the following acquisitions:

Acquisitions announced March 5, 2012. On March 5, 2012, we announced the acquisition of Displaybank Co., Ltd., a global authority in market research and consulting for the flat-panel display industry, and the Computer Assisted Product Selection (CAPS™) electronic components database and tools business, including CAPS Expert, from PartMiner Worldwide. The combined purchase price of these businesses was approximately $40 million. We expect that Displaybank will deepen our Asia Pacific research and analysis capabilities and that the CAPS family of products will significantly enhance our existing electronic parts information business.

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

The following table summarizes the purchase price allocation, net of acquired cash, for all acquisitions completed in 2012 (in thousands):

	GlobalSpec	All others	Total
Assets:
Current assets	$4,740	$11,702	$16,442
Property and equipment	1,880	2,531	4,411
Intangible assets	44,500	72,034	116,534
Goodwill	114,778	115,987	230,765
Other long-term assets	772	282	1,054
Total assets	166,670	202,536	369,206
Liabilities:
Current liabilities	80	8,191	8,271
Deferred revenue	12,238	12,926	25,164
Deferred taxes	17,661	11,631	29,292
Other long-term liabilities	211	—	211
Total liabilities	30,190	32,748	62,938
Purchase price	$136,480	$169,788	$306,268

During 2011, we completed the following acquisitions, among others:

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

The following table summarizes the purchase price allocation, net of acquired cash, for all acquisitions completed in 2011 (in thousands):

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

During 2010, we completed the following acquisitions:

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

The following table summarizes the purchase price allocation, net of acquired cash, for all acquisitions completed in 2010 (in thousands):

	iSuppli	Access Intelligence	Atrion	All others	Total
Assets:
Current assets	$7,496	$3,841	$2,868	$6,527	$20,732
Property and equipment	1,435	213	403	1,752	3,803
Intangible assets	27,576	30,635	26,259	36,095	120,565
Goodwill	70,289	57,858	39,890	87,438	255,475
Other long-term assets	5,590	—	2,072	98	7,760
Total assets	112,386	92,547	71,492	131,910	408,335
Liabilities:
Current liabilities	5,424	955	1,066	7,934	15,379
Deferred revenue	10,775	11,698	6,381	12,658	41,512
Deferred taxes	1,807	647	7,878	6,145	16,477
Other long-term liabilities	—	222	141	90	453
Total liabilities	18,006	13,522	15,466	26,827	73,821
Purchase price	$94,380	$79,025	$56,026	$105,083	$334,514

4.	Accounts Receivable

Our accounts receivable balance consists of the following as of November 30, 2012 and 2011 (in thousands):

	2012	2011
Accounts receivable	$376,463	$330,309
Less: Accounts receivable allowance	(4,346)	(4,300)
Accounts receivable, net	$372,117	$326,009

We record an accounts receivable allowance when it is probable that the accounts receivable balance will not be collected. The amounts comprising the allowance are based upon management’s estimates and historical collection trends. The activity in our accounts receivable allowance consists of the following for the years ended November 30, 2012, 2011, and 2010, respectively (in thousands):

	2012	2011	2010
Balance at beginning of year	$4,300	$3,024	$4,511
Provision for bad debts	2,661	2,666	987
Recoveries and other additions	1,056	2,289	1,674
Write-offs and other deductions	(3,671)	(3,679)	(4,148)
Balance at end of year	$4,346	$4,300	$3,024

5.	Property and Equipment

Property and equipment consists of the following as of November 30, 2012 and 2011 (in thousands):

	2012	2011
Land, buildings and improvements	$98,004	$88,714
Machinery and equipment	212,292	149,410
	310,296	238,124
Less: Accumulated depreciation	(147,283)	(109,706)
	$163,013	$128,418

Depreciation expense was approximately $36.1 million, $23.8 million, and $18.7 million for the years ended November 30, 2012, 2011, and 2010, respectively.

6.	Intangible Assets

The following table presents details of our intangible assets, other than goodwill (in thousands):

	As of November 30, 2012			As of November 30, 2011
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Information databases	$291,265	$(141,072)	$150,193	$259,524	$(105,078)	$154,446
Customer relationships	266,168	(63,105)	203,063	210,940	(43,468)	167,472
Non-compete agreements	4,372	(2,615)	1,757	8,515	(5,754)	2,761
Developed computer software	141,570	(46,898)	94,672	123,566	(25,718)	97,848
Other	51,214	(12,163)	39,051	27,667	(5,958)	21,709
Total	$754,589	$(265,853)	$488,736	$630,212	$(185,976)	$444,236
Intangible assets not subject to amortization:
Trademarks	64,618	—	64,618	69,539	—	69,539
Perpetual licenses	1,198	—	1,198	1,174	—	1,174
Total intangible assets	$820,405	$(265,853)	$554,552	$700,925	$(185,976)	$514,949

Intangible asset amortization expense was $82.1 million, $64.2 million, and $40.7 million for the years ended November 30, 2012, 2011, and 2010, respectively. Estimated future amortization expense related to intangible assets held as of November 30, 2012 is as follows:

Year	Amount (in thousands)
2013	$82,939
2014	71,767
2015	66,074
2016	58,920
2017	47,201
Thereafter	161,835

Changes in intangible assets in both 2012 and 2011 were primarily the result of acquisitions (see Note 3) and to a lesser extent, foreign currency exchange rate fluctuations.

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

Since our swaps are not listed on an exchange, we have evaluated fair value by reference to similar transactions in active markets; consequently, we have classified the swaps within Level 2 of the fair value measurement hierarchy. As of November 30, 2012, the fair market value of our swaps was a liability of $3.6 million, and the current mark-to-market loss position is recorded in other liabilities in the consolidated balance sheets.

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

As of November 30, 2012, we were in compliance with all of the covenants in the Credit Facility and had approximately $310 million of outstanding borrowings under the revolver at a current annual interest rate of 1.75% and approximately $749 million of outstanding borrowings under the term loans at a current weighted average annual interest rate of 1.77%. We have classified $193 million of revolver borrowings as long-term and $117 million as short-term based upon our current estimate of expected repayments for the next twelve months. Short-term debt also includes $53 million of scheduled term loan principal repayments over the next twelve months. We had approximately $0.5 million of outstanding letters of credit under the Credit Facility as of November 30, 2012.

Maturities of outstanding borrowings under the term loans as of November 30, 2012 are as follows (in thousands):

Year	Amount (in thousands)
2013	$52,578
2014	105,156
2015	565,469
2016	26,279
2017	—
$749,482

Our debt as of November 30, 2012 also included approximately $1 million of non-interest bearing notes that were issued to the sellers of Prime Publications Limited (Prime), a company that we purchased in 2008. These notes are due upon demand and are therefore recorded in short-term debt in the consolidated balance sheets.

As of November 30, 2011, we were operating under the same Credit Facility as we are as of November 30, 2012, albeit at a lower total capacity. We also had approximately $2 million of non-interest bearing notes associated with the Prime acquisition as of that date.

9.	Restructuring Charges

Net restructuring charges were $16.8 million, $1.2 million, and $9.0 million for the years ended November 30, 2012, 2011, and 2010, respectively. The restructuring charges are described below.

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

During 2012, we have continued to consolidate positions to our Centers of Excellence locations as we complete successive Vanguard releases, as well as eliminating positions to accomplish other operational efficiencies. We also began consolidating legacy data centers in 2012, including certain contract termination costs. We recorded approximately $16.8 million of restructuring charges for direct and incremental costs associated with these activities. The activities included the movement or elimination of approximately 271 positions. Of the total charge, approximately $13.4 million of the charge was recorded in the Americas segment, approximately $3.0 million was recorded in the EMEA segment and approximately $0.4 million was recorded in the APAC segment. We expect to continue to incur costs related to these and other similar activities in future periods, resulting in additional restructuring charges.

The following table shows our restructuring activity and provides a reconciliation of the restructuring liability as of November 30, 2012 (in thousands):

	Employee Severance and Other Termination Benefits	Contract Termination Costs	Other	Total
Balance at November 30, 2009	$—	$—	$—	$—
Add: Restructuring costs incurred *	8,024	972	108	9,104
Less: Amount paid	(6,738)	(850)	(61)	(7,649)
Balance at November 30, 2010	1,286	122	47	1,455
Add: Restructuring costs incurred	540	—	—	540
Revision to prior estimates	(394)	1,143	(47)	702
Less: Amount paid	(892)	(1,265)	—	(2,157)
Balance at November 30, 2011	540	—	—	540
Add: Restructuring costs incurred	13,847	2,228	1,008	17,083
Revision to prior estimates	(254)	—	—	(254)
Less: Amount paid	(10,970)	(725)	(949)	(12,644)
Balance at November 30, 2012	$3,163	$1,503	$59	$4,725
* Excludes $0.1 million restructuring credit as discussed above.

As of November 30, 2012, approximately $3.6 million of the remaining liability was in the Americas segment, approximately $1.0 million was in the EMEA segment, and approximately $0.1 million was in the APAC segment. The entire $4.7 million is expected to be paid in 2013.

10.	Acquisition-related Costs

During the year ended November 30, 2011, we incurred approximately $8.0 million in costs to complete acquisitions and to leverage synergies from recent business combinations. As a result of these activities, we eliminated approximately 40 positions and closed one of the acquired offices. The changes only affected the Americas and EMEA segments.

During the year ended November 30, 2012, we incurred approximately $4.1 million of direct and incremental costs associated with recent acquisitions, including legal and professional fees, the elimination of certain positions, and a facility closure. Substantially all of the costs were incurred within the Americas segment.

The following table provides a reconciliation of the acquisition-related costs accrued liability as of November 30, 2012 (in thousands):

	Employee Severance and Other Termination Benefits	Contract Termination Costs	Other	Total
Balance at November 30, 2010	$—	$—	$—	$—
Add: Costs incurred	4,318	706	2,976	8,000
Less: Amount paid	(2,699)	(237)	(2,791)	(5,727)
Balance at November 30, 2011	$1,619	$469	$185	$2,273
Add: Costs incurred	1,912	138	2,119	4,169
Revision to prior estimates	(22)	—	—	(22)
Less: Amount paid	(2,925)	(523)	(2,304)	(5,752)
Balance at November 30, 2012	$584	$84	$—	$668

As of November 30, 2012, the remaining $0.7 million liability was in the Americas segment, and is expected to be paid in 2013.

11.	Discontinued Operations

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

Operating results of these discontinued operations for the years ended November 30, 2012, 2011, and 2010, respectively, were as follows (in thousands):

	2012	2011	2010
Revenue	$—	$6,938	$17,718

Income from discontinued operations before income taxes	36	347	6,742
Tax expense	(17)	(221)	(2,519)
Income from discontinued operations, net	$19	$126	$4,223

12.	Income Taxes

The amounts of income from continuing operations before income taxes by U.S. and foreign jurisdictions for the years ended November 30, 2012, 2011, and 2010, respectively, is as follows (in thousands):

	2012	2011	2010
U.S.	$10,693	$(1,786)	$14,682
Foreign	177,020	163,770	158,066
	$187,713	$161,984	$172,748

The provision for income tax expense (benefit) from continuing operations for the years ended November 30, 2012, 2011, and 2010, respectively, is as follows (in thousands):

	2012	2011	2010
Current:
U.S.	$17,301	$1,988	$16,348
Foreign	24,224	23,974	25,516
State	4,490	2,416	3,066
Total current	46,015	28,378	44,930
Deferred:
U.S.	(13,420)	355	(2,475)
Foreign	(2,592)	(1,444)	(2,898)
State	(439)	(594)	(326)
Total deferred	(16,451)	(1,683)	(5,699)
Provision for income taxes	$29,564	$26,695	$39,231

The following table presents the reconciliation of the provision for income taxes to the U.S. statutory tax rate for the years ended November 30, 2012, 2011, and 2010, respectively (in thousands):

	2012	2011	2010
Statutory U.S. federal income tax	$65,700	$56,694	$60,461
State income tax, net of federal benefit	1,523	873	1,295
Foreign rate differential	(38,153)	(34,385)	(31,918)
Tax rate change	(2,162)	(1,735)	(693)
U.S. tax on earnings from foreign affiliates, net of foreign tax credits (FTCs)	1,431	1,438	11,972
Valuation allowance	(1,429)	342	(690)
Change in reserves	586	744	27
Other	2,068	2,724	(1,223)
Income tax expense	$29,564	$26,695	$39,231
Effective tax rate expressed as a percentage of pre-tax earnings	15.7%	16.5%	22.7%

Undistributed earnings of our foreign subsidiaries were approximately $371.3 million at November 30, 2012. Those earnings are considered to be indefinitely reinvested, and do not include earnings from certain subsidiaries which are considered distributed. Accordingly, no provision for U.S. federal and state income taxes has been provided for those earnings. If we were to repatriate those earnings, in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexity associated with the hypothetical calculation.

The significant components of deferred tax assets and liabilities as of November 30, 2012 and 2011 are as follows (in thousands):

	2012	2011
Deferred tax assets:
Accruals and reserves	$11,141	$9,669
Deferred revenue	7,062	5,423
Fixed assets	—	2,025
Pension and postretirement benefits	7,698	2,490
Tax credits	3,406	6,073
Deferred stock-based compensation	33,992	26,947
Loss carryforwards	42,019	30,581
Other	6,148	5,634
Gross deferred tax assets	111,466	88,842
Valuation allowance	(1,393)	(2,825)
Realizable deferred tax assets	110,073	86,017
Deferred tax liabilities:
Fixed assets	(8,396)	—
Intangibles	(185,828)	(164,659)
Gross deferred tax liabilities	(194,224)	(164,659)
Net deferred tax liability	$(84,151)	$(78,642)

As of November 30, 2012, we had loss carryforwards for tax purposes totaling approximately $115.4 million, comprised of $101.7 million of U.S. net operating loss carryforwards and $13.7 million of foreign loss carryforwards. These carryforwards will be available to offset future taxable income. If not used, the U.S. net operating loss carryforwards will begin to expire in 2018 and the foreign tax loss carryforwards generally may be carried forward indefinitely. The U.S. net operating loss carryforwards increased as a result of acquisitions. We have analyzed the foreign net operating losses and placed valuation allowances on those that we have determined the realization is not more likely than not to occur.

As of November 30, 2012, we had approximately $2.8 million of foreign tax credit (FTC) carryforwards and approximately $0.6 million of research and development (R&D) credit carryforwards, both of which will be available to offset future U.S. tax liabilities. If not used, the FTC carryforwards will expire between 2016 and 2022, and the R&D credit carryforwards will expire between 2026 and 2027. We believe that it is more likely than not that we will realize our FTC and R&D tax credit assets.

The valuation allowance for deferred tax assets decreased by $1.4 million in 2012. The decrease is primarily attributable to realization of a deferred tax asset related to the U.S. capital loss carryforward.

We have provided what we believe to be an appropriate amount of tax for items that involve interpretation of the tax law. However, events may occur in the future that will cause us to reevaluate our current reserves and may result in an adjustment to the reserve for taxes.

A summary of the activities associated with our reserve for unrecognized tax benefits, interest and penalties follows (in thousands):

	Unrecognized Tax Benefits	Interest and Penalties
Balance at November 30, 2011	$1,976	$239
Additions:
Current year tax positions	80	—
Prior year tax positions	908	—
Associated with interest	—	476
Decreases:
Lapse of statute of limitations	(486)	(76)
Prior year tax positions	(316)	—
Balance at November 30, 2012	$2,162	$639

As of November 30, 2012, the total amount of unrecognized tax benefits was $2.8 million, of which $0.6 million related to interest and penalties. We include accrued interest and accrued penalties related to amounts accrued for unrecognized tax benefits in our provision for income taxes. The entire amount of unrecognized benefits at November 30, 2012 may affect the annual effective tax rate if the benefits are eventually recognized.

It is reasonably possible that we will experience a $1.1 million decrease in the reserve for unrecognized tax benefits within the next twelve months. We would experience this decrease in relation to uncertainties associated with closing of statutes.

We and our subsidiaries file federal, state, and local income tax returns in multiple jurisdictions around the world. With few exceptions, we are no longer subject to income tax examinations by tax authorities for years before 2008.

13.	Pensions and Postretirement Benefits

Defined Benefit Plans

We sponsor a non-contributory, closed defined-benefit retirement plan (the U.S. RIP) for all of our U.S. employees with at least one year of service. We also have a frozen defined-benefit pension plan (the U.K. RIP) that covers certain employees of a subsidiary based in the United Kingdom. We also have an unfunded Supplemental Income Plan (SIP), which is a non-qualified pension plan, for certain U.S. employees who earn over a federally stipulated amount. Benefits for all three plans are generally based on years of service and either average or cumulative base compensation. Plan funding strategies are influenced by employee benefit laws and tax laws. The U.K. RIP includes a provision for employee contributions and inflation-based benefit increases for retirees.

During 2010, we approved a plan design change for the U.S. RIP that was effective March 1, 2011. This change is considered to be a prospective plan amendment pursuant to existing pension accounting guidance. Accordingly, we reflected the modification to the U.S. RIP within the November 30, 2010 balance sheet, which resulted in a $5.3 million reduction in liability that will be amortized over the remaining average future working lifetime of the employee group, which is approximately six years.

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

In the first quarter of fiscal 2012, we also made the decision to close the U.S. RIP to new participants effective January 1, 2012. In place of the U.S. RIP benefits, colleagues hired after January 1, 2012 receive a company non-elective contribution to their 401(k) plan balances if they are an active employee at the end of the year.

During fiscal 2012, we offered lump-sum buyouts to former colleagues who are not yet receiving benefits. The payout associated with these lump-sum offers is accounted for as a settlement.

In December 2012, the first month of our fiscal 2013, we contributed approximately $10 million to the U.S. RIP to fund estimated 2013 pension costs.

As of November 30, 2012, the U.S. RIP plan assets consist primarily of fixed-income securities, with a moderate amount of equity securities. We employed a similar investment strategy as of November 30, 2011. The U.K. RIP plan assets consist primarily of equity securities, with smaller holdings of bonds and other assets. Equity assets are diversified between international and domestic investments, with additional diversification in the domestic category through allocations to large-cap, mid-cap, and growth and value investments.

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

The following table compares target asset allocation percentages with actual asset allocations at the end of 2012:

	U.S. RIP Assets		U.K. RIP Assets
	Target Allocations	Actual Allocations	Target Allocations	Actual Allocations
Fixed Income	75%	74%	45%	47%
Equities	25%	22%	55%	48%
Alternatives/Other	—%	4%	—%	5%

Investment return assumptions for both plans have been determined by obtaining independent estimates of expected long-term rates of return by asset class and applying the returns to assets on a weighted-average basis.

As discussed above, we contributed approximately $10.0 million to the U.S. RIP in early fiscal 2013. We expect to contribute $1.8 million to the U.K. RIP and $0.7 million to the SIP during 2013.

The following table provides the expected benefit payments for our pension plans (in thousands):

	U.S. RIP	U.K. RIP	SIP	Total
2013	$9,873	$1,625	$711	$12,209
2014	9,587	1,481	677	11,745
2015	10,007	1,392	667	12,066
2016	10,028	1,685	656	12,369
2017	9,991	1,507	705	12,203
2018-2022	47,920	17,909	2,952	68,781

Our net periodic pension expense (income) for the pension plans was comprised of the following (in thousands):

	Year Ended November 30, 2012
	U.S. RIP	U.K. RIP	SIP	Total
Service costs incurred	$10,174	$133	$187	$10,494
Interest costs on projected benefit obligation	6,945	1,710	389	9,044
Expected return on plan assets	(8,487)	(2,232)	—	(10,719)
Amortization of prior service benefit	(1,343)	—	(7)	(1,350)
Amortization of transitional obligation	—	—	40	40
Settlements	4,930	—	—	4,930
Fourth quarter expense recognition of actuarial loss in excess of corridor	5,044	5,762	383	11,189
Net periodic pension expense	$17,263	$5,373	$992	$23,628

	Year Ended November 30, 2011
	U.S. RIP	U.K. RIP	SIP	Total
Service costs incurred	$8,438	$108	$140	$8,686
Interest costs on projected benefit obligation	11,877	1,928	394	14,199
Expected return on plan assets	(16,391)	(2,317)	—	(18,708)
Amortization of prior service benefit	(1,343)	—	(6)	(1,349)
Amortization of transitional obligation	—	—	40	40
Settlements	21,299	—	—	21,299
Special termination benefits	—	—	60	60
Fourth quarter expense recognition of actuarial loss in excess of corridor	20,535	—	—	20,535
Net periodic pension expense (income)	$44,415	$(281)	$628	$44,762

	Year Ended November 30, 2010
	U.S. RIP	U.K. RIP	SIP	Total
Service costs incurred	$8,015	$644	$213	$8,872
Interest costs on projected benefit obligation	11,971	1,780	415	14,166
Expected return on plan assets	(16,040)	(2,135)	—	(18,175)
Amortization of prior service cost (benefit)	(473)	—	44	(429)
Amortization of transitional obligation	—	—	40	40
Fourth quarter expense recognition of actuarial loss in excess of corridor	8,735	—	—	8,735
Net periodic pension expense	$12,208	$289	$712	$13,209

The changes in the projected benefit obligation, plan assets and the funded status of the pension plans were as follows (in thousands):

	November 30, 2012
	U.S. RIP	U.K. RIP	SIP	Total
Change in projected benefit obligation:
Net benefit obligation at November 30, 2011	$136,967	$34,213	$7,761	$178,941
Service costs incurred	10,174	133	187	10,494
Interest costs on projected benefit obligation	6,945	1,710	389	9,044
Actuarial loss	13,656	7,383	897	21,936
Gross benefits paid	(38,765)	(998)	(687)	(40,450)
Foreign currency exchange rate change	—	771	—	771
Net benefit obligation at November 30, 2012	$128,977	$43,212	$8,547	$180,736
Change in plan assets:
Fair value of plan assets at November 30, 2011	$82,819	$36,662	$—	$119,481
Actual return on plan assets	12,967	961	—	13,928
Employer contributions	65,000	1,732	687	67,419
Gross benefits paid	(38,765)	(998)	(687)	(40,450)
Foreign currency exchange rate change	—	756	—	756
Fair value of plan assets at November 30, 2012	$122,021	$39,113	$—	$161,134
Funded status:
Projected benefit obligation at November 30, 2012	$(128,977)	$(43,212)	$(8,547)	$(180,736)
Fair value of plan assets at November 30, 2012	122,021	39,113	—	161,134
Funded status - underfunded	$(6,956)	$(4,099)	$(8,547)	$(19,602)
Amounts recognized in the Consolidated Balance Sheets:
Accrued pension liability	$(6,956)	$(4,099)	$(8,547)	$(19,602)
Amounts in Accumulated Other Comprehensive Income not yet recognized as components of net periodic pension and postretirement expense, pretax
Net prior service benefit	$(5,495)	$—	$(28)	$(5,523)
Net actuarial loss	12,898	4,322	855	18,075
Net transitional obligation	—	—	159	159
Total not yet recognized	$7,403	$4,322	$986	$12,711

	November 30, 2011
	U.S. RIP	U.K. RIP	SIP	Total
Change in projected benefit obligation:
Net benefit obligation at November 30, 2010	$225,776	$33,939	$7,534	$267,249
Service costs incurred	8,438	108	140	8,686
Employee contributions	—	13	—	13
Interest costs on projected benefit obligation	11,877	1,928	394	14,199
Actuarial loss (gain)	32,573	(773)	197	31,997
Gross benefits paid	(13,386)	(1,291)	(564)	(15,241)
Special termination benefits	—	—	60	60
Settlement expense	(128,311)	—	—	(128,311)
Foreign currency exchange rate change	—	289	—	289
Net benefit obligation at November 30, 2011	$136,967	$34,213	$7,761	$178,941
Change in plan assets:
Fair value of plan assets at November 30, 2010	$208,506	$33,639	$—	$242,145
Actual return on plan assets	16,010	2,372	—	18,382
Employer contributions	—	1,756	564	2,320
Employee contributions	—	13	—	13
Gross benefits paid	(13,386)	(1,291)	(564)	(15,241)
Settlements	(128,311)	—	—	(128,311)
Foreign currency exchange rate change	—	173	—	173
Fair value of plan assets at November 30, 2011	$82,819	$36,662	$—	$119,481
Funded status:
Projected benefit obligation at November 30, 2011	$(136,967)	$(34,213)	$(7,761)	$(178,941)
Fair value of plan assets at November 30, 2011	82,819	36,662	—	119,481
Funded status - over (under) funded	$(54,148)	$2,449	$(7,761)	$(59,460)
Amounts recognized in the Consolidated Balance Sheets:
Accrued pension liability	$(54,148)	$2,449	$(7,761)	$(59,460)
Amounts in Accumulated Other Comprehensive Income not yet recognized as components of net periodic pension and postretirement expense, pretax
Net prior service benefit	$(6,839)	$—	$(35)	$(6,874)
Net actuarial loss	13,697	1,298	340	15,335
Net transitional obligation	—	—	199	199
Total not yet recognized	$6,858	$1,298	$504	$8,660

The pretax amortization amounts we expect to recognize in net periodic pension and postretirement expense during fiscal 2013 are as follows (in thousands):

	U.S. RIP	U.K. RIP	SIP	Total
Amortization of transitional obligation	$—	$—	$—	$—
Amortization of net prior service benefit	$(1,343)	$—	$—	$(1,343)

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

	U.S. RIP		U.K. RIP		SIP
	2012	2011	2012	2011	2012	2011
Weighted-average assumptions as of year-end
Discount rate	4.00%	5.30%	4.40%	5.00%	4.00%	5.30%
Expected long-term rate of return on assets	4.50%	6.25%	5.25%	6.00%	—%	—%

The decrease in the expected long-term rate of return on assets for the U.S. RIP in 2012 was primarily due to the change in asset mix that we made at the end of 2011 to create a better match of our pension assets and pension obligations.

Fair Value Measurements

Financial instruments included in plan assets carried at fair value as of November 30, 2011 and 2010 and measured at fair value on a recurring basis are classified as follows (in thousands):

	2012				2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest-bearing cash	$—	$7,529	$—	$7,529	$—	$5,494	$—	$5,494
Collective trust funds:
Fixed income funds	—	107,893	—	107,893	—	77,416	—	77,416
Equity funds	—	45,712	—	45,712	—	36,571	—	36,571
	$—	$161,134	$—	$161,134	$—	$119,481	$—	$119,481

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

The obligation under our plan was determined by the application of the terms of medical and life insurance plans together with relevant actuarial assumptions. Effective 2006, IHS does not provide prescription drug coverage for Medicare-eligible retirees except through a Medicare Advantage fully insured option; therefore our liability does not reflect any impact of the Medicare Modernization Act Part D subsidy. The discount rate used in determining the accumulated postretirement benefit obligation was 4.00% and 5.30% at November 30, 2012, and 2011, respectively.

Our net periodic postretirement expense (income) and changes in the related projected benefit obligation were as follows (in thousands):

	Year Ended November 30,
	2012	2011	2010
Service costs incurred	$21	$29	$48
Interest costs	466	529	559
Amortization of prior service cost (1)	—	(325)	(3,229)
Fourth quarter expense recognition of actuarial loss in excess of corridor	802	—	—
Net periodic postretirement expense (income)	$1,289	$233	$(2,622)

	November 30, 2012	November 30, 2011
Change in projected postretirement benefit obligation:
Postretirement benefit obligation at beginning of year	$9,200	$10,056
Service costs	21	29
Interest costs	466	529
Actuarial (gain) loss	1,557	(680)
Benefits paid	(819)	(734)
Postretirement benefit obligation at end of year	$10,425	$9,200
Unfunded status	(10,425)	(9,200)
Amounts recognized in the Consolidated Balance Sheets:
Accrued postretirement benefits	$(10,425)	$(9,200)
Amounts in Accumulated Other Comprehensive Income not yet recognized as components of net periodic pension and postretirement expense, pretax
Net actuarial loss	$1,043	$287

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

The following table provides the expected cash outflows for our postretirement benefit plan (in thousands):

Year	Amount (in thousands)
2013	$880
2014	879
2015	873
2016	865
2017	806
2018-2022	3,629

A one-percentage-point change in assumed health-care-cost-trend rates would have no effect on service cost, interest cost, or the postretirement benefit obligation as of November 30, 2012 because the IHS subsidy is capped.

Defined Contribution Plan

Employees of certain subsidiaries may participate in defined contribution plans. Benefit expense relating to these plans was approximately $10.6 million, $7.9 million, and $6.9 million for 2012, 2011, and 2010, respectively.

14.	Stock-based Compensation

As of November 30, 2012, we had one stock-based compensation plan: the Amended and Restated IHS Inc. 2004 Long-Term Incentive Plan (LTIP). The LTIP provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares, cash-based awards, other stock based awards and covered employee annual incentive awards. Upon vesting of an award, we may either issue new shares or reissue treasury shares, but only to the extent that the reissued shares were previously withheld for taxes under the LTIP provisions. The 2004 Directors Stock Plan, a sub-plan under our LTIP, provides for the grant of restricted stock and restricted stock units to non-employee directors as defined in that plan. We believe that such awards better align the interests of our employees and non-employee directors with those of our stockholders. We have authorized a maximum of 14.75 million shares. As of November 30, 2012, the number of shares available for future grant was 3.8 million.

Total unrecognized compensation expense related to all nonvested awards was $121.3 million as of November 30, 2012, with a weighted-average recognition period of approximately 1.1 years.

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

The following table summarizes RSU activity for the year ended November 30, 2012:

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands)
Balances, November 30, 2011	2,898	$66.74
Granted	1,703	$87.63
Vested	(1,395)	$64.72
Forfeited	(219)	$78.10
Balances, November 30, 2012	2,987	$78.75

The total fair value of RSUs that vested during the year ended November 30, 2012 was $128.4 million based on the weighted-average fair value on the vesting date.

Stock Options. Option awards are generally granted with an exercise price equal to the fair market value of our stock at the date of grant. All outstanding options were fully vested as of November 30, 2012, with 8-year contractual terms. No options were granted in the years ended November 30, 2012, 2011, and 2010.

The following table summarizes changes in outstanding stock options during the years ended November 30, 2012, 2011, and 2010, as well as options that are vested and expected to vest and stock options exercisable at November 30, 2012 and 2011:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at November 30, 2010	162	$36.36
Granted	—	—
Exercised	(62)	$34.31
Forfeited	—	—
Outstanding at November 30, 2011	100	$37.65	3.2	5,048
Vested and expected to vest at November 30, 2011	100	$37.65	3.2	5,048
Exercisable at November 30, 2011	100	$37.65	3.2	5,048

Outstanding at November 30, 2011	100	$37.65
Granted	—	—
Exercised	(91)	$37.65
Forfeited	—	—
Outstanding at November 30, 2012	9	$37.65	1.6	490
Vested and expected to vest at November 30, 2012	9	$37.65	1.6	490
Exercisable at November 30, 2012	9	$37.65	1.6	490

The aggregate intrinsic value amounts in the table above represent the difference between the closing prices of our common stock on November 30, 2011 and 2012, which were $88.38 and $92.14, respectively, and the exercise price, multiplied by the number of in-the-money stock options as of the same date. This represents the amounts that would have been received by the stock option holders if they had all exercised their stock options on the respective year-end date. In future periods, the intrinsic value will change depending on fluctuations in our stock price. The total intrinsic value of stock options exercised during the year ended November 30, 2012, was $6.0 million.

Stock-based compensation expense for the years ended November 30, 2012, 2011, and 2010, respectively, was as follows (in thousands):

	2012	2011	2010

Cost of revenue	$6,206	$3,680	$3,633
Selling, general and administrative	115,337	82,514	62,841
Total stock-based compensation expense	$121,543	$86,194	$66,474

Total income tax benefits recognized for stock-based compensation arrangements were as follows (in thousands):

	2012	2011	2010
Income tax benefits	$42,959	$30,502	$24,215

No stock-based compensation cost was capitalized during the years ended November 30, 2012, 2011, or 2010.

15.	Commitments and Contingencies

Commitments

Rental charges in 2012, 2011, and 2010 approximated $43.4 million, $31.1 million and $27.5 million, respectively. Minimum rental commitments under non-cancelable operating leases in effect at November 30, 2012, are as follows:

Year	Amount (in thousands)
2013	$43,643
2014	36,098
2015	29,736
2016	26,845
2017	24,351
2018 and thereafter	40,043
$200,716

We also had outstanding letters of credit and bank guarantees in the aggregate amount of approximately $2.1 million and $1.7 million at November 30, 2012 and 2011, respectively.

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

Weighted average common shares outstanding for the years ended November 30, 2012, 2011, and 2010, respectively, were calculated as follows (in thousands):

	2012	2011	2010
Weighted average common shares outstanding:
Shares used in basic EPS calculation	65,840	64,938	63,964
Effect of dilutive securities:
Restricted stock units	866	733	612
Stock options and other stock-based awards	29	45	143
Shares used in diluted EPS calculation	66,735	65,716	64,719

Share Buyback Programs

During 2006, our board of directors approved a program to reduce the dilutive effects of employee equity grants, by allowing employees to surrender shares back to the Company for a value equal to their minimum statutory tax liability. We then pay the statutory tax on behalf of the employee. For the year ended November 30, 2012, we accepted 466,103 shares surrendered by employees under the tax withholding program for approximately $43.0 million, or $92.33 per share.

In March 2011, our board of directors authorized the repurchase of up to one million common shares per fiscal year in the open market (the March 2011 Program). We may execute on this program at our discretion, balancing dilution offset with other investment opportunities of the business, including acquisitions. The March 2011 Program does not have an expiration date. No shares were repurchased under this plan during 2011 or 2012.

In October 2012, our board of directors authorized the repurchase of common shares with a maximum aggregate value of $100 million (the October 2012 Program). We may repurchase common shares in open market purchases or through privately negotiated transactions in compliance with Exchange Act Rule 10b-18, subject to market conditions, applicable legal requirements, and other relevant factors. The October 2012 Program does not obligate us to repurchase any dollar amount or number of common shares, and it may be suspended at any time at our discretion. For the year ended November 30, 2012, we repurchased 563,221 shares for approximately $49.8 million, or $88.40 per share.

17.	Other Comprehensive Income (Loss)

	Foreign currency translation adjustments	Net pension and OPEB liability adjustment	Net gain (loss) on hedging activities	Accumulated other comprehensive income (loss)
	(in thousands)
Balances, November 30, 2009	$(30,105)	$(12,008)	$—	$(42,113)
Foreign currency translation adjustments, net of tax	(16,691)	—	—	(16,691)
Net pension and OPEB liability adjustment	—	1,147	—	1,147
Foreign currency effect on pension	(195)	195	—	—
Tax provision	(1,388)	(294)	—	(1,682)
Foreign currency effect on tax provision	88	(88)	—	—
Balances, November 30, 2010	(48,291)	(11,048)	—	(59,339)
Foreign currency translation adjustments, net of tax	6,667	—	—	6,667
Unrealized losses on hedging activities	—	—	(3,093)	(3,093)
Net pension and OPEB liability adjustment	—	8,524	—	8,524
Foreign currency effect on pension	18	(18)	—	—
Tax benefit (provision)	—	(3,136)	1,175	(1,961)
Foreign currency effect on tax provision	(5)	5	—	—
Balances, November 30, 2011	(41,611)	(5,673)	(1,918)	(49,202)
Foreign currency translation adjustments, net of tax	6,217	—	—	6,217
Unrealized losses on hedging activities	—	—	(495)	(495)
Net pension and OPEB liability adjustment	—	(4,777)	—	(4,777)
Foreign currency effect on pension	26	(26)	—	—
Tax benefit	—	1,376	188	1,564
Foreign currency effect on tax benefit	(6)	6	—	—
Balances, November 30, 2012	$(35,374)	$(9,094)	$(2,225)	$(46,693)

18.	Supplemental Cash Flow Information

Net cash provided by operating activities reflects cash payments for interest and income taxes as shown below, for the years ended November 30, 2012, 2011, and 2010, respectively (in thousands):

	2012	2011	2010
Interest paid	$19,315	$8,274	$1,422
Income tax payments, net	$24,279	$38,297	$38,877

Cash and cash equivalents amounting to approximately $345.0 million and $234.7 million reflected on the consolidated balance sheets at November 30, 2012 and 2011, respectively, are maintained primarily in U.S. Dollars, Canadian Dollars, British Pounds, and Euros, and were subject to fluctuations in the currency exchange rate.

19.	Segment Information

We prepare our financial reports and analyze our business results within our three reportable geographic segments: Americas, EMEA, and APAC. We evaluate segment performance primarily at the revenue and operating profit level for each of these three segments. We also evaluate revenues by transaction type.

Information about the operations of our three segments is set forth below. Our Chairman and Chief Executive Officer is our chief operating decision maker, and he evaluates segment performance based primarily on revenue and operating profit of these three segments. In addition, he reviews revenue by transaction type. The accounting policies of our segments are the same as those described in the summary of significant accounting policies (see Note 2).

No single customer accounted for 10% or more of our total revenue for the years ended November 30, 2012, 2011, and 2010. There are no material inter-segment revenues for any period presented. Certain corporate transactions are not allocated to the reportable segments, including such items as stock-based compensation expense, net periodic pension and postretirement expense, corporate-level impairments, and gain (loss) on sale of corporate assets.

	Americas	EMEA	APAC	Shared Services	Consolidated Total
	(In thousands)
Year Ended November 30, 2012
Revenue	$912,490	$443,385	$173,994	$—	$1,529,869
Operating income	262,953	95,144	46,042	(196,852)	207,287
Depreciation and amortization	88,456	22,188	1,065	6,534	118,243
Total Assets	2,437,903	881,499	114,426	115,383	3,549,211
Year Ended November 30, 2011
Revenue	$798,673	$384,441	$142,524	$—	$1,325,638
Operating income	224,699	82,314	44,452	(178,997)	172,468
Depreciation and amortization	68,285	17,369	172	2,213	88,039
Total Assets	2,105,105	760,538	101,184	106,210	3,073,037
Year Ended November 30, 2010
Revenue	$655,449	$304,375	$97,918	$—	$1,057,742
Operating income	197,146	66,363	32,601	(121,981)	174,129
Depreciation and amortization	41,884	15,257	154	2,179	59,474
Total Assets	1,350,520	657,384	62,955	84,843	2,155,702

The table below provides information about revenue and long-lived assets for the U.S. and individual material foreign countries for 2012, 2011, and 2010. Revenue by geographic area is generally based on the "ship to" location. Long-lived assets include net property and equipment; net intangible assets; and net goodwill.

	2012		2011		2010
(in thousands)	Revenue	Long-lived assets	Revenue	Long-lived assets	Revenue	Long-lived assets
United States	$775,630	$1,849,244	$675,105	$1,573,961	$560,091	$959,079
United Kingdom	279,148	434,192	261,436	411,720	214,173	378,850
Rest of world	475,091	393,352	389,097	379,998	283,478	260,662
Total	$1,529,869	$2,676,788	$1,325,638	$2,365,679	$1,057,742	$1,598,591

Revenue by transaction type was as follows:

(in thousands)	2012	2011	2010
Subscription revenue	$1,157,347	$1,020,800	$835,322
Non-subscription revenue	372,522	304,838	222,420
Total revenue	$1,529,869	$1,325,638	$1,057,742

Activity in our goodwill account was as follows:

(in thousands)	Americas	EMEA	APAC	Consolidated Total
Balance at November 30, 2010	$758,127	$309,627	$53,076	$1,120,830
Acquisitions	500,986	77,353	33,474	611,813
Adjustment to purchase price	(14,928)	(167)	—	(15,095)
Foreign currency translation	1,984	2,780	—	4,764
Balance at November 30, 2011	1,246,169	389,593	86,550	1,722,312
Acquisitions	204,156	21,576	5,033	230,765
Adjustment to purchase price	(6,294)	—	—	(6,294)
Foreign currency translation	6,030	6,242	168	12,440
Balance at November 30, 2012	$1,450,061	$417,411	$91,751	$1,959,223

The adjustment to purchase price in 2011 and 2012 related primarily to deferred tax true-ups that we finalized for our respective 2010 and 2011 acquisitions.

20.	Quarterly Results of Operations (Unaudited)

The following table summarizes certain quarterly results of operations (in thousands):

	Three Months Ended
	February 28	May 31	August 31	November 30
2012
Revenue	$342,743	$387,159	$385,609	$414,358
Cost of revenue	146,590	165,271	153,746	158,907
Net income	23,475	44,191	44,082	46,420
Earnings per share:
Basic	$0.36	$0.67	$0.67	$0.70
Diluted	$0.35	$0.66	$0.66	$0.69

2011
Revenue	293,143	323,121	338,718	370,656
Cost of revenue	126,666	141,205	144,014	146,607
Net income	31,937	39,941	40,809	22,728
Earnings per share:
Basic	$0.50	$0.61	$0.63	$0.35
Diluted	$0.49	$0.61	$0.62	$0.34

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”). Our principal executive officer and our principal financial officer have chosen the COSO framework on which to base their assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of November 30, 2012.

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

Changes in Internal Control over Financial Reporting

We are in the process of converting to a new enterprise resource planning (ERP) system, which we are performing through a phased implementation approach. During the fiscal quarter ended February 29, 2012, we went live on a significant phase of the implementation, which included aspects of financial reporting and shared service center functions and processes on a global scale. During the fiscal quarter ended August 31, 2012, we went live on another significant phase of the implementation, and approximately 60% of our revenue transactions were flowing through our new ERP system as of year-end 2012. We believe that the new ERP system and related changes to processes and internal controls will enhance our internal control over financial reporting while providing us with the ability to scale our business. We have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during 2012 and will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

Other than the ERP system implementation discussed above, there were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item concerning our executive officers, directors, compliance with Section 16 of the Securities and Exchange Act of 1934, as amended, and our code of ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer is incorporated by reference to the information set forth in the sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and Board of Directors—Code of Conduct” in our Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than March 30, 2012, which is 120 days after the fiscal year ended November 30, 2012 (the “Proxy Statement”).

Item 11. Executive Compensation
The information required by this item is incorporated by reference to the information set forth in the sections entitled “Corporate Governance and Board of Directors—Director Compensation” and “Executive Compensation Tables” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the information set forth in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the information set forth in the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement.

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the information set forth in the section entitled “Ratification of the Appointment of Independent Registered Public Accountants—Audit, Audit-Related, and Tax Fees” in the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Index of Financial Statements

The Financial Statements listed in the Index to Consolidated Financial Statements are filed as part of this report on Form 10-K (see Part II, Item 8 – Financial Statements and Supplementary Data).

(b)	Index of Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description
2.1	Agreement and Plan of Merger by and among IHS Global Inc., Nirvana Sub Inc., and SMT Holding Corp., dated as of July 26, 2011 (2)
3.1	Amended and Restated Certificate of Incorporation (13)
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (3)
3.3	Amended and Restated Bylaws (1)
4.1	Form of Class A Common Stock Certificate (4)
4.2	Form of Rights Agreement between IHS Inc. and Computershare Trust Company, Inc., as Rights Agent (4)
4.3	Amendment to Rights Agreement Designating American Stock Transfer & Trust as Rights Agent (5)
10.1+	Amended and Restated IHS Inc. 2004 Long-Term Incentive Plan (4)

10.2+	Amended and Restated IHS Inc. 2004 Directors Stock Plan (1)
10.3+	IHS Inc. Employee Stock Purchase Plan (4)
10.4+	IHS Inc. Supplemental Income Plan (4)
10.5*+	Summary of Non-Employee Director Compensation
10.6+	Form of Indemnification Agreement between the Company and its Directors (4)
10.7+	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Stock Option Award—Senior Executive Level (6)
10.8+	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Stock Option Award—Executive Level (6)
10.9+	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Restricted Stock Unit Award—Time-Based (6)
10.10+	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Restricted Stock Unit Award—Performance-Based(6)
10.11+	Termination Agreement by and between IHS Inc. and Michael Sullivan, dated August 10, 2011 (2)
10.12+	Release Agreement by and between IHS Inc. and Michael Sullivan, dated as of August 10, 2011 (2)
10.13+	Employment Agreement by and between IHS Inc. and Richard Walker, dated as of October 31, 2007 (2)
10.14+	Amendment to Employment Agreement by and between IHS Inc. and Richard Walker, dated as of October 22, 2009 (2)
10.15+	Amendment to Employment Agreement by and between IHS Inc. and Richard Walker, dated as of December 3, 2010 (2)
10.16+	Employment Agreement by and between IHS Inc. and Scott Key, dated as of October 31, 2007 (7)
10.17+	Amendment to Employment Agreement by and between IHS Inc. and Scott Key, dated as of October 22, 2009 (7)
10.18+	Amendment to Employment Agreement by and between IHS Inc. and Scott Key, dated as of December 3, 2010 (8)
10.19+	Employment Agreement by and between IHS Global Inc. and Daniel H. Yergin, dated as of July 2, 2010 (3)
10.20+	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2010 Restricted Stock Unit Award—Performance-Based (9)
10.21+	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2011 Restricted Stock Unit Award—Performance-Based (3)
10.22
Credit Agreement by and among IHS Inc., certain of its subsidiaries, J.P. Morgan Chase Bank, National Association, Bank of America N.A., RBS Citizens, N.A., Bank of America, N.A. (Canada Branch), Wells Fargo Bank, National Association, HSBC Bank USA, National Association, U.S. Bank, National Association, TD Bank, N.A., Barclays Bank PLC, PNC Bank, National Association, Citibank, N.A., HSBC Bank PLC and Compass Bank dated as of January 5, 2011 (10)

10.23
First Amendment to Credit Agreement by and among IHS Inc., certain of its subsidiaries, J.P. Morgan Chase Bank, National Association, Bank of America N.A., RBS Citizens, N.A., Bank of America, N.A. (Canada Branch), Wells Fargo Bank, National Association, HSBC Bank USA, National Association, U.S. Bank, National Association, TD Bank, N.A., Barclays Bank PLC, PNC Bank, National Association, Citibank, N.A., HSBC Bank PLC and Compass Bank dated as of October 11, 2011 (8)

10.24+	Employment Agreement by and between IHS Inc. and Jane Okun, dated as of January 31, 2005 (1)
10.25+	Amendment to Employment Agreement by and between IHS Inc. and Jane Okun, dated as of November 5, 2007 (1)
10.26+	Amendment to Employment Agreement by and between IHS Inc. and Jane Okun-Bomba, dated as of October 22, 2009 (1)
10.27+	Amendment to Employment Agreement by and between IHS Inc. and Jane Okun-Bomba, dated as of December 3, 2010 (1)
10.28	Credit Agreement dated as of August 29, 2012 among IHS Inc., IHS Global Inc., Royal Bank of Canada, and Bank of America, N.A. (12)

10.29*+	Employment Agreement by and between IHS Inc. and Arshad Matin, dated as of November 22, 2011
21*	List of Subsidiaries of the Registrant
23*	Consent of Ernst & Young LLP
24*	Power of Attorney
31.1*	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act.
31.2*	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act.
32*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
 ___________________

*	Filed electronically herewith.
+	Compensatory plan or arrangement.
(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the period ended November 30, 2011, and incorporated herein by reference.
(2)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended August 31, 2011, and incorporated herein by reference.
(3)
Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Quarterly Report on Form 10-K for the period ended November 30, 2010, and incorporated herein by reference.

(4)
Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement on Form S-1 (No. 333-122565) of the Registrant filed on February 4, 2005, as amended, and incorporated herein by reference.

(5)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the period ended November 30, 2008, and incorporated herein by reference.
(6)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the period ended November 30, 2006, and incorporated herein by reference.
(7)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the period ended November 30, 2009, and incorporated herein by reference.
(8)
Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended February 28, 2011, and incorporated herein by reference.

(9)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Periodic Report on Form 8-K dated December 10, 2010, and incorporated herein by reference.
(10)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Periodic Report on Form 8-K dated January 6, 2011, and incorporated herein by reference.
(11)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Periodic Report on Form 8-K dated October 13, 2011, and incorporated herein by reference.
(12)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended August 31, 2012, and incorporated herein by reference.
(13)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended May 31, 2009, and incorporated herein by reference.

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

IHS INC.

By:	/s/ Stephen Green
	Name:	Stephen Green
	Title:	Executive Vice President, Legal and Corporate Secretary
	Date:	January 18, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on January 18, 2013.

Signature	Title

/s/ Jerre L. Stead	Chairman and Chief Executive Officer
Jerre L. Stead	(Principal Executive Officer)

/s/ Todd S. Hyatt	Senior Vice President, Chief Financial and IT Officer
Todd S. Hyatt	(Principal Financial Officer)

/s/ Heather Matzke-Hamlin	Senior Vice President and Chief Accounting Officer
Heather Matzke-Hamlin	(Principal Accounting Officer)

*	Director
C. Michael Armstrong

*	Director
Ruann F. Ernst

*	Director
Brian H. Hall

*	Director
Roger Holtback

*	Director
Balakrishnan S. Iyer

*	Director
Michael Klein

*	Director
Jean-Paul L. Montupet

*	Director
Richard W. Roedel

*	Director
Christoph v. Grolman

*By: /s/ Stephen Green
Stephen Green
Attorney-in-Fact