Form 10-Q
period 2013-02-28
IHS Inc.
filed 2013-03-25
CIK 1316360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________
FORM 10-Q
  ___________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-32511
 ___________________________________________________
IHS INC.
(Exact name of registrant as specified in its charter)
 ___________________________________________________

Delaware	13-3769440
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of February 28, 2013, there were 65,732,911 shares of our Class A Common Stock outstanding.

PART I.   FINANCIAL INFORMATION

Item 1.	Financial Statements
IHS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per-share amounts)

	As of	As of
	February 28, 2013	November 30, 2012
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$318,697	$345,008
Accounts receivable, net	412,974	372,117
Income tax receivable	15,458	20,464
Deferred subscription costs	52,594	47,065
Deferred income taxes	46,370	55,084
Other	29,979	24,145
Total current assets	876,072	863,883
Non-current assets:
Property and equipment, net	173,867	163,013
Intangible assets, net	540,646	554,552
Goodwill	1,969,289	1,959,223
Other	8,075	8,540
Total non-current assets	2,691,877	2,685,328
Total assets	$3,567,949	$3,549,211
Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$169,511	$170,102
Accounts payable	53,167	52,079
Accrued compensation	34,776	50,497
Accrued royalties	35,432	33,637
Other accrued expenses	57,160	55,304
Deferred revenue	628,411	515,318
Total current liabilities	978,457	876,937
Long-term debt	882,723	890,922
Accrued pension and postretirement liability	21,280	30,027
Deferred income taxes	118,980	139,235
Other liabilities	27,602	27,732
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.01 par value per share, 160,000,000 shares authorized, 67,621,367 shares issued, and 65,732,911 and 65,577,530 shares outstanding at February 28, 2013 and November 30, 2012, respectively	676	676
Additional paid-in capital	655,296	681,409
Treasury stock, at cost: 1,888,456 and 2,043,837 shares at February 28, 2013 and November 30, 2012, respectively	(149,858)	(139,821)
Retained earnings	1,113,458	1,088,787
Accumulated other comprehensive loss	(80,665)	(46,693)
Total stockholders’ equity	1,538,907	1,584,358
Total liabilities and stockholders’ equity	$3,567,949	$3,549,211
See accompanying notes.

IHS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except for per-share amounts)

	Three Months Ended
	February 28, 2013	February 29, 2012
Revenue:
Products	$341,478	$297,981
Services	41,047	44,762
Total revenue	382,525	342,743
Operating expenses:
Cost of revenue:
Products	140,285	124,822
Services	19,790	21,768
Total cost of revenue	160,075	146,590
Selling, general and administrative	142,229	125,176
Depreciation and amortization	32,479	26,301
Restructuring charges	4,788	7,485
Acquisition-related costs	1,895	867
Net periodic pension and postretirement expense	2,240	2,000
Other expense (income), net	2,419	(736)
Total operating expenses	346,125	307,683
Operating income	36,400	35,060
Interest income	344	172
Interest expense	(6,120)	(4,894)
Non-operating expense, net	(5,776)	(4,722)
Income from continuing operations before income taxes	30,624	30,338
Provision for income taxes	(5,953)	(6,863)
Net income	$24,671	$23,475

Basic earnings per share	$0.37	$0.36
Weighted average shares used in computing basic earnings per share	65,790	65,515

Diluted earnings per share	$0.37	$0.35
Weighted average shares used in computing diluted earnings per share	66,701	66,451

See accompanying notes.

IHS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended
	February 28, 2013	February 29, 2012
Net income	$24,671	$23,475
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on hedging activities	168	(229)
Foreign currency translation adjustment	(34,140)	9,016
Total other comprehensive income (loss)	(33,972)	8,787
Comprehensive income (loss)	$(9,301)	$32,262

See accompanying notes.

IHS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	February 28, 2013	February 29, 2012
Operating activities:
Net income	$24,671	$23,475
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	32,479	26,301
Stock-based compensation expense	39,762	33,920
Impairment of assets	1,629	—
Excess tax benefit from stock-based compensation	(11,345)	(9,934)
Net periodic pension and postretirement expense	2,240	2,000
Pension and postretirement contributions	(10,933)	(65,883)
Deferred income taxes	(15,534)	8,566
Change in assets and liabilities:
Accounts receivable, net	(33,696)	(30,220)
Other current assets	(12,978)	(13,214)
Accounts payable	(6,485)	4,290
Accrued expenses	(8,930)	(22,279)
Income tax payable	16,063	(6,024)
Deferred revenue	116,157	81,672
Other liabilities	(1,414)	313
Net cash provided by operating activities	131,686	32,983
Investing activities:
Capital expenditures on property and equipment	(19,367)	(13,556)
Acquisitions of businesses, net of cash acquired	(38,448)	—
Change in other assets	(846)	(242)
Settlements of forward contracts	(776)	(2,207)
Net cash used in investing activities	(59,437)	(16,005)
Financing activities:
Proceeds from borrowings	45,000	85,000
Repayment of borrowings	(53,786)	(20,447)
Excess tax benefit from stock-based compensation	11,345	9,934
Repurchases of common stock	(81,900)	(28,436)
Net cash provided by (used in) financing activities	(79,341)	46,051
Foreign exchange impact on cash balance	(19,219)	(1,128)
Net increase (decrease) in cash and cash equivalents	(26,311)	61,901
Cash and cash equivalents at the beginning of the period	345,008	234,685
Cash and cash equivalents at the end of the period	$318,697	$296,586

See accompanying notes.

IHS INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Shares of Class A Common Stock	Class A Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at November 30, 2012 (Audited)	65,578	$676	$681,409	$(139,821)	$1,088,787	$(46,693)	$1,584,358
Stock-based award activity	623	—	(37,458)	36,152	—	—	(1,306)
Excess tax benefit on vested shares	—	—	11,345	—	—	—	11,345
Repurchases of common stock	(468)	—	—	(46,189)	—	—	(46,189)
Net income	—	—	—	—	24,671	—	24,671
Other comprehensive loss	—	—	—	—	—	(33,972)	(33,972)
Balance at February 28, 2013	65,733	$676	$655,296	$(149,858)	$1,113,458	$(80,665)	$1,538,907
See accompanying notes.

IHS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of IHS Inc. (IHS, we, our, or us) have been prepared on substantially the same basis as our annual consolidated financial statements and should be read in conjunction with our annual report on Form 10-K for the year ended November 30, 2012. In our opinion, these condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented, and such adjustments are of a normal, recurring nature.

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
Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued guidance on testing goodwill for impairment that became effective for us in the first quarter of 2013. Under the new guidance, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the entity determines that this threshold is not met, then performing the two-step impairment test is unnecessary. The adoption of this standard did not have an impact on our consolidated financial statements.

In February 2013, the FASB issued guidance on the reporting of reclassifications out of accumulated other comprehensive income (AOCI) that will become effective for us in the first quarter of 2014. Under the new guidance, an entity is required to report the effect of significant reclassifications out of AOCI on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For amounts not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other GAAP disclosures that provide additional detail about those amounts. We do not expect these changes to impact the consolidated financial statements other than the change in disclosures.

2.	Business Combinations

During the three months ended February 28, 2013, we completed the following acquisitions, none of which were material either individually or in the aggregate:

Exclusive Analysis and the business of Dodson Data Systems. On December 12, 2012, we announced the completion of two strategic acquisitions: Exclusive Analysis, a specialist intelligence company that forecasts political and violent risks worldwide, and the business of Dodson Data Systems, a leading provider of strategic information for companies engaged in oil and gas operations located in the Gulf of Mexico and the United States. We expect that both of these acquisitions will augment our existing product portfolio by providing our customers with additional information, forecasting, and analytics.

Energy Publishing Inc. (Energy Publishing). On December 31, 2012, we acquired Energy Publishing, a leading provider of North American and Australasian coal intelligence. We expect that this transaction will strengthen our position in coal intelligence and give us an immediate presence and deep coverage in North American and Australasian coal markets, complementing our existing global Energy and Power product offerings.

3.	Commitments and Contingencies

From time to time, we are involved in litigation in the ordinary course of our business, including claims or contingencies that may arise related to matters occurring prior to our acquisition of businesses. Although we can give no assurance as to the outcome of any pending litigation to which we are currently a party, we do not expect the outcome of such proceedings to have a material adverse effect on our results of operations or financial condition.

4.	Restructuring Charges

In the first quarter of 2013, we eliminated 84 positions and incurred additional direct and incremental costs related to identified operational efficiencies, continued consolidation of positions to our accounting and customer care Centers of Excellence (COE) locations, and further consolidation of our legacy data centers. We expect to continue to incur costs related to these and other similar activities in future periods, resulting in additional restructuring charges.

During the first quarter of 2013, we recorded approximately $4.8 million of restructuring charges for these activities. Approximately $3.9 million of the charge was recorded in the Americas segment and $0.9 million was recorded in the EMEA segment.

The following table provides a reconciliation of the restructuring liability as of February 28, 2013 (in thousands):

	Employee Severance and Other Termination Benefits	Contract Termination Costs	Other	Total
Balance at November 30, 2012	$3,163	$1,503	$59	$4,725
Add: Restructuring costs incurred	4,774	—	111	4,885
Revision to prior estimates	(172)	75	—	(97)
Less: Amount paid	(2,458)	(1,471)	(170)	(4,099)
Balance at February 28, 2013	$5,307	$107	$—	$5,414

As of February 28, 2013, approximately $4.1 million of the remaining restructuring liability was in the Americas segment and $1.3 million was in the EMEA segment. The entire $5.4 million restructuring liability is expected to be paid in 2013.

5.	Acquisition-related Costs

During the three months ended February 28, 2013, we recorded approximately $1.9 million of direct and incremental costs associated with acquisition-related activities, including legal fees, professional fees, and the elimination of certain positions. Certain of these costs were incurred for a transaction that we chose not to consummate. Substantially all of the costs were incurred within the Americas segment.

The following table provides a reconciliation of the acquisition-related costs accrued liability as of February 28, 2013 (in thousands):

	Employee Severance and Other Termination Benefits	Contract Termination Costs	Other	Total
Balance at November 30, 2012	$584	$84	$—	$668
Add: Costs incurred	162	607	1,312	2,081
Revision to prior estimates	(146)	(40)	—	(186)
Less: Amount paid	(582)	(518)	(1,149)	(2,249)
Balance at February 28, 2013	$18	$133	$163	$314

As of February 28, 2013, the entire remaining $0.3 million acquisition-related costs accrued liability was in the Americas segment.

6.	Stock-based Compensation

Stock-based compensation expense for the three months ended February 28, 2013 and February 29, 2012, respectively, was as follows (in thousands):

	Three Months Ended
	February 28, 2013	February 29, 2012
Cost of revenue	$1,682	$1,317
Selling, general and administrative	38,080	32,603
Total stock-based compensation expense	$39,762	$33,920
Total income tax benefits recognized for stock-based compensation arrangements were as follows (in thousands):

	Three Months Ended
	February 28, 2013	February 29, 2012
Income tax benefits	$13,718	$12,082
No stock-based compensation cost was capitalized during the three months ended February 28, 2013 and February 29, 2012.
As of February 28, 2013, there was $174.1 million of unrecognized stock-based compensation cost, adjusted for estimated forfeitures, related to nonvested stock-based awards that will be recognized over a weighted average period of approximately 1.6 years. Total unrecognized stock-based compensation cost will be adjusted for future changes in estimated forfeitures.
Restricted Stock Units (RSUs). The following table summarizes RSU activity during the three months ended February 28, 2013.

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands)
Balances, November 30, 2012	2,987	$78.75
Granted	966	$101.09
Vested	(973)	$68.88
Forfeited	(53)	$88.05
Balances, February 28, 2013	2,927	$89.24
The total fair value of RSUs that vested during the three months ended February 28, 2013 was $99.2 million based on the weighted-average fair value on the vesting date.

7.	Income Taxes

Our effective tax rate is estimated based upon the effective tax rate expected to be applicable for the full fiscal year.
Our effective tax rate for the three months ended February 28, 2013 was 19.4 percent, compared to 22.6 percent for the three months ended February 29, 2012. The lower 2013 tax rate reflects the benefit from discrete period items, including a reduction in unrecognized tax benefits.

8.	Debt

Our syndicated bank credit agreement (the Credit Facility) consists of term loans and a $1.0 billion revolver. All borrowings under the Credit Facility are unsecured. The term loans and revolver included in the Credit Facility have a five-year tenor ending in January 2016. The interest rates for borrowings under the Credit Facility are the applicable LIBOR plus a spread of 1.00% to 1.75%, depending upon our Leverage Ratio, which is defined as the ratio of Consolidated Funded Indebtedness to rolling four-quarter Consolidated Earnings Before Interest Expense, Taxes, Depreciation and Amortization (EBITDA), as such terms are defined in the Credit Facility. A commitment fee on any unused balance is payable periodically and ranges from 0.15% to 0.30% based upon our Leverage Ratio. The Credit Facility contains certain financial and other covenants, including a maximum Leverage Ratio and a maximum Interest Coverage Ratio, as such terms are defined in the Credit Facility.

We also have a $250 million interest-only term loan agreement. This term loan has a two-and-a-half year term ending in March 2015, and borrowings under the loan are unsecured. The interest for borrowing under this term loan, as well as certain financial and other covenants, including a maximum Leverage Ratio and a maximum Interest Coverage ratio, are identical to the existing Credit Facility term loan described above.

As of February 28, 2013, we were in compliance with all of the covenants in the Credit Facility and had approximately $315 million of outstanding borrowings under the revolver at a current annual interest rate of 1.75% and approximately $736 million of aggregate outstanding borrowings under the term loans at a current weighted average annual interest rate of 1.76%. We have classified $211 million of the revolver borrowings as long-term and $104 million as short-term based upon our current estimate of expected repayments for the next twelve months. Short-term debt also includes $66 million of scheduled term loan principal repayments over the next twelve months. We also had approximately $0.5 million of outstanding letters of credit under the Credit Facility as of February 28, 2013, which reduces the amount available for borrowing under the Credit Facility by an equivalent amount.

The carrying value of our short-term and long-term debt approximates their fair value.

9.	Pensions and Postretirement Benefits

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

Our net periodic pension expense (income) for the three months ended February 28, 2013 and February 29, 2012, respectively, was comprised of the following (in thousands):

	Three months ended February 28, 2013				Three months ended February 29, 2012
	U.S. RIP	U.K. RIP	SIP	Total	U.S. RIP	U.K. RIP	SIP	Total
Service costs incurred	$2,525	$48	$25	$2,598	$2,544	$33	$47	2,624
Interest costs on projected benefit obligation	1,240	371	82	1,693	1,736	424	97	2,257
Expected return on plan assets	(1,413)	(408)	—	(1,821)	(2,122)	(553)	—	(2,675)
Amortization of prior service benefit	(336)	—	—	(336)	(336)	—	(2)	(338)
Amortization of transitional obligation	—	—	—	—	—	—	10	10
Net periodic pension expense (income)	$2,016	$11	$107	$2,134	$1,822	$(96)	$152	$1,878

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
Our net periodic postretirement expense was comprised of the following for the three months ended February 28, 2013 and February 29, 2012, respectively (in thousands):

	Three Months Ended
	February 28, 2013	February 29, 2012
Service costs incurred	$6	$5
Interest costs	100	117
Net periodic postretirement expense	$106	$122

10.	Earnings per Share

Basic earnings per share (EPS) is computed on the basis of the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common shares.
Weighted average common shares outstanding for the three months ended February 28, 2013 and February 29, 2012, respectively, were calculated as follows (in thousands):

	Three Months Ended
	February 28, 2013	February 29, 2012
Weighted average common shares outstanding:
Shares used in basic EPS calculation	65,790	65,515
Effect of dilutive securities:
Restricted stock units	907	894
Stock options and other stock-based awards	4	42
Shares used in diluted EPS calculation	66,701	66,451

11.	Derivatives

In April and June 2011, to mitigate interest rate exposure on our outstanding Credit Facility debt, we entered into two interest rate derivative contracts that effectively swap $100 million of floating rate debt at a 1.80% weighted average fixed interest rate, plus the applicable Credit Facility spread. Both of these interest rate swaps expire in July 2015. Because the terms of the swaps and the variable rate debt coincide, we do not expect any ineffectiveness. We have designated and accounted for these instruments as cash flow hedges, with changes in fair value being deferred in accumulated other comprehensive loss in the consolidated balance sheets.

Since our swaps are not listed on an exchange, we have evaluated fair value by reference to similar transactions in active markets; consequently, we have classified the swaps within Level 2 of the fair value measurement hierarchy. As of February 28, 2013, the fair market value of our swaps was a loss of $3.3 million, and the current mark-to-market loss position is recorded in other liabilities in the consolidated balance sheets.

In the first quarter of 2013, to mitigate foreign currency exposure on Euro-denominated receipts in U.S. Dollar functional entities, we entered into forward contracts that hedge that exposure in the United States and Europe. The total notional value of contracts entered into during the first quarter of 2013 was €14 million, with monthly maturities through the first quarter of 2014. We intend to keep a rolling 12-month hedging program in place to mitigate the foreign currency exposure. Because the critical terms of the forward contracts and the forecasted cash flows coincide, we do not expect any ineffectiveness associated with these contracts. We have designated and accounted for these instruments as cash flow hedges, with changes in fair value being deferred in accumulated other comprehensive loss in the consolidated balance sheets.

Since these forward contracts are not listed on an exchange, we have evaluated fair value by reference to similar transactions in active markets; consequently, we have classified the instruments within Level 2 of the fair value measurement hierarchy. As of February 28, 2013, the fair market value of the hedges was a gain of $0.2 million, and the current mark-to-market gain position is recorded in other assets in the consolidated balance sheets.

We also utilize short-term foreign currency forward contracts to manage market risks associated with fluctuations in balances that are denominated in currencies other than the local functional currency. We account for these forward contracts at fair value and recognize the associated realized and unrealized gains and losses in other expense (income), net, since we have not designated these contracts as hedges for accounting purposes.

12.	Goodwill and Intangible Assets

The following table presents details of our intangible assets, other than goodwill, as of February 28, 2013 and November 30, 2012 (in thousands):

	As of February 28, 2013			As of November 30, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Information databases	$291,370	$(148,306)	$143,064	$291,265	$(141,072)	$150,193
Customer relationships	274,693	(68,166)	206,527	266,168	(63,105)	203,063
Non-compete agreements	4,315	(3,035)	1,280	4,372	(2,615)	1,757
Developed computer software	140,031	(50,660)	89,371	141,570	(46,898)	94,672
Other	49,181	(12,686)	36,495	51,214	(12,163)	39,051
Total	$759,590	$(282,853)	$476,737	$754,589	$(265,853)	$488,736
Intangible assets not subject to amortization:
Trademarks	62,775	—	62,775	64,618	—	64,618
Perpetual licenses	1,134	—	1,134	1,198	—	1,198
Total intangible assets	$823,499	$(282,853)	$540,646	$820,405	$(265,853)	$554,552

Intangible assets amortization expense was $22.6 million for the three months ended February 28, 2013, as compared to $18.2 million for the three months ended February 29, 2012. The following table presents the estimated future amortization expense related to intangible assets held as of February 28, 2013 (in thousands):

Year	Amount
Remainder of 2013	$62,415
2014	$73,428
2015	$67,640
2016	$59,934
2017	$48,061
Thereafter	$165,259
Changes in our goodwill and gross intangible assets from November 30, 2012 to February 28, 2013 were primarily the result of our recent acquisition activities. The change in net intangible assets was primarily due to the addition of intangible assets associated with the acquisitions described in Note 2, Business Combinations, partially offset by current year amortization. Goodwill, gross intangible assets, and net intangible assets were all subject to foreign currency translation effects.

13.	Segment Information

We prepare our financial reports and analyze our business results within our three reportable geographic segments: Americas, EMEA, and APAC. We evaluate segment performance primarily at the revenue and operating profit level for each of these three segments. We also evaluate revenues by transaction type.
Information about the operations of our three segments is set forth below. No single customer accounted for 10% or more of our total revenue for the three months ended February 28, 2013. There are no material inter-segment revenues for any period presented. Certain corporate transactions are not allocated to the reportable segments, including such items as stock-based compensation expense, net periodic pension and postretirement expense, corporate-level impairments, and gain (loss) on sale of corporate assets.

	Americas	EMEA	APAC	Shared Services	Consolidated Total
	(In thousands)
Three months ended February 28, 2013
Revenue	$229,166	$109,471	$43,888	$—	$382,525
Operating income	$62,133	$15,986	$9,749	$(51,468)	$36,400
Depreciation and amortization	$24,284	$5,917	$461	$1,817	$32,479
Three months ended February 29, 2012
Revenue	$206,920	$99,409	$36,414	$—	$342,743
Operating income	$51,304	$20,897	$7,995	$(45,136)	$35,060
Depreciation and amortization	$20,537	$3,834	$51	$1,879	$26,301
Revenue by transaction type was as follows (in thousands):

	Three Months Ended
	February 28, 2013	February 29, 2012
Subscription revenue	$307,727	$273,390
Non-subscription revenue	74,798	69,353
Total revenue	$382,525	$342,743

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements. These forward-looking statements generally are identified by the use of the words “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of these terms, and other similar expressions. Forward-looking statements are based on current expectations, assumptions, and projections that are subject to risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of some of the risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is outlined under the “Risk Factors” section of our 2012 annual report on Form 10-K and Part II of this quarterly report on Form 10-Q. We are under no obligation to update or publicly revise these forward-looking statements, whether as a result of new information, future events, or otherwise.
Management’s discussion and analysis is intended to help the reader understand the financial condition and results of operations for IHS Inc. The following discussion should be read in conjunction with our annual report on Form 10-K for the year ended November 30, 2012, the Condensed Consolidated Financial Statements and accompanying notes included in this quarterly report on Form 10-Q, and important information and disclosure that we routinely post to our website (www.ihs.com). However, none of the information provided on our website is incorporated into this quarterly report on Form 10-Q.

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

Subscriptions typically represent more than 75% of our total revenue. We sell our offerings primarily through subscriptions, which tend to generate recurring revenue and cash flow for us. Our subscriptions are usually for one-year periods and we have historically seen high renewal rates. Subscriptions are generally paid in full within one or two months after the subscription period commences; as a result, the timing of our cash flows generally precedes the recognition of revenue and income.

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

During 2012, we invested in our people, platforms, processes, and products at a significant rate through a series of initiatives designed to boost colleague productivity, increase efficiencies, develop new and enhanced products, and create scalable platforms designed to accommodate future revenue growth without having to incur proportional increases in costs to support that growth.  These initiatives include, but are not limited to:

•
Vanguard – Vanguard is our plan for consolidating and standardizing billing systems, general ledgers, sales-force automation capabilities, and all supporting business processes.  We are implementing Vanguard through a series of releases, which commenced in the summer of 2011 and all planned releases are expected to be completed by the end of calendar year 2013. In December 2012 and early March 2013, we implemented two more Vanguard releases and have now completed approximately 90 percent of our Vanguard implementation plan.

•
Product development – In 2012, we had a number of significant new product introductions and enhancements. We continue to focus on product development and expect to have a significant number of new product releases in 2013-2015 as well.

•
Customer Care Centers of Excellence – Our three regional Customer Care Centers of Excellence are now fully operational.  These centers consolidate customer care and transaction processing capabilities, and simplify and standardize our approach to providing dedicated customer service.

During 2013, we will continue to invest in these and other initiatives that are important for the ongoing success of our business.

Global Operations

Approximately 50 percent of our revenue is transacted outside of the United States; however, only about 30 percent of our revenue is transacted in currencies other than the U.S. dollar. As a result, a strengthening U.S. dollar relative to certain currencies has historically resulted in a negative impact to revenue; conversely, a weakening U.S. dollar has historically resulted in a positive impact to revenue. However, the impact on operating income is diminished due to certain operating expenses denominated in currencies other than the U.S. dollar. Our largest foreign currency exposures, in order of magnitude, are the British Pound, the Euro, and the Canadian Dollar.

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

•
Acquisitive – We define acquisitive revenue as the revenue generated from acquired products and services from the date of acquisition to the first anniversary date of that acquisition. This type of growth comes as a result of our strategy to purchase, integrate, and leverage the value of assets we acquire.

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

•
Non-subscription revenue represents consulting (e.g., research and analysis, modeling, and forecasting), services, single-document product sales, software license sales and associated services, conferences and events, and advertising. Our non-subscription products and services are an important part of our business because they complement our subscription business in creating strong and comprehensive customer relationships.

Non-GAAP measures. We use non-GAAP financial measures such as EBITDA, Adjusted EBITDA, free cash flow, and adjusted free cash flow in our operational and financial decision-making, and believe that such measures allow us to focus on what we deem to be more reliable indicators of ongoing operating performance (Adjusted EBITDA) and our ability to generate cash flow from operations (free cash flow). We also believe that investors may find non-GAAP financial measures useful for the same reasons, although we caution readers that non-GAAP financial measures are not a substitute for GAAP financial measures or disclosures. None of these non-GAAP financial measures are recognized terms under GAAP and do not purport to be an alternative to net income or operating cash flow as an indicator of operating performance or any other GAAP measure. Throughout this section on management’s discussion and analysis and on our IHS website, we provide reconciliations of these non-GAAP financial measures to the most directly comparable GAAP measures.

EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA are used by many of our investors, research analysts, investment bankers, and lenders to assess our operating performance. For example, a measure similar to Adjusted EBITDA is required by the lenders under our term loans and revolving credit agreement. We define EBITDA as net income plus or minus net interest, plus provision for income taxes, depreciation, and amortization. Our definition of Adjusted EBITDA further excludes primarily non-cash items and other other items that management does not consider to be useful in assessing our operating performance (e.g., stock-based compensation, acquisition-related costs, restructuring charges, income or loss from discontinued operations, pension settlement and mark-to-market adjustments, and gain or loss on sale of assets).

Free Cash Flow and Adjusted Free Cash Flow. We define free cash flow as net cash provided by operating activities less capital expenditures. We define adjusted free cash flow as free cash flow plus the pension deficit funding we contributed in early 2012.

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

Results of Operations

Total Revenue

First quarter 2013 revenue increased 12% compared to the first quarter of 2012. The table below displays the percentage change in revenue due to organic, acquisitive, and foreign currency factors when comparing the three months ended February 28, 2013 to the three months ended February 29, 2012.

	Increase in Total Revenue
(All amounts represent percentage points)	Organic	Acquisitive	Foreign Currency
2013 vs. 2012	5%	7%	—%

The five percent organic revenue growth for the first quarter of 2013, compared to the same period in the prior year, was primarily attributable to continued strength in our subscription-based business, which has provided an organic revenue growth rate of seven percent or higher for the last 11 quarters. Non-subscription revenue declined eight percent organically in the first quarter of 2013 compared to the first quarter of 2012.

The year-over-year acquisitive revenue growth was primarily due to acquisitions we have made in the last twelve months, including the following:

•	Displaybank Co., Ltd.; the CAPS™ electronic components database and tools business; IMS Group Holdings Ltd.; BDW Automotive GmbH; and XēDAR Corporation in the second quarter of 2012;

•	CyberRegs; GlobalSpec, Inc.; and Invention Machine in the third quarter of 2012; and

•	Exclusive Analysis; the business of Dodson Data Systems; and Energy Publishing in the first quarter of 2013.

Foreign currency had a negligible impact on revenue year-over-year, but we did start to see a more pronounced negative impact as we exited the first quarter of 2013.

Revenue by Segment (geography)

	Three Months Ended		Percentage Change
(In thousands, except percentages)	February 28, 2013	February 29, 2012
Revenue:
Americas	$229,166	$206,920	11%
EMEA	109,471	99,409	10%
APAC	43,888	36,414	21%
Total revenue	$382,525	$342,743	12%

As a percent of total revenue:
Americas	60%	60%
EMEA	29%	29%
APAC	11%	11%

The percentage change in each geography segment is due to the factors described in the following table.

	Increase in Total Revenue
	2013 vs. 2012
(All amounts represent percentage points)	Organic	Acquisitive	Foreign Currency
Americas revenue	3%	8%	—%
EMEA revenue	4%	6%	1%
APAC revenue	15%	6%	(1)%

For the first quarter of 2013, continued strength in our subscription-based offerings was the primary reason for the organic growth in all three regions. Organic growth for the Americas continued to be driven by subscriptions, which had an eight percent growth rate for the first quarter of 2013 compared to the same period in the prior year. Non-subscription organic growth decreased 16 percent compared to the prior year, which reflects decreased consulting and software sales as our sales force works to rebuild its pipeline. Organic subscription revenue growth for EMEA was six percent for the first quarter of 2013, compared to the same period in the prior year, which we believe reflects solid performance in a challenging Eurozone economic environment. EMEA organic non-subscription revenue declined four percent compared to the same period in the prior year. APAC organic subscription revenue growth continues to be strong at 11 percent for the first quarter of 2013 compared to the same period in the prior year, and APAC organic non-subscription revenue growth was also strong at 35 percent for the first quarter of 2013, compared to the first quarter of 2012. The increase in each component of APAC organic revenue growth reflects the success of our expanded infrastructure and investment in the region over the past two years.

Revenue by Transaction Type

	Three Months Ended		Percentage Change
(In thousands, except percentages)	February 28, 2013	February 29, 2012
Revenue:
Subscription	$307,727	$273,390	13%
Non-subscription	74,798	69,353	8%
Total revenue	$382,525	$342,743	12%

As a percent of total revenue:
Subscription	80%	80%
Non-subscription	20%	20%

Approximately eight percent of the 13 percent subscription revenue growth for the first quarter of 2013, compared to the first quarter of 2012, is due to organic growth. The eight percent growth benefited from some in-period items such as renewals of recently lapsed subscriptions that resulted in a rounding up to the eight percent. The non-subscription portion of our business declined eight percent organically during the quarter, compared to the same period of the prior year. The decrease reflects a mix of underperforming non-strategic assets and continued weakness in customers' discretionary spending globally. Based on our historical seasonal trends in the business, we expect our non-subscription business to improve as the year progresses, particularly in the second half of 2013.

Operating Expenses

The following table shows our operating expenses and the associated percentages of revenue.

	Three Months Ended		Percentage Change
(In thousands, except percentages)	February 28, 2013	February 29, 2012
Operating expenses:
Cost of revenue	$160,075	$146,590	9%
SG&A expense	$142,229	$125,176	14%
Depreciation and amortization expense	$32,479	$26,301	23%

As a percent of revenue:
Cost of revenue	42%	43%
SG&A expense	37%	37%
Depreciation and amortization expense	8%	8%

Supplemental information:
SG&A expense excluding stock-based compensation	$104,149	$92,573	13%
As a percent of revenue	27%	27%

Cost of Revenue

For the first quarter of 2013, cost of revenue remained relatively consistent as a percentage of revenue, compared to the same period in the prior year. We continue to invest in our people, platforms, processes, and products in support of our goals to increase top- and bottom-line growth.

Selling, General and Administrative (SG&A) Expense

We evaluate our SG&A expense excluding stock-based compensation expense. For the first quarter of 2013, compared to the first quarter of 2012, there has been minimal change in SG&A expense as a percentage of revenue, which reflects our discipline in continuing to invest in our business while also striving to invest only where necessary to drive scale and growth in key industries and core markets.

For the first quarter of 2013, compared to the first quarter of 2012, stock-based compensation expense increased as a result of an increase in the number of employees, an increase in our stock price, and the achievement or overachievement of certain company performance metrics. As a percentage of revenue, stock-based compensation was largely unchanged. Please refer to Note 6 to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q for a discussion of stock-based compensation.

Depreciation and Amortization Expense

For the first quarter of 2013, compared to the first quarter of 2012, depreciation and amortization expense increased primarily due to the increase in depreciable and amortizable assets from capital expenditures and acquisitions. As a percentage of revenue, depreciation expense was largely unchanged.

Restructuring

Please refer to Note 4 to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q for a discussion of our restructuring activities. During the first quarter of 2013, we incurred approximately $4.8 million of restructuring charges for direct and incremental costs associated with the following items:

•identified operational efficiencies,
•continued consolidation of positions to our Center of Excellence locations, and
•further consolidation of our legacy data centers.

In the first quarter of 2013, we eliminated approximately 84 positions related to these activities. We expect to continue to incur costs related to these and other similar activities in future periods, resulting in additional restructuring charges.

Acquisition-related Costs

Please refer to Note 5 to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q for a discussion of costs associated with our integration and other acquisition-related activities. During the first quarter of 2013, we recorded approximately $1.9 million of direct and incremental costs associated with acquisition-related activities, including legal fees, professional fees, and the elimination of certain positions. Certain of these costs were incurred for a transaction that we chose not to consummate. Because acquisitions are a key component of our growth strategy, we expect that we will continue to perform similar activities for future acquisitions.

Pension and Postretirement Expense

For the first quarter of 2013, compared to the first quarter of 2012, net periodic pension and postretirement expense was largely unchanged, reflecting the change in pension strategy that we implemented in the first quarter of 2012.

Operating Income by Segment (geography)

	Three Months Ended		Percentage Change
(In thousands, except percentages)	February 28, 2013	February 29, 2012
Operating income:
Americas	$62,133	$51,304	21%
EMEA	15,986	20,897	(24)%
APAC	9,749	7,995	22%
Shared services	(51,468)	(45,136)
Total operating income	$36,400	$35,060	4%

As a percent of segment revenue:
Americas	27%	25%
EMEA	15%	21%
APAC	22%	22%

For the first quarter of 2013, compared to the first quarter of 2012, operating income as a percentage of revenue for the Americas segment increased primarily because of continued focus on cost management. For the first quarter of 2013, compared to the first quarter of 2012, the EMEA segment operating income as a percentage of revenue decreased primarily because of higher selling expenses, as well as a loss on sale of assets and higher amortization expense. For the first quarter of 2013, compared to the first quarter of 2012, APAC operating income as a percentage of revenue remained relatively flat.

Provision for Income Taxes

Our effective tax rate for the first quarter of 2013 was 19.4 percent, compared to 22.6 percent for the first quarter of 2012. The lower 2013 tax rate reflects the benefit from discrete period items, including a reduction in unrecognized tax benefits.

We currently expect that our full year effective tax rate will be approximately 22 percent.

EBITDA and Adjusted EBITDA (non-GAAP measures)

	Three Months Ended		Percentage Change
(In thousands, except percentages)	February 28, 2013	February 29, 2012
Net income	$24,671	$23,475	5%
Interest income	(344)	(172)
Interest expense	6,120	4,894
Provision for income taxes	5,953	6,863
Depreciation	9,880	8,132
Amortization	22,599	18,169
EBITDA	$68,879	$61,361	12%
Stock-based compensation expense	39,762	33,920
Restructuring charges	4,788	7,485
Acquisition-related costs	1,895	867
Impairment of assets	1,629	—
Loss on sale of assets	1,241	—
Adjusted EBITDA	$118,194	$103,633	14%
Adjusted EBITDA as a percentage of revenue	30.9%	30.2%

Our Adjusted EBITDA for the first quarter of 2013, compared to the first quarter of 2012, increased primarily because of our organic subscription revenue growth, acquisitions, and the leverage in our business model, despite the fact that we continue to invest substantially both in the core business and in key transformative initiatives.

Financial Condition

(In thousands, except percentages)	As of February 28, 2013	As of November 30, 2012	Dollar change	Percent change
Accounts receivable, net	$412,974	$372,117	$40,857	11%
Accrued compensation	$34,776	$50,497	$(15,721)	(31)%
Deferred revenue	$628,411	$515,318	$113,093	22%

The increase in accounts receivable is due to the fact that we typically have the most subscription renewals in our first and fourth fiscal quarters, and this trend has continued in 2013. The change in accrued compensation is primarily due to the 2012 bonus payout made in early 2013. The increase in deferred subscription revenue is a reflection of the high subscription renewals that occur in the first and fourth fiscal quarters, which are subsequently recognized in revenue in future periods.

Liquidity and Capital Resources

As of February 28, 2013, we had cash and cash equivalents of $319 million, of which approximately $286 million is currently held by our foreign subsidiaries. The cash held by our foreign subsidiaries is not available to fund domestic operations, as we have deemed the earnings of those subsidiaries to be indefinitely reinvested. We also had $1 billion of debt as of February 28, 2013, which has contributed to an increase in interest expense in 2013, and which will continue to result in increased interest expense for the near future. On a trailing twelve-month basis, our conversion of Adjusted EBITDA to free cash flow was 69 percent. Because of our cash, debt, and cash flow positions, we believe we will have sufficient cash to meet our working capital and capital expenditure needs.

Historically, we were not required to make cash contributions to our U.S. RIP pension plan because of its funded status. However, due to the global economic downturn, which negatively impacted the returns on our pension assets, we were required to make a cash contribution to our U.S. RIP in fiscal 2012. In considering that requirement and the various changes to our pension strategy, including the annuitization of retiree pension obligations, bringing our pension deficit current, and funding our 2012 pension costs, we made a $65 million contribution to the pension plan in December 2011, the first month of our 2012 fiscal year. Approximately $57 million of the contribution was used for the annuitization and to bring our pension deficit current, with the remaining $8 million used to fund expected 2012 pension costs. In December 2012, the first month of our 2013 fiscal year, we made a $10 million contribution to the pension plan to fund estimated 2013 pension service costs, and we anticipate that we will continue to contribute approximately the same amount in future years to cover annual service costs.

Our future capital requirements will depend on many factors, including the level of future acquisitions, the need for additional facilities or facility improvements, the timing and extent of spending to support product development efforts, information technology infrastructure investments, investments in our internal business applications, and the continued market acceptance of our offerings. We could be required, or could elect, to seek additional funding through public or private equity or debt financings for any possible future acquisitions; however, additional funds may not be available on terms acceptable to us. We currently expect our capital expenditures to be approximately five percent of revenue in 2013.

Cash Flows

	Three Months Ended
(In thousands, except percentages)	February 28, 2013	February 29, 2012	Dollar change	Percent change
Net cash provided by operating activities	$131,686	$32,983	$98,703	299%
Net cash used in investing activities	$(59,437)	$(16,005)	$(43,432)	271%
Net cash provided by (used in) financing activities	$(79,341)	$46,051	$(125,392)	(272)%

The increase in net cash provided by operating activities was principally due to a significantly lower pension funding contribution in 2013, as well as increased billings and collections in the first quarter of 2013, compared to the first quarter of

2012. Our subscription-based business model continues to be a cash flow generator that is aided by positive working capital characteristics that do not generally require substantial working capital increases to support our growth.

The increase in net cash used in investing activities was principally due to the acquisitions we made in the first quarter of 2013, as we had no acquisitions in the first quarter of 2012.

The change from financing activities being a source of cash in the first quarter of 2012 to becoming a use of cash in the first quarter of 2013 was principally due to borrowings on the credit line in 2012 that we used to fund the pension contribution in December 2011, as well as the share repurchase program we continued in the first quarter of 2013.

Free Cash Flow and Adjusted Free Cash Flow (non-GAAP measures)

The following table reconciles our non-GAAP free cash flow and adjusted free cash flow measures to net cash provided by operating activities.

	Three Months Ended
(In thousands, except percentages)	February 28, 2013	February 29, 2012	Dollar change	Percent change
Net cash provided by operating activities	$131,686	$32,983
Capital expenditures on property and equipment	(19,367)	(13,556)
Free cash flow	$112,319	$19,427	$92,892	478%
Pension deficit funding	—	57,000
Adjusted free cash flow	$112,319	$76,427	$35,892	47%

Our free cash flow has historically been very healthy, and we expect that it will continue to be a significant source of funding for our business strategy of growth through organic and acquisitive means.

Credit Facility and Other Debt

Please refer to Note 8 to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q for a discussion of the current status of our term loans and revolving credit agreement.

Share Repurchase Program

Please refer to Part II, Item 2 in this quarterly report on Form 10-Q for a discussion of our share repurchase programs.

Off-Balance Sheet Transactions

We have no off-balance sheet transactions.

Critical Accounting Policies

Our management makes a number of significant estimates, assumptions and judgments in the preparation of our financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for fiscal year 2012 for a discussion of the estimates and judgments necessary in our accounting for revenue recognition, business combinations, goodwill and other intangible assets, income taxes, pension and postretirement benefits, and stock-based compensation.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

For information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for fiscal year 2012.

Our credit facility is subject to variable interest rates. In April and June of 2011, we entered into four-year interest rate derivative contracts that swap variable interest rates for fixed interest rates on $100 million of our credit facility. A hypothetical 10% adverse movement in interest rates related to the term loan, credit facility borrowings, or derivative contracts would have resulted in an increase of approximately $1.0 million in interest expense.

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

We are in the process of converting to a new enterprise resource planning (ERP) system, which we are performing through a phased implementation approach. During the fiscal quarter ended February 28, 2013 and early in the second fiscal quarter of 2013, we went live on two more phases of the implementation. Each phase includes aspects of financial reporting and shared service center functions and processes, and we have now completed approximately 90 percent of our ERP implementation plan. We believe that the new ERP system and related changes to processes and internal controls will enhance our internal control over financial reporting while providing us with the ability to scale our business. We have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during 2013 and will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

Other than the ERP system implementation discussed above, there were no changes in our internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in litigation in the ordinary course of our business, including claims or contingencies that may arise related to matters occurring prior to our acquisition of businesses. Although we can give no assurance as to the outcome of any pending litigation to which we are currently a party, we do not expect the outcome of such proceedings to have a material adverse effect on our results of operations or financial condition.

Item 1A. Risk Factors

In addition to the other information provided in this quarterly report on Form 10-Q and in our 2012 Annual Report on Form 10-K, you should carefully consider the risks described in this section, which supplement the Risk Factors set forth in Part I of our 2012 Annual Report on Form 10-K. The risks described below and in our 2012 Annual Report on Form 10-K are not the only risks that could impact our business; other risks currently deemed minor or additional risks not currently known to us could also impact our business. These and other factors could materially and adversely impact the value of your investment in our shares, meaning that you could lose all or part of your investment.

Note that this section includes forward-looking statements and future expectations as of the date of this quarterly report. This discussion of Risk Factors should be read in conjunction with (i) the Risk Factors set forth in Part I of our Annual Report on Form 10-K, (ii) “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes in Part I of this quarterly report on Form 10-Q and (iii) “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes in Part II of our 2012 Annual Report on Form 10-K.

We could experience system failures, capacity constraints, or security breaches that could negatively impact our business.

Our ability to provide reliable service largely depends on the efficient and uninterrupted operation of complex systems, relying on people, processes, and technology to function effectively. Some elements of these systems have been outsourced to third-party providers. Some of our systems have been consolidated for the purpose of enhancing scalability and efficiency, which increases our dependency on a smaller number of systems. Any significant interruption to, or failure of, or security breaches affecting our systems could result in significant expense to repair, replace or remediate systems, equipment or facilities, loss of customers, and harm to our business and reputation. Interruption, system failures or security breaches could result from a wide variety of causes, including the possibility of failures at third-party data centers, disruptions to the Internet, malicious attacks or cyber incidents such as unauthorized access, loss or destruction of data (including confidential and/or personal customer information), account takeovers, computer viruses or other malicious code, and the loss or failure of systems over which we have no control. More sophisticated and targeted computer crime poses a risk to the security of our systems and products. We have experienced such cybersecurity attacks, as have many of our customers and suppliers. While prior cybersecurity attacks have not had a material adverse effect on our financial results, we have taken and are taking reasonable steps to mitigate the damage of such events and to prevent any future events, including implementation of system security measures, information backup and disaster recovery processes. However, those steps may not be effective and there can be no assurance that any such steps can be effective against all possible risks. Access to our systems as a result of security breaches, the failure of our systems, or the loss of data could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disruption to our operations, damage to our reputation and remediation costs, which could individually or in the aggregate adversely affect our business and our insurance may not be adequate to compensate us for all losses, failures, or breaches.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides detail about our share repurchases during the three months ended February 28, 2013.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands) (3)
December 1, 2012 to December 31, 2012:
Share repurchase program (1)	136,682	$91.39	136,682	$37,720
Employee transactions (2)	17,896	$92.46	N/A	N/A
January 1, 2013 to January 31, 2013:
Share repurchase program (1)	106,332	$100.11	106,332	$27,075
Employee transactions (2)	163,672	$101.23	N/A	N/A
February 1, 2013 to February 28, 2013:
Share repurchase program (1)	224,486	$102.70	224,486	$4,021
Employee transactions (2)	168,686	$103.67	N/A	N/A
Total share repurchases	817,754	$100.15	467,500

(1) In March 2011, our board of directors authorized the repurchase of up to one million common shares per fiscal year in the open market (the March 2011 Program). We may execute on this program at our discretion, balancing dilution offset with other investment opportunities of the business, including acquisitions. The March 2011 Program does not have an expiration date.

In October 2012, our board of directors authorized the repurchase of common shares with a maximum aggregate value of $100 million (the October 2012 Program). We may repurchase common shares in open market purchases or through privately negotiated transactions in compliance with Exchange Act Rule 10b-18, subject to market conditions, applicable legal requirements, and other relevant factors. The October 2012 Program does not obligate us to repurchase any dollar amount or number of common shares, and it may be suspended at any time at our discretion. The October 2012 Program does not have an expiration date. As of the end of the first quarter of 2013, we had purchased 1,030,721 shares under the October 2012 Program for approximately $96.0 million, or $93.12 per share.

(2) Amounts represent common shares surrendered by employees in an amount equal to the statutory tax liability associated with the vesting of their equity awards. We then pay the statutory tax on behalf of the employee. Our board of directors approved this program in 2006 in an effort to reduce the dilutive effects of employee equity grants.

(3) Amounts represent remaining dollar value of common shares that may yet be purchased under the October 2012 Program. In addition, the March 2011 Program allows us to repurchase up to one million additional common shares per fiscal year. Since no common shares were repurchased under the March 2011 Program in the first quarter of 2013, there are one million common shares that may yet be purchased under the March 2011 Program in fiscal 2013.

Item 6.	Exhibits

(a)	Index of Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description
10.1	Summary of Non-Employee Director Compensation

10.2	Amendment to Employment Agreement by and between IHS Inc. and Scott Key, dated as of December 28, 2012

10.3	Amendment to Employment Agreement by and between IHS Inc. and Daniel Yergin, dated as of December 28, 2012

10.4	Amendment to Employment Agreement by and between IHS Inc. and Richard Walker, dated as of December 28, 2012

31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

32	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 2013.

IHS INC.

By:	/s/ Heather Matzke-Hamlin
	Name:	Heather Matzke-Hamlin
	Title:	Senior Vice President and Chief Accounting Officer