Form 10-Q
period 2013-05-31
IHS Inc.
filed 2013-06-24
CIK 1316360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________
FORM 10-Q
  ___________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of May 31, 2013, there were 65,779,733 shares of our Class A Common Stock outstanding.

PART I.   FINANCIAL INFORMATION

Item 1.	Financial Statements
IHS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per-share amounts)

	As of	As of
	May 31, 2013	November 30, 2012
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$267,131	$345,008
Accounts receivable, net	350,088	372,117
Income tax receivable	4,655	20,464
Deferred subscription costs	50,874	47,065
Deferred income taxes	50,164	55,084
Other	34,238	24,145
Total current assets	757,150	863,883
Non-current assets:
Property and equipment, net	187,474	163,013
Intangible assets, net	562,731	554,552
Goodwill	2,058,516	1,959,223
Other	7,070	8,540
Total non-current assets	2,815,791	2,685,328
Total assets	$3,572,941	$3,549,211
Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$169,481	$170,102
Accounts payable	51,767	52,079
Accrued compensation	25,601	50,497
Accrued royalties	30,514	33,637
Other accrued expenses	69,044	55,304
Deferred revenue	599,635	515,318
Total current liabilities	946,042	876,937
Long-term debt	839,538	890,922
Accrued pension and postretirement liability	22,632	30,027
Deferred income taxes	122,712	139,235
Other liabilities	29,157	27,732
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.01 par value per share, 160,000,000 shares authorized, 67,621,367 shares issued, and 65,779,733 and 65,577,530 shares outstanding at May 31, 2013 and November 30, 2012, respectively	676	676
Additional paid-in capital	680,715	681,409
Treasury stock, at cost: 1,841,634 and 2,043,837 shares at May 31, 2013 and November 30, 2012, respectively	(145,659)	(139,821)
Retained earnings	1,156,348	1,088,787
Accumulated other comprehensive loss	(79,220)	(46,693)
Total stockholders’ equity	1,612,860	1,584,358
Total liabilities and stockholders’ equity	$3,572,941	$3,549,211
See accompanying notes.

IHS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except for per-share amounts)

	Three months ended May 31,		Six months ended May 31,
	2013	2012	2013	2012
Revenue:
Products	$355,927	$326,517	$697,405	624,498
Services	62,216	60,642	103,263	105,404
Total revenue	418,143	387,159	800,668	729,902
Operating expenses:
Cost of revenue:
Products	143,632	135,532	283,917	260,354
Services	28,792	29,739	48,582	51,507
Total cost of revenue	172,424	165,271	332,499	311,861
Selling, general and administrative	143,609	126,845	285,838	252,021
Depreciation and amortization	32,877	28,992	65,356	55,293
Restructuring charges	3,231	3,628	8,019	11,113
Acquisition-related costs	1,665	501	3,560	1,368
Net periodic pension and postretirement expense	2,242	1,997	4,482	3,997
Other expense (income), net	511	(566)	2,930	(1,302)
Total operating expenses	356,559	326,668	702,684	634,351
Operating income	61,584	60,491	97,984	95,551
Interest income	303	247	647	419
Interest expense	(6,164)	(4,886)	(12,284)	(9,780)
Non-operating expense, net	(5,861)	(4,639)	(11,637)	(9,361)
Income from continuing operations before income taxes	55,723	55,852	86,347	86,190
Provision for income taxes	(12,840)	(11,661)	(18,793)	(18,524)
Income from continuing operations	42,883	44,191	67,554	67,666
Income from discontinued operations, net	7	—	7	—
Net income	$42,890	$44,191	$67,561	67,666

Basic earnings per share
Income from continuing operations	$0.65	$0.67	$1.03	$1.03
Income from discontinued operations, net	$—	$—	$—	$—
Net income	$0.65	$0.67	$1.03	$1.03
Weighted average shares used in computing basic earnings per share	65,888	65,876	65,840	65,696

Diluted earnings per share
Income from continuing operations	$0.65	$0.66	$1.01	$1.02
Income from discontinued operations, net	$—	$—	$—	$—
Net income	$0.65	$0.66	$1.01	$1.02
Weighted average shares used in computing diluted earnings per share	66,421	66,544	66,584	66,625

See accompanying notes.

IHS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three months ended May 31,		Six months ended May 31,
	2013	2012	2013	2012
Net income	$42,890	$44,191	$67,561	$67,666
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on hedging activities	393	64	561	(165)
Foreign currency translation adjustment	1,052	(18,886)	(33,088)	(9,870)
Total other comprehensive income (loss)	1,445	(18,822)	(32,527)	(10,035)
Comprehensive income	$44,335	$25,369	$35,034	$57,631

See accompanying notes.

IHS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six months ended May 31,
	2013	2012
Operating activities:
Net income	$67,561	$67,666
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	65,356	55,293
Stock-based compensation expense	70,561	60,394
Impairment of assets	1,629	—
Excess tax benefit from stock-based compensation	(11,802)	(10,301)
Net periodic pension and postretirement expense	4,482	3,997
Pension and postretirement contributions	(11,876)	(65,704)
Deferred income taxes	(26,462)	(7,166)
Change in assets and liabilities:
Accounts receivable, net	37,053	44,078
Other current assets	(15,803)	(15,897)
Accounts payable	(10,430)	5,602
Accrued expenses	(11,585)	(28,916)
Income tax payable	27,561	12,739
Deferred revenue	75,998	55,948
Other liabilities	(1,077)	441
Net cash provided by operating activities	261,166	178,174
Investing activities:
Capital expenditures on property and equipment	(42,436)	(31,674)
Acquisitions of businesses, net of cash acquired	(155,505)	(119,395)
Intangible assets acquired	—	(3,700)
Change in other assets	(2,317)	(1,851)
Settlements of forward contracts	128	(1,522)
Net cash used in investing activities	(200,130)	(158,142)
Financing activities:
Proceeds from borrowings	45,000	85,000
Repayment of borrowings	(97,001)	(45,069)
Excess tax benefit from stock-based compensation	11,802	10,301
Proceeds from the exercise of employee stock options	285	76
Repurchases of common stock	(83,365)	(29,314)
Net cash provided by (used in) financing activities	(123,279)	20,994
Foreign exchange impact on cash balance	(15,634)	(7,496)
Net increase (decrease) in cash and cash equivalents	(77,877)	33,530
Cash and cash equivalents at the beginning of the period	345,008	234,685
Cash and cash equivalents at the end of the period	$267,131	$268,215

See accompanying notes.

IHS INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Shares of Class A Common Stock	Class A Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at November 30, 2012 (Audited)	65,578	$676	$681,409	$(139,821)	$1,088,787	$(46,693)	$1,584,358
Stock-based award activity	670	—	(12,496)	40,351	—	—	27,855
Excess tax benefit on vested shares	—	—	11,802	—	—	—	11,802
Repurchases of common stock	(468)	—	—	(46,189)	—	—	(46,189)
Net income	—	—	—	—	67,561	—	67,561
Other comprehensive loss	—	—	—	—	—	(32,527)	(32,527)
Balance at May 31, 2013	65,780	$676	$680,715	$(145,659)	$1,156,348	$(79,220)	$1,612,860
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

During the six months ended May 31, 2013, we completed the following acquisitions, none of which were material either individually or in the aggregate:

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

Fekete Associates. On April 5, 2013, we acquired Fekete Associates, a leading provider of integrated reservoir management software and services to the oil and gas industry. We expect that the combination of Fekete's workflow tools with our energy information will create efficiencies for customers by helping them make faster exploration and production decisions.

Waterborne Energy. On May 13, 2013, we acquired Waterborne Energy, a company that provides global research, analysis, and price information in the Liquefied Petroleum Gas (LPG) and Liquefied Natural Gas (LNG) sector. We expect that this acquisition will help us provide our customers with comprehensive and complete LPG and LNG intelligence that will aid them in making key business decisions regarding demand, supply, and pricing.

The total purchase price for these acquisitions was approximately $155.5 million, net of cash acquired. We have allocated $59.8 million of the purchase price to amortizing intangible assets and $120.8 million to goodwill.

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

During the first six months of 2013, we eliminated 143 positions and incurred additional direct and incremental costs related to identified operational efficiencies, continued consolidation of positions to our accounting and customer care Centers of Excellence (COE) locations, and further consolidation of our legacy data centers. We expect to continue to incur costs related to these and other similar activities in future periods, resulting in additional restructuring charges.

During the first six months of 2013, we recorded approximately $8.0 million of restructuring charges for these activities. Of these charges, approximately $6.1 million was recorded in the Americas segment and $1.9 million was recorded in the EMEA segment.

The following table provides a reconciliation of the restructuring liability as of May 31, 2013 (in thousands):

	Employee Severance and Other Termination Benefits	Contract Termination Costs	Other	Total
Balance at November 30, 2012	$3,163	$1,503	$59	$4,725
Add: Restructuring costs incurred	8,369	—	111	8,480
Revision to prior estimates	(536)	75	—	(461)
Less: Amount paid	(6,065)	(1,501)	(170)	(7,736)
Balance at May 31, 2013	$4,931	$77	$—	$5,008

As of May 31, 2013, approximately $3.6 million of the remaining restructuring liability was in the Americas segment and $1.4 million was in the EMEA segment. The entire $5.0 million restructuring liability is expected to be paid in 2013.

5.	Acquisition-related Costs

During the six months ended May 31, 2013, we recorded approximately $3.6 million of direct and incremental costs associated with acquisition-related activities, including severance, a lease abandonment, and legal and professional fees. Certain of these costs were incurred for a transaction that we chose not to consummate. Substantially all of the costs were incurred within the Americas segment.

The following table provides a reconciliation of the acquisition-related costs accrued liability as of May 31, 2013 (in thousands):

	Employee Severance and Other Termination Benefits	Contract Termination Costs	Other	Total
Balance at November 30, 2012	$584	$84	$—	$668
Add: Costs incurred	578	1,060	2,112	3,750
Revision to prior estimates	(146)	(44)	—	(190)
Less: Amount paid	(758)	(736)	(1,430)	(2,924)
Balance at May 31, 2013	$258	$364	$682	$1,304

As of May 31, 2013, the entire remaining $1.3 million acquisition-related costs accrued liability was in the Americas segment. We expect the majority of this liability to be paid in 2013.

6.	Stock-based Compensation

Stock-based compensation expense for the three and six months ended May 31, 2013 and 2012 was as follows (in thousands):

	Three months ended May 31,		Six months ended May 31,
	2013	2012	2013	2012
Cost of revenue	$1,294	$1,662	$2,976	$2,979
Selling, general and administrative	29,505	24,812	67,585	57,415
Total stock-based compensation expense	$30,799	$26,474	$70,561	$60,394
Total income tax benefits recognized for stock-based compensation arrangements were as follows (in thousands):

	Three months ended May 31,		Six months ended May 31,
	2013	2012	2013	2012
Income tax benefits	$8,208	$9,272	$21,926	$21,354
No stock-based compensation cost was capitalized during the three and six months ended May 31, 2013 and 2012.
As of May 31, 2013, there was $151.9 million of unrecognized stock-based compensation cost, adjusted for estimated forfeitures, related to unvested stock-based awards that will be recognized over a weighted-average period of approximately 1.8 years. Total unrecognized stock-based compensation cost will be adjusted for future changes in estimated forfeitures.
Restricted Stock Units (RSUs). The following table summarizes RSU activity during the six months ended May 31, 2013:

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands)
Balance at November 30, 2012	2,987	$78.75
Granted	1,019	$102.78
Vested	(1,029)	$69.79
Forfeited	(135)	$88.96
Balance at May 31, 2013	2,842	$90.12
The total fair value of RSUs that vested during the six months ended May 31, 2013 was $104.9 million based on the weighted-average fair value on the vesting date.

7.	Income Taxes

Our effective tax rate is estimated based upon the effective tax rate expected to be applicable for the full fiscal year.
Our effective tax rate for the three and six months ended May 31, 2013 was 23.0 percent and 21.8 percent, respectively, compared to 20.9 percent and 21.5 percent for the same periods of 2012. The increase in the 2013 tax rate reflects the impact of discrete period items, including a reduction in the deferred tax asset related to stock-based compensation.

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

As of May 31, 2013, we were in compliance with all of the covenants in the Credit Facility and had approximately $285 million of outstanding borrowings under the revolver at a current annual interest rate of 1.75% and approximately $723 million of aggregate outstanding borrowings under the term loans at a current weighted average annual interest rate of 1.76%. We have classified $195 million of the revolver borrowings as long-term and $90 million as short-term based upon our current estimate of expected repayments for the next twelve months. Short-term debt also includes $79 million of scheduled term loan principal repayments over the next twelve months. We also had approximately $0.4 million of outstanding letters of credit under the Credit Facility as of May 31, 2013, which reduces the amount available for borrowing under the Credit Facility by an equivalent amount.

The carrying value of our short-term and long-term debt approximates their fair value.

9.	Pensions and Postretirement Benefits

We sponsor a non-contributory, closed defined-benefit retirement plan (the U.S. RIP) for all of our U.S. employees who have at least one year of service and who were hired or acquired before January 1, 2012. We also have a frozen defined-benefit pension plan (the U.K. RIP) that covers certain employees of a subsidiary based in the United Kingdom. We also have an unfunded Supplemental Income Plan (SIP), which is a non-qualified pension plan, for certain U.S. employees who earn over a federally stipulated amount. Benefits for all three plans are generally based on years of service and either average or cumulative base compensation, depending on the plan. Plan funding strategies are influenced by employee benefit laws and tax laws. The U.K. RIP includes a provision for employee contributions and inflation-based benefit increases for retirees.

Our net periodic pension expense (income) for the three and six months ended May 31, 2013 and 2012 was comprised of the following (in thousands):

	Three months ended May 31, 2013				Three months ended May 31, 2012
	U.S. RIP	U.K. RIP	SIP	Total	U.S. RIP	U.K. RIP	SIP	Total
Service costs incurred	$2,526	$57	$25	$2,608	$2,544	$33	$47	2,624
Interest costs on projected benefit obligation	1,240	446	82	1,768	1,736	431	97	2,264
Expected return on plan assets	(1,413)	(490)	—	(1,903)	(2,122)	(562)	—	(2,684)
Amortization of prior service benefit	(336)	—	—	(336)	(336)	—	(2)	(338)
Amortization of transitional obligation	—	—	—	—	—	—	10	10
Net periodic pension expense (income)	$2,017	$13	$107	$2,137	$1,822	$(98)	$152	$1,876

	Six months ended May 31, 2013				Six months ended May 31, 2012
	U.S. RIP	U.K. RIP	SIP	Total	U.S. RIP	U.K. RIP	SIP	Total
Service costs incurred	5,051	$105	$50	$5,206	$5,088	$66	$94	5,248
Interest costs on projected benefit obligation	2,480	817	164	3,461	3,472	855	194	4,521
Expected return on plan assets	(2,826)	(898)	—	(3,724)	(4,244)	(1,115)	—	(5,359)
Amortization of prior service benefit	(672)	—	—	(672)	(672)	—	(4)	(676)
Amortization of transitional obligation	—	—	—	—	—	—	20	20
Net periodic pension expense (income)	$4,033	$24	$214	$4,271	$3,644	$(194)	$304	$3,754
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
Our net periodic postretirement expense was comprised of the following for the three and six months ended May 31, 2013 and 2012 (in thousands):

	Three months ended May 31,		Six months ended May 31,
	2013	2012	2013	2012
Service costs incurred	$5	$4	$11	$9
Interest costs	100	117	200	234
Net periodic postretirement expense	$105	$121	$211	$243

10.	Earnings per Share

Basic earnings per share (EPS) is computed on the basis of the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common shares.

Weighted-average common shares outstanding for the three and six months ended May 31, 2013 and 2012 were calculated as follows (in thousands):

	Three months ended May 31,		Six months ended May 31,
	2013	2012	2013	2012
Weighted-average common shares outstanding:
Shares used in basic EPS calculation	65,888	65,876	65,840	65,696
Effect of dilutive securities:
Restricted stock units	530	624	740	885
Stock options and other stock-based awards	3	44	4	44
Shares used in diluted EPS calculation	66,421	66,544	66,584	66,625

11.	Derivatives

To mitigate interest rate exposure on our outstanding Credit Facility debt, we have two interest rate derivative contracts that effectively swap $100 million of floating rate debt at a 1.80% weighted-average fixed interest rate, plus the applicable Credit Facility spread. Both of these interest rate swaps expire in July 2015. Because the terms of the swaps and the variable rate debt coincide, we do not expect any ineffectiveness. We have designated and accounted for these instruments as cash flow hedges, with changes in fair value being deferred in accumulated other comprehensive loss in the consolidated balance sheets.

Since our swaps are not listed on an exchange, we have evaluated fair value by reference to similar transactions in active markets; consequently, we have classified the swaps within Level 2 of the fair value measurement hierarchy. As of May 31, 2013, the fair market value of our swaps was a loss of $2.8 million, and the current mark-to-market loss position is recorded in other liabilities in the consolidated balance sheets.

In the first six months of 2013, to mitigate foreign currency exposure on Euro-denominated receipts in U.S. Dollar functional entities, we entered into forward contracts that hedge that exposure in the United States and Europe. The total notional value of contracts entered into during the first six months of 2013 was €17 million, with monthly maturities through the second quarter of 2014. We intend to keep a rolling 12-month hedging program in place to mitigate the foreign currency exposure. Because the critical terms of the forward contracts and the forecasted cash flows coincide, we do not expect any ineffectiveness associated with these contracts. We have designated and accounted for these instruments as cash flow hedges, with changes in fair value being deferred in accumulated other comprehensive loss in the consolidated balance sheets.

Since these forward contracts are not listed on an exchange, we have evaluated fair value by reference to similar transactions in active markets; consequently, we have classified the instruments within Level 2 of the fair value measurement hierarchy. As of May 31, 2013, the fair market value of the hedges was a gain of $0.2 million, and the current mark-to-market gain position is recorded in other assets in the consolidated balance sheets.

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

12.	Goodwill and Intangible Assets

The following table presents details of our intangible assets, other than goodwill, as of May 31, 2013 and November 30, 2012 (in thousands):

	As of May 31, 2013			As of November 30, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Information databases	$297,442	$(158,693)	$138,749	$291,265	$(141,072)	$150,193
Customer relationships	290,388	(73,651)	216,737	266,168	(63,105)	203,063
Non-compete agreements	4,131	(2,569)	1,562	4,372	(2,615)	1,757
Developed computer software	160,074	(54,985)	105,089	141,570	(46,898)	94,672
Other	50,708	(14,155)	36,553	51,214	(12,163)	39,051
Total	$802,743	$(304,053)	$498,690	$754,589	$(265,853)	$488,736
Intangible assets not subject to amortization:
Trademarks	62,904	—	62,904	64,618	—	64,618
Perpetual licenses	1,137	—	1,137	1,198	—	1,198
Total intangible assets	$866,784	$(304,053)	$562,731	$820,405	$(265,853)	$554,552

Intangible assets amortization expense was $22.0 million and $44.6 million for the three and six months ended May 31, 2013, respectively, as compared to $21.0 million and $39.2 million for the same respective periods of 2012. The following table presents the estimated future amortization expense related to intangible assets held as of May 31, 2013 (in thousands):

Year	Amount
Remainder of 2013	$43,735
2014	$78,560
2015	$72,544
2016	$64,497
2017	$52,704
Thereafter	$186,650
Changes in our goodwill and gross intangible assets from November 30, 2012 to May 31, 2013 were primarily the result of our recent acquisition activities. The change in net intangible assets was primarily due to the addition of intangible assets associated with the acquisitions described in Note 2, Business Combinations, partially offset by current year amortization. Goodwill, gross intangible assets, and net intangible assets were all subject to foreign currency translation effects.

13.	Segment Information

We prepare our financial reports and analyze our business results within our three reportable geographic segments: Americas, EMEA, and APAC. We evaluate segment performance primarily at the revenue and operating profit level for each of these three segments. We also evaluate revenues by transaction type.
Information about the operations of our three segments is set forth below. No single customer accounted for 10% or more of our total revenue for the three and six months ended May 31, 2013 and 2012. There are no material inter-segment revenues for any period presented. Certain corporate transactions are not allocated to the reportable segments, including such items as stock-based compensation expense, net periodic pension and postretirement expense, corporate-level impairments, and gain (loss) on sale of corporate assets.

	Americas	EMEA	APAC	Shared Services	Consolidated Total
	(In thousands)
Three months ended May 31, 2013
Revenue	$257,625	$112,944	$47,574	$—	$418,143
Operating income	$79,515	$20,485	$10,248	$(48,664)	$61,584
Depreciation and amortization	$25,181	$5,474	$476	$1,746	$32,877
Three months ended May 31, 2012
Revenue	$230,468	$113,524	$43,167	$—	$387,159
Operating income	$68,681	$24,066	$11,493	$(43,749)	$60,491
Depreciation and amortization	$21,221	$6,347	$270	$1,154	$28,992

	Americas	EMEA	APAC	Shared Services	Consolidated Total
	(In thousands)
Six months ended May 31, 2013
Revenue	$486,791	$222,415	$91,462	$—	$800,668
Operating income	141,648	36,471	19,997	(100,132)	97,984
Depreciation and amortization	49,465	11,391	937	3,563	65,356
Six months ended May 31, 2012
Revenue	$437,388	$212,933	$79,581	$—	$729,902
Operating income	119,985	44,963	19,488	(88,885)	95,551
Depreciation and amortization	41,758	10,181	321	3,033	55,293
Revenue by transaction type was as follows (in thousands):

	Three months ended May 31,		Six months ended May 31,
	2013	2012	2013	2012
Subscription revenue	$313,923	$287,254	$621,650	$560,644
Non-subscription revenue	104,220	99,905	179,018	169,258
Total revenue	$418,143	$387,159	$800,668	$729,902

14.	Subsequent Events

On June 9, 2013, we announced the signing of a definitive agreement to acquire R.L. Polk, a recognized leader in providing automotive information and analytics solutions, for $1.4 billion. The transaction will be funded with 10 percent equity and the remainder with cash on hand, cash from our existing revolver, and a new bank term loan. Simultaneous with entering into the purchase agreement, we obtained an executed financing commitment for a term loan in the principal amount of $680 million. We anticipate that the combination of our automotive products and the R.L. Polk suite of products and services will allow us to further establish our automotive business as a vital strategic partner for the automotive industry worldwide. Consummation of the acquisition is conditioned on antitrust clearance pursuant to the Hart-Scott-Rodino Act and certain other customary closing conditions.

On June 20, 2013, we announced the acquisition of PFC Energy, a provider of upstream and downstream energy information, research, and analysis. PFC Energy's product offering set, geographical footprint, and customer relationships are complementary to IHS, and we expect the transaction will bring greater depth and breadth in key areas of the IHS energy solution set.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements. These forward-looking statements generally are identified by the use of the words “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of these terms, and other similar expressions. Forward-looking statements are based on current expectations, assumptions, and projections that are subject to risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of some of the risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is outlined under the “Risk Factors” section of our 2012 annual report on Form 10-K and Part II of our quarterly report on Form 10-Q for the period ended February 28, 2013. We are under no obligation to update or publicly revise these forward-looking statements, whether as a result of new information, future events, or otherwise.
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

Executive Summary

Business Overview

We are a leading source of information, insight and analytics in critical areas that shape today's business landscape. Businesses and governments around the globe rely on our comprehensive content, expert independent analysis and flexible delivery methods to make high-impact decisions and develop strategies with speed and confidence. We have been in business since 1959 and became a publicly traded company on the New York Stock Exchange in 2005. Headquartered in Englewood, Colorado, USA, we are committed to sustainable, profitable growth and employ approximately 6,700 people in 31 countries around the world.

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

Subscriptions represent approximately 75% of our total revenue. We sell our offerings primarily through subscriptions, which tend to generate recurring revenue and cash flow. Our subscriptions are usually for one-year periods and we have historically seen high renewal rates. Subscriptions are generally paid in full within one or two months after the subscription period commences; as a result, the timing of our cash flows generally precedes the recognition of revenue and income.

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

We are investing in our people, platforms, processes, and products at a significant rate through a series of initiatives designed to boost colleague productivity, increase efficiencies, develop new and enhanced products, and create scalable platforms designed to accommodate future revenue growth without having to incur proportional increases in costs to support that growth.  These initiatives include, but are not limited to:

•
Vanguard – Vanguard is our plan for consolidating and standardizing billing systems, general ledgers, sales-force automation capabilities, and all supporting business processes.  We have been implementing Vanguard through a series of releases, and we are now completing the final implementations of this program.

•
Product development – We continue to focus on product development and expect to have a significant number of new product releases in 2013-2015. We are making consistent progress in developing and rolling out common commercial platforms to deliver our products, and we believe these common platforms will help us increase our organic revenue growth rates in the future.

•
Data center consolidation and IT security – Due to the widespread escalation in the pace and sophistication of cyber threats, we are accelerating our data center consolidation program and upgrading our information technology (IT) security at all levels of our company, which we believe is a prudent investment in our future and in our customers.

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

•
Acquisitive – We define acquisitive revenue as the revenue generated from acquired products and services from the date of acquisition to the first anniversary date of that acquisition. This type of growth comes as a result of our strategy to purchase, integrate, and leverage the value of assets we acquire. We also include the impact of divestitures in this growth metric.

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

Non-GAAP measures. We use non-GAAP financial measures such as EBITDA, Adjusted EBITDA, and free cash flow in our operational and financial decision-making, and believe that such measures allow us to focus on what we deem to be more reliable indicators of ongoing operating performance (Adjusted EBITDA) and our ability to generate cash flow from operations (free cash flow). We also believe that investors may find non-GAAP financial measures useful for the same reasons, although we caution readers that non-GAAP financial measures are not a substitute for GAAP financial measures or disclosures. None of these non-GAAP financial measures are recognized terms under GAAP and do not purport to be an alternative to net income or operating cash flow as an indicator of operating performance or any other GAAP measure. Throughout this section on management’s discussion and analysis and on our website (www.ihs.com), we provide reconciliations of these non-GAAP financial measures to the most directly comparable GAAP measures.

EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA are used by many of our investors, research analysts, investment bankers, and lenders to assess our operating performance. For example, a measure similar to Adjusted EBITDA is required by the lenders under our term loans and revolving credit agreement. We define EBITDA as net income plus or minus net interest, plus provision for income taxes, depreciation, and amortization. Our definition of Adjusted EBITDA further excludes primarily non-cash items and other items that management does not consider to be useful in assessing our operating performance (e.g., stock-based compensation, acquisition-related costs, restructuring charges, income or loss from discontinued operations, pension settlement and mark-to-market adjustments, and gain or loss on sale of assets).

Free Cash Flow. We define free cash flow as net cash provided by operating activities less capital expenditures.

Because not all companies use identical calculations, our presentation of non-GAAP financial measures may not be comparable to other similarly titled measures of other companies. However, these measures can still be useful in evaluating our performance against our peer companies because we believe the measures provide users with valuable insight into key components of GAAP financial disclosures. For example, a company with higher GAAP net income may not be as appealing to investors if its net income is more heavily comprised of gains on asset sales. Likewise, excluding the effects of interest income and expense moderates the impact of a company’s capital structure on its performance.

Results of Operations

Total Revenue

Second quarter 2013 revenue increased eight percent compared to the second quarter of 2012, and our year-to-date 2013 revenue increased 10 percent compared to the same period of 2012. The table below displays the percentage change in revenue due to organic, acquisitive, and foreign currency factors when comparing the three and six months ended May 31, 2013 to the three and six months ended May 31, 2012.

	Increase in Total Revenue
(All amounts represent percentage points)	Organic	Acquisitive	Foreign Currency
Second quarter 2013 vs. second quarter 2012	3%	7%	(1)%
Year-to-date 2013 vs. year-to-date 2012	4%	7%	—%

Organic growth. Organic growth for the three and six months ended May 31, 2013, compared to the same periods of 2012, is primarily due to revenue increases in the subscription business, as detailed in the following table:

	Three months ended May 31,		Percent change		Six months ended May 31,		Percent change
(in thousands, except percentages)	2013	2012	Total	Organic	2013	2012	Total	Organic
Subscription revenue	$313,923	$287,254	9%	6%	$621,650	$560,644	11%	7%
Non-subscription revenue	104,220	99,905	4%	(6)%	179,018	169,258	6%	(7)%
Total revenue	$418,143	$387,159	8%	3%	$800,668	$729,902	10%	4%

As a percent of total revenue:
Subscription	75%	74%			78%	77%
Non-subscription	25%	26%			22%	23%

Our subscription business grew at six percent organically in the second quarter of 2013, and continues to provide a solid and stable revenue stream that generates significant cash flow. The non-subscription portion of our business declined organically during the three and six months ended May 31, 2013, compared to the same periods of 2012, which reflects a mix of some underperforming non-strategic assets, continued weakness in customers' discretionary spending globally, and the impact of the U.S. government's sequestration. We saw improvement in our consulting services during the quarter, with positive momentum in pipelines and a building backlog in the period.

Acquisitive growth. The year-over-year acquisitive revenue growth was primarily due to acquisitions we have made in the last twelve months, including the following:

•	CyberRegs; GlobalSpec, Inc.; and Invention Machine in the third quarter of 2012;

•	Exclusive Analysis; the business of Dodson Data Systems; and Energy Publishing in the first quarter of 2013; and

•	Fekete Associates and Waterborne Energy in the second quarter of 2013.

Foreign currency impacts. Foreign currency moved adversely since we began the second quarter of 2013, which resulted in a negative impact to our revenue for the second quarter of 2013. Due to the extent of our global operations, foreign currency could continue to have an adverse impact on our results in the future.

Revenue by Segment (geography)

	Three months ended May 31,		Percentage Change	Six months ended May 31,		Percentage Change
(In thousands, except percentages)	2013	2012		2013	2012
Revenue:
Americas	$257,625	$230,468	12%	$486,791	$437,388	11%
EMEA	112,944	113,524	(1)%	222,415	212,933	4%
APAC	47,574	43,167	10%	91,462	79,581	15%
Total revenue	$418,143	$387,159	8%	$800,668	$729,902	10%

As a percent of total revenue:
Americas	62%	60%		61%	60%
EMEA	27%	29%		28%	29%
APAC	11%	11%		11%	11%

The percentage change in each geography segment is due to the factors described in the following table.

	Increase (decrease) in revenue
	Second quarter 2013 vs. second quarter 2012			Year-to-date 2013 vs. year-to-date 2012
(All amounts represent percentage points)	Organic	Acquisitive	Foreign Currency	Organic	Acquisitive	Foreign Currency
Americas	3%	9%	—%	3%	8%	—%
EMEA	(1)%	3%	(2)%	1%	4%	(1)%
APAC	10%	2%	(1)%	12%	4%	(1)%

For the three and six months ended May 31, 2013, compared to the same periods of 2012, subscription-based revenue continues to be a positive contributor to organic growth in all three regions. Organic growth for the Americas continued to be driven by subscriptions and was consistent with our first quarter 2013 performance.

EMEA revenue results for the three and six months ended May 31, 2013, compared to the same periods of 2012, were negatively impacted by foreign currency movements and slowing revenue growth. Organic subscription revenue growth for EMEA was four percent for the second quarter of 2013, compared to the same period in the prior year, despite the recessionary environment in EMEA.

APAC revenue results for the three months ended May 31, 2013, were adversely impacted by the timing of certain renewals and foreign currency movements. The APAC region delivered positive organic revenue growth for the three months ended May 31, 2013, led by solid non-subscription organic revenue growth. The region did experience some modest slowing from the first quarter of 2013, consistent with slowing economic growth rates in the region.

New business formation across all regions remained muted for the three and six months ended May 31, 2013.

Operating Expenses

The following table shows our operating expenses and the associated percentages of revenue.

	Three months ended May 31,		Percentage Change	Six months ended May 31,		Percentage Change
(In thousands, except percentages)	2013	2012		2013	2012
Operating expenses:
Cost of revenue	$172,424	$165,271	4%	$332,499	$311,861	7%
SG&A expense	$143,609	$126,845	13%	$285,838	$252,021	13%
Depreciation and amortization expense	$32,877	$28,992	13%	$65,356	$55,293	18%

As a percent of revenue:
Cost of revenue	41%	43%		42%	43%
SG&A expense	34%	33%		36%	35%
Depreciation and amortization expense	8%	7%		8%	8%

Supplemental information:
SG&A expense, excluding stock-based compensation	$114,104	$102,033	12%	$218,253	$194,606	12%
As a percent of revenue	27%	26%		27%	27%

Cost of Revenue

For the three and six months ended May 31, 2013, compared to the same periods of 2012, cost of revenue remained relatively consistent as a percentage of revenue, compared to the same periods in the prior year. We continue to invest in our people, platforms, processes, and products in support of our goals to increase top- and bottom-line growth.

Selling, General and Administrative (SG&A) Expense

We evaluate our SG&A expense after excluding stock-based compensation expense. For the three and six months ended May 31, 2013, compared to the same periods of 2012, we incurred additional cost in accelerating our data center consolidation project, upgrading our IT security, and investing in new customer workflow platforms and high-growth markets. We anticipate that there will be an elevation in both expense and capital as we continue these efforts through the remainder of 2013.

For the three and six months ended May 31, 2013, compared to the same periods of 2012, stock-based compensation expense increased as a result of an increase in the number of employees, an increase in our stock price, and the achievement or overachievement of certain company performance metrics. As a percentage of revenue, stock-based compensation was largely unchanged. Please refer to Note 6 to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q for a discussion of stock-based compensation.

Depreciation and Amortization Expense

For the three and six months ended May 31, 2013, compared to the same periods of 2012, depreciation and amortization expense increased primarily due to the increase in depreciable and amortizable assets from capital expenditures and acquisitions. As a percentage of revenue, depreciation expense was largely unchanged.

Restructuring

Please refer to Note 4 to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q for a discussion of our restructuring activities. During the first six months of 2013, we incurred approximately $8.0 million of restructuring charges for direct and incremental costs associated with the following items:

•identified operational efficiencies,
•continued consolidation of positions to our Center of Excellence locations, and
•further consolidation of our legacy data centers.

In the first six months of 2013, we eliminated approximately 143 positions related to these activities. We expect to continue to incur costs related to these and other similar activities in future periods, resulting in additional restructuring charges.

Acquisition-related Costs

Please refer to Note 5 to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q for a discussion of costs associated with our integration and other acquisition-related activities. During the first six months of 2013, we recorded approximately $3.6 million of direct and incremental costs associated with acquisition-related activities, including severance, a lease abandonment, and legal and professional fees. Certain of these costs were incurred for a transaction that we chose not to consummate. Because acquisitions are a key component of our growth strategy, we expect that we will continue to perform similar activities for future acquisitions.

Pension and Postretirement Expense

For the three and six months ended May 31, 2013, compared to the same periods of 2012, net periodic pension and postretirement expense was largely unchanged, reflecting the change in pension strategy that we implemented in the first quarter of 2012.

Our pension expense and associated pension liability as calculated under U.S. GAAP requires the use of assumptions about the estimated long-term rate of return on plan assets and the discount rate. Our pension investment strategy is designed to align the majority of our pension assets with the underlying pension liability, which minimizes volatility caused by changes in asset returns and discount rates. Our pension expense estimates are updated for actual experience through the remeasurement process in the fourth quarter, or sooner if earlier remeasurements are required. For the six months ended May 31, 2013, we used a 4.50 percent expected long-term rate of return on plan assets and a 4.00 percent discount rate for the U.S. RIP; the actual return on plan assets during that period was zero percent. The discount rate during that period increased by approximately 40 basis points, which mitigates the low return on assets.

Operating Income by Segment (geography)

	Three months ended May 31,		Percentage Change	Six months ended May 31,		Percentage Change
(In thousands, except percentages)	2013	2012		2013	2012
Operating income:
Americas	$79,515	$68,681	16%	$141,648	$119,985	18%
EMEA	20,485	24,066	(15)%	36,471	44,963	(19)%
APAC	10,248	11,493	(11)%	19,997	19,488	3%
Shared services	(48,664)	(43,749)		(100,132)	(88,885)
Total operating income	$61,584	$60,491	2%	$97,984	$95,551	3%

As a percent of segment revenue:
Americas	31%	30%		29%	27%
EMEA	18%	21%		16%	21%
APAC	22%	27%		22%	24%

For the three and six months ended May 31, 2013, compared to the same periods of 2012, operating income as a percentage of revenue for the Americas segment increased primarily because of continued focus on cost management. For the three and six months ended May 31, 2013, compared to the same periods of 2012, the EMEA segment operating income as a percentage of revenue decreased primarily because of negative foreign currency impacts, slowing revenue growth, higher selling expenses, a loss on sale of assets, and higher amortization expense. For the three and six months ended May 31, 2013, compared to the same periods of 2012, APAC operating income as a percentage of revenue decreased because of the timing of certain renewals, adverse foreign currency impacts, and our continuing investment in the region's infrastructure to support future growth.

Provision for Income Taxes

Our effective tax rate for the three and six months ended May 31, 2013 was 23.0 percent and 21.8 percent, respectively, compared to 20.9 percent and 21.5 percent for the same periods of 2012. The increase in the 2013 tax rate reflects the impact of discrete period items, including a reduction in the deferred tax asset related to stock-based compensation.

EBITDA and Adjusted EBITDA (non-GAAP measures)

	Three months ended May 31,		Percentage Change	Six months ended May 31,		Percentage Change
(In thousands, except percentages)	2013	2012		2013	2012
Net income	$42,890	$44,191	(3)%	$67,561	$67,666	—%
Interest income	(303)	(247)		(647)	(419)
Interest expense	6,164	4,886		12,284	9,780
Provision for income taxes	12,840	11,661		18,793	18,524
Depreciation	10,851	7,987		20,731	16,119
Amortization	22,026	21,005		44,625	39,174
EBITDA	$94,468	$89,483	6%	$163,347	$150,844	8%
Stock-based compensation expense	30,799	26,474		70,561	60,394
Restructuring charges	3,231	3,628		8,019	11,113
Acquisition-related costs	1,665	501		3,560	1,368
Impairment of assets	—	—		1,629	—
Loss on sale of assets	—	—		1,241	—
Income from discontinued operations, net	(7)	—		(7)	—
Adjusted EBITDA	$130,156	$120,086	8%	$248,350	$223,719	11%
Adjusted EBITDA as a percentage of revenue	31.1%	31.0%		31.0%	30.7%

Our Adjusted EBITDA for the three and six months ended May 31, 2013, compared to the same periods of 2012, increased primarily because of our organic subscription revenue growth, acquisitions, and the leverage in our business model. We had solid expansion in the core business despite the current lower-growth environment, a modest adverse impact from recent acquisitions, and the adverse impact of discrete items and accelerated investment associated with our cybersecurity upgrade and additional Vanguard costs. We anticipate continued expansion of our core margins and progress towards our goal of accretive margins for each acquired asset over a six- to eight-quarter period.

Financial Condition

(In thousands, except percentages)	As of May 31, 2013	As of November 30, 2012	Dollar change	Percent change
Accounts receivable, net	$350,088	$372,117	$(22,029)	(6)%
Accrued compensation	$25,601	$50,497	$(24,896)	(49)%
Deferred revenue	$599,635	$515,318	$84,317	16%

The decrease in accounts receivable is primarily due to the timing of billings, partially offset by increases from acquisitions. We continue to experience the historical trend of seeing seasonal decreases in our accounts receivable balances in the second and third quarters, as we typically have the most subscription renewals in our first and fourth fiscal quarters. The change in accrued compensation is primarily due to the 2012 bonus payout made in early 2013. The increase in deferred revenue is a reflection of acquisitions and organic revenue growth.

Liquidity and Capital Resources

As of May 31, 2013, we had cash and cash equivalents of $267 million, of which approximately $240 million is currently held by our foreign subsidiaries. The cash held by our foreign subsidiaries is not available to fund domestic operations, as we have deemed the earnings of those subsidiaries to be indefinitely reinvested. We also had $1 billion of debt as of May 31, 2013, which has contributed to an increase in interest expense in 2013, and which will continue to result in increased interest expense for the near future. On a trailing twelve-month basis, the ratio of free cash flow to Adjusted EBITDA was 63 percent. Because of our cash, debt, and cash flow positions, we believe we will have sufficient cash to meet our working capital and capital expenditure needs.

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

On June 9, 2013, we announced our intent to purchase R.L. Polk for $1.4 billion, payable in cash and stock. The transaction will be funded with 10 percent equity and the remainder with cash on hand, cash from our existing revolver, and a new bank term loan. Simultaneous with entering into the purchase agreement, we obtained an executed financing commitment for a term loan in the principal amount of $680 million.

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

Cash Flows

	Six months ended May 31,
(In thousands, except percentages)	2013	2012	Dollar change	Percent change
Net cash provided by operating activities	$261,166	$178,174	$82,992	47%
Net cash used in investing activities	$(200,130)	$(158,142)	$(41,988)	27%
Net cash provided by (used in) financing activities	$(123,279)	$20,994	$(144,273)	*
*Not meaningful.

The increase in net cash provided by operating activities was principally due to a significantly lower pension funding contribution in 2013. Our subscription-based business model continues to be a cash-flow generator that is aided by positive working capital characteristics that do not generally require substantial working capital increases to support our growth.

The increase in net cash used in investing activities was principally due to the higher cost of acquisitions we made in the first six months of 2013, as compared to the cost of acquisitions we made in the first six months of 2012. We also invested more in capital expenditures during the first six months of 2013.

The change from financing activities being a source of cash in the first six months of 2012 to becoming a use of cash in the first six months of 2013 was principally due to borrowings on the credit line in 2012 that we used to fund the pension contribution in December 2011, as well as the share repurchase program we continued in the first quarter of 2013.

Free Cash Flow (non-GAAP measure)

The following table reconciles our non-GAAP free cash flow measure to net cash provided by operating activities.

	Six months ended May 31,
(In thousands, except percentages)	2013	2012	Dollar change	Percent change
Net cash provided by operating activities	$261,166	$178,174
Capital expenditures on property and equipment	(42,436)	(31,674)
Free cash flow	$218,730	$146,500	$72,230	49%

The change was principally due to the pension funding contribution in 2012, which was significantly higher than the contribution in 2013. Our free cash flow has historically been very healthy, and we expect that it will continue to be a significant source of funding for our business strategy of growth through organic and acquisitive means.

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

Our credit facility is subject to variable interest rates. We have four-year interest rate derivative contracts that swap variable interest rates for fixed interest rates on $100 million of our credit facility. A hypothetical 10% adverse movement in interest rates related to the term loan, credit facility borrowings, or derivative contracts would have resulted in an increase of approximately $1.8 million in interest expense.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are effective at a reasonable assurance level to ensure that information required to be disclosed in the reports required to be filed or submitted under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

We are in the process of converting to a new enterprise resource planning (ERP) system, which we are performing through a phased implementation approach. During the fiscal quarter ended February 28, 2013 and early in the second fiscal quarter of 2013, we went live on two more phases of the implementation. Each phase includes aspects of financial reporting and shared service center functions and processes, and we are now completing the final implementations of this program. We believe that the new ERP system and related changes to processes and internal controls will enhance our internal control over financial reporting while providing us with the ability to scale our business. We have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during 2013 and will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors associated with the business previously disclosed in Part I, Item 1A of our 2012 annual report on Form 10-K and in Part II, Item 1A of our quarterly report on Form 10-Q for the period ended February 28, 2013.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides detail about our share repurchases during the three months ended May 31, 2013.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands) (3)
March 1, 2013 to March 31, 2013
Share repurchase programs (1)	—	$—	—	$4,021
Employee transactions (2)	2,005	$110.02	N/A	N/A
April 1, 2013 to April 30, 2013:
Share repurchase programs (1)	—	$—	—	$4,021
Employee transactions (2)	6,257	$102.29	N/A	N/A
May 1, 2013 to May 31, 2013:
Share repurchase programs (1)	—	$—	—	$4,021
Employee transactions (2)	5,861	$103.02	N/A	N/A
Total share repurchases	14,123	$103.69	—

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 24, 2013.

IHS INC.

By:	/s/ Heather Matzke-Hamlin
	Name:	Heather Matzke-Hamlin
	Title:	Senior Vice President and Chief Accounting Officer