Form 10-Q
period 2013-08-31
IHS Inc.
filed 2013-09-24
CIK 1316360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________
FORM 10-Q
  ___________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of August 31, 2013, there were 67,187,567 shares of our Class A Common Stock outstanding.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “predict,” “estimate,” “expect,” “continue,” “strategy,” “future,” “likely,” “may,” “might,” “should,” “will,” the negative of these terms, and similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding: guidance and predictions relating to expected operating results, such as revenue growth and earnings; strategic actions, including acquisitions and dispositions, anticipated benefits from strategic actions, and our success in integrating acquired businesses; anticipated levels of capital expenditures in future periods; our belief that we have sufficient liquidity to fund our ongoing business operations; expectations of the effect on our financial condition of claims, litigation, environmental costs, contingent liabilities and governmental and regulatory investigations and proceedings; and our strategy for customer retention, growth, product development, market position, financial results, and reserves.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: economic and financial conditions, including volatility in interest and exchange rates; our ability to successfully manage risks associated with changes in demand for our products and services as well as changes in our targeted industries; our ability to develop new products and services, pricing, and other competitive pressures, and changes in laws and regulations governing our business; the extent to which we are successful in gaining new long-term relationships with customers or retaining existing ones and the level of service failures that could lead customers to use competitors' services; our ability to successfully integrate acquisitions into our existing businesses and manage risks associated therewith; and the other factors described under the caption “Risk Factors” in our annual report on Form 10-K for the fiscal year ended November 30, 2012 and quarterly report on Form 10-Q for the quarter ended February 28, 2013, along with our other filings with the U.S. Securities and Exchange Commission (SEC).

Any forward-looking statement made by us in this quarterly report on Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

PART I.   FINANCIAL INFORMATION

Item 1.	Financial Statements
IHS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per-share amounts)

	As of	As of
	August 31, 2013	November 30, 2012
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$270,995	$345,008
Accounts receivable, net	395,584	372,117
Income tax receivable	14,667	20,464
Deferred subscription costs	43,236	47,065
Deferred income taxes	61,308	55,084
Other	42,424	24,145
Total current assets	828,214	863,883
Non-current assets:
Property and equipment, net	233,294	163,013
Intangible assets, net	1,188,415	554,552
Goodwill	3,047,303	1,959,223
Other	25,142	8,540
Total non-current assets	4,494,154	2,685,328
Total assets	$5,322,368	$3,549,211
Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$394,248	$170,102
Accounts payable	56,194	52,079
Accrued compensation	56,513	50,497
Accrued royalties	23,261	33,637
Other accrued expenses	86,856	55,304
Deferred revenue	561,137	515,318
Total current liabilities	1,178,209	876,937
Long-term debt	1,913,124	890,922
Accrued pension and postretirement liability	24,149	30,027
Deferred income taxes	362,634	139,235
Other liabilities	41,879	27,732
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.01 par value per share, 160,000,000 shares authorized, 67,621,367 shares issued, and 67,187,567 and 65,577,530 shares outstanding at August 31, 2013 and November 30, 2012, respectively	676	676
Additional paid-in capital	736,890	681,409
Treasury stock, at cost: 433,800 and 2,043,837 shares at August 31, 2013 and November 30, 2012, respectively	(36,293)	(139,821)
Retained earnings	1,179,710	1,088,787
Accumulated other comprehensive loss	(78,610)	(46,693)
Total stockholders’ equity	1,802,373	1,584,358
Total liabilities and stockholders’ equity	$5,322,368	$3,549,211
See accompanying notes.

IHS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except for per-share amounts)

	Three months ended August 31,		Nine months ended August 31,
	2013	2012	2013	2012
Revenue:
Products	$423,482	$339,946	$1,120,887	964,444
Services	56,806	45,663	160,069	151,067
Total revenue	480,288	385,609	1,280,956	1,115,511
Operating expenses:
Cost of revenue:
Products	172,853	132,577	456,770	392,931
Services	25,426	21,169	74,008	72,676
Total cost of revenue	198,279	153,746	530,778	465,607
Selling, general and administrative	179,344	138,519	465,182	390,540
Depreciation and amortization	42,431	31,390	107,787	86,683
Restructuring charges	3,264	967	11,283	12,080
Acquisition-related costs	14,499	2,104	18,059	3,472
Net periodic pension and postretirement expense	2,242	2,001	6,724	5,998
Other expense (income), net	803	622	3,733	(680)
Total operating expenses	440,862	329,349	1,143,546	963,700
Operating income	39,426	56,260	137,410	151,811
Interest income	232	255	879	674
Interest expense	(16,072)	(5,057)	(28,356)	(14,837)
Non-operating expense, net	(15,840)	(4,802)	(27,477)	(14,163)
Income from continuing operations before income taxes	23,586	51,458	109,933	137,648
Provision for income taxes	(116)	(7,384)	(18,909)	(25,908)
Income from continuing operations	23,470	44,074	91,024	111,740
Income (loss) from discontinued operations, net	(108)	8	(101)	8
Net income	$23,362	$44,082	$90,923	111,748

Basic earnings per share
Income from continuing operations	$0.35	$0.67	$1.38	$1.70
Income (loss) from discontinued operations, net	$—	$—	$—	$—
Net income	$0.35	$0.67	$1.38	$1.70
Weighted average shares used in computing basic earnings per share	66,650	65,992	66,112	65,795

Diluted earnings per share
Income from continuing operations	$0.35	$0.66	$1.36	$1.68
Income (loss) from discontinued operations, net	$—	$—	$—	$—
Net income	$0.35	$0.66	$1.36	$1.68
Weighted average shares used in computing diluted earnings per share	67,326	66,808	66,843	66,602

See accompanying notes.

IHS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three months ended August 31,		Nine months ended August 31,
	2013	2012	2013	2012
Net income	$23,362	$44,082	$90,923	$111,748
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on hedging activities	314	(292)	875	(457)
Foreign currency translation adjustment	296	15,458	(32,792)	5,588
Total other comprehensive income (loss)	610	15,166	(31,917)	5,131
Comprehensive income	$23,972	$59,248	$59,006	$116,879

See accompanying notes.

IHS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine months ended August 31,
	2013	2012
Operating activities:
Net income	$90,923	$111,748
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	107,787	86,683
Stock-based compensation expense	114,794	90,932
Impairment of assets	1,629	—
Excess tax benefit from stock-based compensation	(12,405)	(13,181)
Net periodic pension and postretirement expense	6,724	5,998
Pension and postretirement contributions	(12,601)	(67,023)
Deferred income taxes	(37,756)	(7,082)
Change in assets and liabilities:
Accounts receivable, net	43,662	46,177
Other current assets	3,319	(4,435)
Accounts payable	(14,442)	7,806
Accrued expenses	(371)	(30,678)
Income tax payable	32,700	16,742
Deferred revenue	21,567	2,505
Other liabilities	(1,161)	64
Net cash provided by operating activities	344,369	246,256
Investing activities:
Capital expenditures on property and equipment	(65,411)	(49,699)
Acquisitions of businesses, net of cash acquired	(1,481,288)	(306,268)
Intangible assets acquired	—	(3,700)
Change in other assets	(5,590)	1,658
Settlements of forward contracts	2,853	(3,058)
Net cash used in investing activities	(1,549,436)	(361,067)
Financing activities:
Proceeds from borrowings	1,375,000	680,001
Repayment of borrowings	(128,648)	(476,399)
Payment of debt issuance costs	(17,360)	(740)
Excess tax benefit from stock-based compensation	12,405	13,181
Proceeds from the exercise of employee stock options	549	2,938
Repurchases of common stock	(87,512)	(35,358)
Net cash provided by financing activities	1,154,434	183,623
Foreign exchange impact on cash balance	(23,380)	(5,064)
Net increase (decrease) in cash and cash equivalents	(74,013)	63,748
Cash and cash equivalents at the beginning of the period	345,008	234,685
Cash and cash equivalents at the end of the period	$270,995	$298,433

See accompanying notes.

IHS INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Shares of Class A Common Stock	Class A Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at November 30, 2012 (Audited)	65,578	$676	$681,409	$(139,821)	$1,088,787	$(46,693)	$1,584,358
Stock-based award activity	744	—	14,532	46,775	—	—	61,307
Excess tax benefit on vested shares	—	—	12,405	—	—	—	12,405
Repurchases of common stock	(468)	—	—	(46,189)	—	—	(46,189)
Shares issued for acquisition	1,334	—	28,544	102,942	—	—	131,486
Net income	—	—	—	—	90,923	—	90,923
Other comprehensive loss	—	—	—	—	—	(31,917)	(31,917)
Balance at August 31, 2013	67,188	$676	$736,890	$(36,293)	$1,179,710	$(78,610)	$1,802,373
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

Our business has seasonal aspects. Our fourth quarter typically generates our highest quarterly levels of revenue and profit. Conversely, our first quarter generally has our lowest levels of revenue and profit. We also experience event-driven seasonality in our business; for instance, IHS CERAWeek, an annual energy executive gathering, is held during our second quarter. Another example is the triennial release of the Boiler Pressure Vessel Code (BPVC) engineering standard, which generates revenue for us predominantly in the third quarter of every third year. The BPVC benefit most recently occurred in the third quarter of 2013.
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

In February 2013, the FASB issued guidance on the reporting of reclassifications out of accumulated other comprehensive income (AOCI) that will become effective for us in the first quarter of 2014. Under the new guidance, an entity is required to report the effect of significant reclassifications out of AOCI on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For amounts not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other GAAP disclosures that provide additional detail about those amounts. We do not expect these changes to impact our consolidated financial statements other than the change in disclosures.

2.	Business Combinations

During the nine months ended August 31, 2013, we completed the following acquisitions:

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

Fekete Associates. On April 5, 2013, we acquired Fekete Associates, a leading provider of integrated reservoir management software and services to the oil and gas industry. We expect that the combination of Fekete's workflow tools with our existing energy information products will create efficiencies for customers by helping them make faster exploration and production decisions.

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

PFC Energy. On June 19, 2013, we acquired PFC Energy, a provider of upstream and downstream energy information, research, and analysis. PFC Energy's product offering set, geographical footprint, and customer relationships are complementary to IHS, and we expect the transaction will bring greater depth and breadth in key areas of the IHS energy solution set. The purchase price allocation for this acquisition is preliminary and may change upon completion of the determination of fair value.

R. L. Polk & Co. (Polk). On July 15, 2013, we acquired Polk, a recognized leader in providing automotive information and analytics solutions, for approximately $1.4 billion, consisting of approximately $1.24 billion in cash, net of cash acquired, and 1,334,477 shares of common stock of IHS, which we issued from our treasury stock. The cash portion of the transaction was funded with cash on hand, cash from our amended existing revolver, and a new bank term loan. We anticipate that the combination of our existing automotive products and the Polk suite of products and services will allow us to further establish our automotive business as a strategic partner for the automotive industry worldwide. The purchase price allocation for this acquisition is preliminary and may change upon completion of the determination of fair value.

We have included revenue and expenses attributable to Polk in the appropriate geographic segment from the date of acquisition. The Polk acquisition contributed $54.8 million of revenue and $4.7 million of income from continuing operations for the post-acquisition period ended August 31, 2013.

The following unaudited pro forma information has been prepared as if the Polk acquisition had been consummated at December 1, 2011. This information is presented for informational purposes only, and is not necessarily indicative of the operating results that would have occurred if the acquisition had been consummated as of that date. This information should not be used as a predictive measure of our future financial position, results of operations, or liquidity.

	Three months ended August 31,		Nine months ended August 31,
Supplemental pro forma financial information (Unaudited)	2013	2012	2013	2012
	(In thousands, except per share data)
Total revenue	$533,743	$484,726	$1,545,639	$1,410,364
Net income	$8,134	$44,697	$61,297	$112,513
Diluted earnings per share	$0.12	$0.66	$0.90	$1.66

The following table summarizes the initial purchase price allocation, net of acquired cash, for all acquisitions completed in the first nine months of 2013 (in thousands):

	Polk	All others	Total
Assets:
Current assets	$79,581	$17,059	$96,640
Property and equipment	32,311	5,498	37,809
Intangible assets	632,100	84,246	716,346
Goodwill	929,981	169,865	1,099,846
Other long-term assets	11,032	210	11,242
Total assets	1,685,005	276,878	1,961,883
Liabilities:
Current liabilities	51,785	24,373	76,158
Deferred taxes	250,024	11,438	261,462
Other long-term liabilities	8,926	2,563	11,489
Total liabilities	310,735	38,374	349,109
Purchase price	$1,374,270	$238,504	$1,612,774

3.	Commitments and Contingencies

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

During the first nine months of 2013, we eliminated 217 positions and incurred additional direct and incremental costs related to identified operational efficiencies, continued consolidation of positions to our accounting and customer care Centers of Excellence (COE) locations, and further consolidation of our legacy data centers. We expect to continue to incur costs related to these and other similar activities in future periods, resulting in additional restructuring charges.

During the first nine months of 2013, we recorded approximately $11.3 million of restructuring charges for these activities. Of these charges, approximately $8.3 million was recorded in the Americas segment, $2.5 million was recorded in the EMEA segment, and $0.4 million was recorded in the APAC segment.

The following table provides a reconciliation of the restructuring liability as of August 31, 2013 (in thousands):

	Employee Severance and Other Termination Benefits	Contract Termination Costs	Other	Total
Balance at November 30, 2012	$3,163	$1,503	$59	$4,725
Add: Restructuring costs incurred	11,672	217	238	12,127
Revision to prior estimates	(919)	75	—	(844)
Less: Amount paid	(9,360)	(1,592)	(297)	(11,249)
Balance at August 31, 2013	$4,556	$203	$—	$4,759

As of August 31, 2013, approximately $3.1 million of the remaining restructuring liability was in the Americas segment, $1.5 million was in the EMEA segment, and $0.2 million was in the APAC segment. The entire $4.8 million restructuring liability is expected to be paid within the next twelve months.

5.	Acquisition-related Costs

During the nine months ended August 31, 2013, we recorded approximately $18.1 million of direct and incremental costs associated with acquisition-related activities, including severance, a lease abandonment, and legal and professional fees, such as investment adviser fees associated with the Polk acquisition. Certain of these costs were incurred for a transaction that we chose not to consummate. Substantially all of the costs were incurred within the Americas segment.

The following table provides a reconciliation of the acquisition-related costs accrued liability as of August 31, 2013 (in thousands):

	Employee Severance and Other Termination Benefits	Contract Termination Costs	Other	Total
Balance at November 30, 2012	$584	$84	$—	$668
Add: Costs incurred	2,640	1,291	14,338	18,269
Revision to prior estimates	(146)	(44)	(20)	(210)
Less: Amount paid	(1,093)	(1,085)	(14,270)	(16,448)
Balance at August 31, 2013	$1,985	$246	$48	$2,279

As of August 31, 2013, the entire remaining $2.3 million acquisition-related costs accrued liability was in the Americas segment. We expect the majority of this liability to be paid within the next two years.

6.	Stock-based Compensation

Stock-based compensation expense for the three and nine months ended August 31, 2013 and 2012 was as follows (in thousands):

	Three months ended August 31,		Nine months ended August 31,
	2013	2012	2013	2012
Cost of revenue	$2,649	$1,488	$5,625	$4,467
Selling, general and administrative	41,584	29,050	109,169	86,465
Total stock-based compensation expense	$44,233	$30,538	$114,794	$90,932
Total income tax benefits recognized for stock-based compensation arrangements were as follows (in thousands):

	Three months ended August 31,		Nine months ended August 31,
	2013	2012	2013	2012
Income tax benefits	$14,597	$10,797	$36,523	$32,151
No stock-based compensation cost was capitalized during the three and nine months ended August 31, 2013 and 2012.
As of August 31, 2013, there was $128.2 million of unrecognized stock-based compensation cost, adjusted for estimated forfeitures, related to unvested stock-based awards that will be recognized over a weighted-average period of approximately 1.5 years. Total unrecognized stock-based compensation cost will be adjusted for future changes in estimated forfeitures and changes in estimated achievement of performance goals.
Restricted Stock Units (RSUs). The following table summarizes RSU activity during the nine months ended August 31, 2013:

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands)
Balance at November 30, 2012	2,987	$78.75
Granted	1,091	$102.84
Vested	(1,138)	$71.16
Forfeited	(173)	$90.05
Balance at August 31, 2013	2,767	$90.66
The total fair value of RSUs that vested during the nine months ended August 31, 2013 was $116.4 million based on the weighted-average fair value on the vesting date.

7.	Income Taxes

Our effective tax rate is estimated based upon the effective tax rate expected to be applicable for the full fiscal year.
Our effective tax rate for the three and nine months ended August 31, 2013 was 0.5 percent and 17.2 percent, respectively, compared to 14.3 percent and 18.8 percent for the same periods of 2012. The decrease in the 2013 tax rate reflects the impact of discrete period items, including certain one-time expenses related to the Polk acquisition and a reduction in the statutory tax rate in the United Kingdom.

8.	Debt

Our syndicated bank credit agreement (the Credit Facility) consists of term loans and a $1.0 billion revolver. All borrowings under the Credit Facility are unsecured. The term loans and revolver included in the Credit Facility have a five-year tenor ending in January 2016. Certain terms of our Credit Facility were amended during the third quarter of 2013 as a result of the increased leverage associated with borrowings made to fund the Polk acquisition, including the interest rate, commitment fee, and Leverage Ratio, which is defined as the ratio of Consolidated Funded Indebtedness to rolling four-quarter Consolidated Earnings Before Interest Expense, Taxes, Depreciation and Amortization (EBITDA), as such terms are defined in the Credit Facility. The interest rates for borrowings under the Credit Facility are now the applicable LIBOR plus a spread of 1.00% to 2.25%, depending upon our Leverage Ratio. A commitment fee on any unused balance is payable periodically and ranges from 0.15% to 0.40% based upon our Leverage Ratio. The Credit Facility contains certain financial and other covenants, including a maximum Leverage Ratio and a maximum Interest Coverage Ratio, as such terms are defined in the Credit Facility.

We also have a $250 million interest-only term loan agreement. This term loan has a two-and-a-half year tenor ending in March 2015, and borrowings under the loan are unsecured. The interest for borrowing under this term loan, as well as certain financial and other covenants, including a maximum Leverage Ratio and a maximum Interest Coverage ratio, are consistent with the amendment to the existing Credit Facility term loans described above.

During the third quarter of 2013, we entered into a new $700 million term loan agreement to facilitate a portion of the funding for the Polk acquisition. This term loan has a five year tenor ending in July 2018, and borrowings under the loan are unsecured. The interest for borrowing under this term loan, as well as certain financial and other covenants, including a maximum Leverage Ratio and a maximum Interest Coverage ratio, are consistent with the existing credit facilities described above.

As a result of the new and amended credit agreements, we capitalized approximately $13.1 million of debt issuance costs during the third quarter of 2013.

As of August 31, 2013, we were in compliance with all of the covenants in the Credit Facility and had approximately $892 million of outstanding borrowings under the revolver at a current annual interest rate of 2.44% and approximately $1.4 billion of aggregate outstanding borrowings under the term loans at a current weighted average annual interest rate of 2.45%. We have classified $615 million of the revolver borrowings as long-term and $277 million as short-term based upon our current estimate of expected repayments for the next twelve months. Short-term debt also includes $117 million of scheduled term loan principal repayments over the next twelve months. Our credit agreements require a systematic reduction in our leverage ratio each quarter for the first year.

We also had approximately $1.7 million of outstanding letters of credit under the Credit Facility as of August 31, 2013, which reduces the available borrowing under the Credit Facility by an equivalent amount.

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

Our net periodic pension expense (income) for the three and nine months ended August 31, 2013 and 2012 was comprised of the following (in thousands):

	Three months ended August 31, 2013				Three months ended August 31, 2012
	U.S. RIP	U.K. RIP	SIP	Total	U.S. RIP	U.K. RIP	SIP	Total
Service costs incurred	$2,524	$57	$25	$2,606	$2,544	$33	$47	2,624
Interest costs on projected benefit obligation	1,240	444	82	1,766	1,736	422	97	2,255
Expected return on plan assets	(1,413)	(487)	—	(1,900)	(2,122)	(551)	—	(2,673)
Amortization of prior service benefit	(336)	—	—	(336)	(336)	—	(2)	(338)
Amortization of transitional obligation	—	—	—	—	—	—	11	11
Net periodic pension expense (income)	$2,015	$14	$107	$2,136	$1,822	$(96)	$153	$1,879

	Nine months ended August 31, 2013				Nine months ended August 31, 2012
	U.S. RIP	U.K. RIP	SIP	Total	U.S. RIP	U.K. RIP	SIP	Total
Service costs incurred	7,575	$162	$75	$7,812	$7,632	$99	$141	7,872
Interest costs on projected benefit obligation	3,720	1,261	246	5,227	5,208	1,277	291	6,776
Expected return on plan assets	(4,239)	(1,385)	—	(5,624)	(6,366)	(1,666)	—	(8,032)
Amortization of prior service benefit	(1,008)	—	—	(1,008)	(1,008)	—	(6)	(1,014)
Amortization of transitional obligation	—	—	—	—	—	—	31	31
Net periodic pension expense (income)	$6,048	$38	$321	$6,407	$5,466	$(290)	$457	$5,633
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
Our net periodic postretirement expense was comprised of the following for the three and nine months ended August 31, 2013 and 2012 (in thousands):

	Three months ended August 31,		Nine months ended August 31,
	2013	2012	2013	2012
Service costs incurred	$6	$4	$17	$13
Interest costs	100	118	300	352
Net periodic postretirement expense	$106	$122	$317	$365

10.	Earnings per Share

Basic earnings per share (EPS) is computed on the basis of the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common shares.

Weighted-average common shares outstanding for the three and nine months ended August 31, 2013 and 2012 were calculated as follows (in thousands):

	Three months ended August 31,		Nine months ended August 31,
	2013	2012	2013	2012
Weighted-average common shares outstanding:
Shares used in basic EPS calculation	66,650	65,992	66,112	65,795
Effect of dilutive securities:
Restricted stock units	676	790	729	770
Stock options and other stock-based awards	—	26	2	37
Shares used in diluted EPS calculation	67,326	66,808	66,843	66,602

11.	Derivatives

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

Since our swaps are not listed on an exchange, we have evaluated fair value by reference to similar transactions in active markets; consequently, we have classified the swaps within Level 2 of the fair value measurement hierarchy. As of August 31, 2013, the fair market value of our swaps was a loss of $2.4 million, and the current mark-to-market loss position is recorded in other liabilities in the consolidated balance sheets.

In the first nine months of 2013, to mitigate foreign currency exposure on Euro-denominated receipts in U.S. Dollar functional entities, we entered into forward contracts that hedge that exposure in the United States and Europe. The total notional value of contracts entered into during the first nine months of 2013 was €20 million, with monthly maturities through the third quarter of 2014. We intend to keep a rolling 12-month hedging program in place to mitigate the foreign currency exposure. Because the critical terms of the forward contracts and the forecasted cash flows coincide, we do not expect any ineffectiveness associated with these contracts. We have designated and accounted for these instruments as cash flow hedges, with changes in fair value being deferred in accumulated other comprehensive loss in the consolidated balance sheets.

Since these forward contracts are not listed on an exchange, we have evaluated fair value by reference to similar transactions in active markets; consequently, we have classified the instruments within Level 2 of the fair value measurement hierarchy. As of August 31, 2013, the fair market value of the hedges was a loss of $0.1 million, and the current mark-to-market gain position is recorded in other assets in the consolidated balance sheets.

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

12.	Goodwill and Intangible Assets

The following table presents details of our intangible assets, other than goodwill, as of August 31, 2013 and November 30, 2012 (in thousands):

	As of August 31, 2013			As of November 30, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Information databases	$632,401	$(172,899)	$459,502	$291,265	$(141,072)	$150,193
Customer relationships	471,828	(81,162)	390,666	266,168	(63,105)	203,063
Non-compete agreements	3,197	(1,942)	1,255	4,372	(2,615)	1,757
Developed computer software	159,533	(59,703)	99,830	141,570	(46,898)	94,672
Other	191,013	(17,077)	173,936	51,214	(12,163)	39,051
Total	$1,457,972	$(332,783)	$1,125,189	$754,589	$(265,853)	$488,736
Intangible assets not subject to amortization:
Trademarks	62,042	—	62,042	64,618	—	64,618
Perpetual licenses	1,184	—	1,184	1,198	—	1,198
Total intangible assets	$1,521,198	$(332,783)	$1,188,415	$820,405	$(265,853)	$554,552

Intangible assets amortization expense was $29.5 million and $74.1 million for the three and nine months ended August 31, 2013, respectively, as compared to $21.7 million and $60.8 million for the same respective periods of 2012. The following table presents the estimated future amortization expense related to intangible assets held as of August 31, 2013 (in thousands):

Year	Amount
Remainder of 2013	$34,250
2014	$129,407
2015	$123,153
2016	$113,886
2017	$100,292
Thereafter	$624,201
Changes in our goodwill and gross intangible assets from November 30, 2012 to August 31, 2013 were primarily the result of our recent acquisition activities. Goodwill associated with the Polk acquisition was primarily recognized in the Americas segment, and none of the goodwill associated with the transaction is expected to be deductible for tax purposes. The change in net intangible assets was primarily due to the addition of intangible assets associated with the acquisitions described in Note 2, Business Combinations, partially offset by current year amortization. Goodwill, gross intangible assets, and net intangible assets were all subject to foreign currency translation effects.

13.	Segment Information

We prepare our financial reports and analyze our business results within our three reportable geographic segments: Americas, EMEA, and APAC. We evaluate segment performance primarily at the revenue and operating profit level for each of these three segments. We also evaluate revenues by transaction type.
Information about the operations of our three segments is set forth below. No single customer accounted for 10% or more of our total revenue for the three and nine months ended August 31, 2013 and 2012. There are no material inter-segment revenues for any period presented. Certain corporate transactions are not allocated to the reportable segments, including such items as stock-based compensation expense, net periodic pension and postretirement expense, corporate-level impairments, and gain (loss) on sale of corporate assets.

	Americas	EMEA	APAC	Shared Services	Consolidated Total
	(In thousands)
Three months ended August 31, 2013
Revenue	$307,281	$122,247	$50,760	$—	$480,288
Operating income	$71,366	$19,788	$8,967	$(60,695)	$39,426
Depreciation and amortization	$34,368	$5,666	$558	$1,839	$42,431
Three months ended August 31, 2012
Revenue	$232,369	$108,505	$44,735	$—	$385,609
Operating income	$70,086	$24,590	$10,001	$(48,417)	$56,260
Depreciation and amortization	$23,281	$5,988	$390	$1,731	$31,390

	Americas	EMEA	APAC	Shared Services	Consolidated Total
	(In thousands)
Nine months ended August 31, 2013
Revenue	$794,072	$344,662	$142,222	$—	$1,280,956
Operating income	$213,014	$56,259	$28,964	$(160,827)	$137,410
Depreciation and amortization	$83,833	$17,057	$1,495	$5,402	$107,787
Nine months ended August 31, 2012
Revenue	$669,757	$321,438	$124,316	$—	$1,115,511
Operating income	$190,071	$69,553	$29,489	$(137,302)	$151,811
Depreciation and amortization	$65,039	$16,169	$711	$4,764	$86,683
Revenue by transaction type was as follows (in thousands):

	Three months ended August 31,		Nine months ended August 31,
	2013	2012	2013	2012
Subscription revenue	$365,025	$294,516	$986,675	$855,160
Non-subscription revenue	115,263	91,093	294,281	260,351
Total revenue	$480,288	$385,609	$1,280,956	$1,115,511

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis is intended to help the reader understand the financial condition and results of operations of IHS Inc. The following discussion should be read in conjunction with our annual report on Form 10-K for the year ended November 30, 2012, the Condensed Consolidated Financial Statements and accompanying notes included in this quarterly report on Form 10-Q, and important information and disclosure that we routinely post to our website (www.ihs.com). However, none of the information provided on our website is incorporated into this quarterly report on Form 10-Q.

Executive Summary

Business Overview

We are a leading source of information, insight and analytics in critical areas that shape today's business landscape. Businesses and governments around the globe rely on our comprehensive content, expert independent analysis and flexible delivery methods to make high-impact decisions and develop strategies with speed and confidence. We have been in business since 1959 and became a publicly traded company on the New York Stock Exchange in 2005. Headquartered in Englewood, Colorado, USA, we are committed to sustainable, profitable growth and employ more than 8,000 people in more than 30 countries around the world.

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

We generate approximately 75% of our total revenue from sales of our offerings on a subscription basis. Subscription sales tend to generate recurring revenue and cash flow. Our subscriptions are usually for one-year periods and we have historically seen high renewal rates. Subscriptions are generally paid in full within one or two months after the subscription period commences; as a result, the timing of our cash flows generally precedes the recognition of revenue and income.

Our business has seasonal aspects. Our fourth quarter typically generates our highest quarterly levels of revenue and profit. Conversely, our first quarter generally has our lowest levels of revenue and profit. We also experience event-driven seasonality in our business; for instance, IHS CERAWeek, an annual energy executive gathering, is held during our second quarter. Another example is the triennial release of the Boiler Pressure Vessel Code (BPVC) engineering standard, which generates revenue for us predominantly in the third quarter of every third year. The BPVC benefit most recently occurred in the third quarter of 2013.

During the third quarter of 2013, we completed the acquisition of R. L. Polk & Co., a recognized leader in providing automotive information and analytics solutions, for approximately $1.4 billion. This transaction is the largest acquisition we have ever completed, and we anticipate that the combination of our existing automotive products and the Polk suite of products and services will allow us to further establish our automotive business as a strategic partner for the automotive industry worldwide.

We are investing in our people, platforms, processes, and products at a significant rate through a series of initiatives designed to boost colleague productivity, increase efficiencies, develop new and enhanced products, and create scalable platforms designed to accommodate future revenue growth without incurring proportional increases in costs to support that growth.  These initiatives include, but are not limited to:

•
Product development – We continue to focus on product development and recently completed significant product releases for our common workflow platforms. We expect to continue to have a significant number of new product releases in 2013-2015. We are making consistent progress in developing and rolling out common commercial platforms to deliver our products, and we believe these common platforms will help us increase our organic revenue growth rates in the future.

•
Data center consolidation and IT security – Due to the widespread escalation in the volume and sophistication of cyber security threats, we are accelerating our data center consolidation program and the upgrade of our information technology (IT) security at all levels of our company, which we believe is a prudent investment in our future and in our customers.

•
Vanguard – Vanguard is our plan for consolidating and standardizing billing systems, general ledgers, sales-force automation capabilities, and all supporting business processes.  We have been implementing Vanguard through a series of releases, and we are now completing the final implementations of this program.

Global Operations

A little more than 50 percent of our revenue is transacted outside of the United States; however, just under 30 percent of our revenue is transacted in currencies other than the U.S. dollar. As a result, a strengthening U.S. dollar relative to certain currencies has historically resulted in a negative impact to revenue; conversely, a weakening U.S. dollar has historically resulted in a positive impact to revenue. However, the impact on operating income is diminished due to certain operating expenses denominated in currencies other than the U.S. dollar. Our largest foreign currency exposures, in order of magnitude, are the British Pound, the Euro, and the Canadian Dollar.

Key Performance Indicators

We believe that revenue growth, Adjusted EBITDA (both in dollars and margin), and free cash flow are the key financial measures of our success. Adjusted EBITDA and free cash flow are non-GAAP financial measures (as defined by the rules of the SEC) that are further discussed in the following paragraphs.

Revenue growth. We review year-over-year revenue growth in our segments as a key measure of our success in addressing customer needs in each region of the world in which we operate. We measure revenue growth in terms of organic, acquisitive, and foreign currency impacts. We define these components as follows:

•
Organic – We define organic revenue growth as total revenue growth from continuing operations for all factors other than acquisitions and foreign currency movements. We drive this type of revenue growth through value realization (pricing), expanding wallet share of existing customers through up-selling and cross-selling efforts, securing new customer business, and through the sale of new or enhanced product offerings.

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

We also measure and report revenue by transaction type. Understanding revenue by transaction type helps us identify broad changes in product mix. We summarize our transaction type revenue into the following two categories:

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

EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA are used by many of our investors, research analysts, investment bankers, and lenders to assess our operating performance. For example, a measure similar to Adjusted EBITDA is required by the lenders under our term loans and revolving credit agreement. We define EBITDA as net income plus or minus net interest, plus provision for income taxes, depreciation, and amortization. Our definition of Adjusted EBITDA further excludes primarily non-cash items and other items that management does not consider to be useful in assessing our operating performance (e.g., stock-based compensation, restructuring charges, acquisition-related costs, impairment of assets, gain or loss on sale of assets, income or loss from discontinued operations, and pension settlement and mark-to-market adjustments).

Free Cash Flow. We define free cash flow as net cash provided by operating activities less capital expenditures.

Because not all companies use identical calculations, our presentation of non-GAAP financial measures may not be comparable to other similarly titled measures of other companies. However, we believe that these measures can still be useful in evaluating our performance against our peer companies because they provide users with valuable insight into key components of GAAP financial disclosures. For example, a company with higher GAAP net income may not be as appealing to investors if its net income is more heavily comprised of gains on asset sales. Likewise, excluding the effects of interest income and expense moderates the impact of a company’s capital structure on its performance.

Results of Operations

Total Revenue

Third quarter 2013 revenue increased 25 percent compared to the third quarter of 2012, and our year-to-date 2013 revenue increased 15 percent compared to the same period of 2012. The table below displays the percentage change in revenue due to organic, acquisitive, and foreign currency factors when comparing the three and nine months ended August 31, 2013 to the three and nine months ended August 31, 2012.

	Increase in Total Revenue
(All amounts represent percentage points)	Organic	Acquisitive	Foreign Currency
Third quarter 2013 vs. third quarter 2012	5%	21%	(1)%
Year-to-date 2013 vs. year-to-date 2012	4%	11%	(1)%

Organic growth. Organic growth for the three and nine months ended August 31, 2013, compared to the same periods of 2012, is primarily due to revenue increases in the subscription business, as detailed in the following table:

	Three months ended August 31,		Percent change		Nine months ended August 31,		Percent change
(in thousands, except percentages)	2013	2012	Total	Organic	2013	2012	Total	Organic
Subscription revenue	$365,025	$294,516	24%	5%	$986,675	$855,160	15%	6%
Non-subscription revenue	115,263	91,093	27%	5%	294,281	260,351	13%	(3)%
Total revenue	$480,288	$385,609	25%	5%	$1,280,956	$1,115,511	15%	4%

As a percent of total revenue:
Subscription	76%	76%			77%	77%
Non-subscription	24%	24%			23%	23%

Our subscription business grew at five percent organically during the third quarter of 2013 and at six percent organically during the nine months ended August 31, 2013, compared to the same periods of 2012, and continues to provide a stable revenue stream that generates significant cash flow. The non-subscription portion of our business also increased five percent organically during the three months ended August 31, 2013, compared to the same period of 2012, which reflects increases from certain seasonal releases, including the Boiler Pressure Vessel Code, and better performance from other non-subscription offerings. Our non-subscription business declined three percent during the nine months ended August 31, 2013, compared to the same period of 2012, reflecting a mix of some underperforming non-strategic assets, weakness in customers' discretionary spending globally, and the impact of the U.S. government's sequestration.

Acquisitive growth. The year-over-year acquisitive revenue growth was primarily due to the Polk acquisition in the third quarter of 2013, as well as other acquisitions we have made in the last twelve months, including the following:

•	Exclusive Analysis; the business of Dodson Data Systems; and Energy Publishing in the first quarter of 2013;

•	Fekete Associates and Waterborne Energy in the second quarter of 2013; and

•	PFC Energy in the third quarter of 2013.

Foreign currency impacts. Foreign currency moved adversely during the three and nine months ended August 31, 2013, compared to the same periods of 2012, which resulted in a negative impact to our revenue for those periods. Due to the extent of our global operations, foreign currency movements could continue to have an adverse impact on our results in the future.

Revenue by Segment (geography)

	Three months ended August 31,		Percentage Change	Nine months ended August 31,		Percentage Change
(In thousands, except percentages)	2013	2012		2013	2012
Revenue:
Americas	$307,281	$232,369	32%	$794,072	$669,757	19%
EMEA	122,247	108,505	13%	344,662	321,438	7%
APAC	50,760	44,735	13%	142,222	124,316	14%
Total revenue	$480,288	$385,609	25%	$1,280,956	$1,115,511	15%

As a percent of total revenue:
Americas	64%	60%		62%	60%
EMEA	25%	28%		27%	29%
APAC	11%	12%		11%	11%

The percentage change in each geography segment is due to the factors described in the following table.

	Increase (decrease) in revenue
	Third quarter 2013 vs. third quarter 2012			Year-to-date 2013 vs. year-to-date 2012
(All amounts represent percentage points)	Organic	Acquisitive	Foreign Currency	Organic	Acquisitive	Foreign Currency
Americas	4%	28%	—%	3%	16%	—%
EMEA	6%	8%	(1)%	3%	5%	(1)%
APAC	8%	7%	(2)%	11%	5%	(1)%

For the three and nine months ended August 31, 2013, compared to the same periods of 2012, subscription-based revenue continued to be a positive contributor to organic growth in all three regions. Organic growth for the Americas continued to be driven by subscriptions coming from a variety of markets, including our energy and automotive sectors.

EMEA revenue for the three and nine months ended August 31, 2013, compared to the same periods of 2012, continued to grow organically despite being adversely impacted by the extended timing of certain renewals and new subscription business opportunities. Organic subscription revenue growth for EMEA was four percent for the third quarter of 2013, compared to the same period in the prior year, despite the recessionary environment in EMEA.

APAC revenue results for the three and nine months ended August 31, 2013, compared to the same periods of 2012, were also adversely impacted by the extended timing of certain renewals, as well as foreign currency movements.

Operating Expenses

The following table shows our operating expenses and the associated percentages of revenue.

	Three months ended August 31,		Percentage Change	Nine months ended August 31,		Percentage Change
(In thousands, except percentages)	2013	2012		2013	2012
Operating expenses:
Cost of revenue	$198,279	$153,746	29%	$530,778	$465,607	14%
SG&A expense	$179,344	$138,519	29%	$465,182	$390,540	19%
Depreciation and amortization expense	$42,431	$31,390	35%	$107,787	$86,683	24%

As a percent of revenue:
Cost of revenue	41%	40%		41%	42%
SG&A expense	37%	36%		36%	35%
Depreciation and amortization expense	9%	8%		8%	8%

Supplemental information:
SG&A expense, excluding stock-based compensation	$137,760	$109,469	26%	$356,013	$304,075	17%
As a percent of revenue	29%	28%		28%	27%

Cost of Revenue

For the three and nine months ended August 31, 2013, cost of revenue remained relatively consistent as a percentage of revenue, compared to the same periods in the prior year. We continue to invest in our people, platforms, processes, and products in support of our goals to increase top- and bottom-line growth.

Selling, General and Administrative (SG&A) Expense

We evaluate our SG&A expense after excluding stock-based compensation expense. For the three and nine months ended August 31, 2013, compared to the same periods of 2012, we incurred increased costs in accelerating our data center consolidation project, upgrading our IT security, and investing in new customer workflow platforms and high-growth markets. We anticipate continued increased levels of both SG&A expense and capital expenditures as we continue these efforts through the remainder of 2013.

For the three and nine months ended August 31, 2013, compared to the same periods of 2012, stock-based compensation expense increased as a result of an increase in the number of employees, an increase in our stock price, and the achievement or overachievement of certain company performance metrics. As a percentage of revenue, stock-based compensation was largely unchanged. Please refer to Note 6 to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q for a discussion of stock-based compensation.

Depreciation and Amortization Expense

For the three and nine months ended August 31, 2013, compared to the same periods of 2012, depreciation and amortization expense increased primarily due to the increase in depreciable and amortizable assets from capital expenditures and acquisitions. As a percentage of revenue, depreciation expense was largely unchanged.

Restructuring

Please refer to Note 4 to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q for a discussion of our restructuring activities. During the first nine months of 2013, we incurred approximately $11.3 million of restructuring charges for direct and incremental costs associated with the following items:

•identified operational efficiencies,
•continued consolidation of positions to our Center of Excellence locations, and
•further consolidation of our legacy data centers.

In the first nine months of 2013, we eliminated approximately 217 positions related to these activities. We expect to continue to incur costs related to these and other similar activities in future periods, resulting in additional restructuring charges.

Acquisition-related Costs

Please refer to Note 5 to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q for a discussion of costs associated with our integration and other acquisition-related activities. During the first nine months of 2013, we recorded approximately $18.1 million of direct and incremental costs associated with acquisition-related activities, including severance, a lease abandonment, and legal and professional fees. Certain of these costs were incurred for a transaction that we chose not to consummate. Because acquisitions are a key component of our growth strategy, we expect that we will continue to perform similar activities for future acquisitions.

Pension and Postretirement Expense

For the three and nine months ended August 31, 2013, compared to the same periods of 2012, net periodic pension and postretirement expense was largely unchanged, reflecting the change in pension strategy that we implemented in the first quarter of 2012.

Our pension expense and associated pension liability as calculated under U.S. GAAP requires the use of assumptions about the estimated long-term rate of return on plan assets and the discount rate. Our pension investment strategy is designed to align the majority of our pension assets with the underlying pension liability, which minimizes volatility caused by changes in asset returns and discount rates. Our pension expense estimates are updated for actual experience through the remeasurement process in the fourth quarter, or sooner if earlier remeasurements are required. For the nine months ended August 31, 2013, we used a 4.5 percent expected long-term rate of return on plan assets and a 4.0 percent discount rate for the U.S. RIP; the actual return on plan assets during that period was negative 3.7 percent. We anticipate that the difference between actual return on plan assets and expected return on plan assets will be largely mitigated by the offsetting change in the pension liability resulting from movements in the discount rate.

Operating Income by Segment (geography)

	Three months ended August 31,		Percentage Change	Nine months ended August 31,		Percentage Change
(In thousands, except percentages)	2013	2012		2013	2012
Operating income:
Americas	$71,366	$70,086	2%	$213,014	$190,071	12%
EMEA	19,788	24,590	(20)%	56,259	69,553	(19)%
APAC	8,967	10,001	(10)%	28,964	29,489	(2)%
Shared services	(60,695)	(48,417)		(160,827)	(137,302)
Total operating income	$39,426	$56,260	(30)%	$137,410	$151,811	(9)%

As a percent of segment revenue:
Americas	23%	30%		27%	28%
EMEA	16%	23%		16%	22%
APAC	18%	22%		20%	24%

For the three and nine months ended August 31, 2013, compared to the same periods of 2012, operating income as a percentage of revenue for the Americas segment decreased primarily because of amortization expense associated with intangible assets acquired in the Polk acquisition. For the three and nine months ended August 31, 2013, compared to the same periods of 2012, the EMEA segment operating income as a percentage of revenue decreased primarily because of lower margin product mix in a lower-growth environment, increased selling costs, and adverse foreign currency impacts. For the three and nine months ended August 31, 2013, compared to the same periods of 2012, APAC operating income as a percentage of revenue decreased because of the timing of certain renewals, adverse foreign currency impacts, and our continuing investment in the region's infrastructure to support future growth.

Provision for Income Taxes

Our effective tax rate for the three and nine months ended August 31, 2013 was 0.5 percent and 17.2 percent, respectively, compared to 14.3 percent and 18.8 percent for the same periods of 2012. The decrease in the 2013 tax rate reflects the impact of discrete period items, including certain one-time expenses related to the Polk acquisition and a reduction in the statutory tax rate in the United Kingdom.

EBITDA and Adjusted EBITDA (non-GAAP measures)

	Three months ended August 31,		Percentage Change	Nine months ended August 31,		Percentage Change
(In thousands, except percentages)	2013	2012		2013	2012
Net income	$23,362	$44,082	(47)%	$90,923	$111,748	(19)%
Interest income	(232)	(255)		(879)	(674)
Interest expense	16,072	5,057		28,356	14,837
Provision for income taxes	116	7,384		18,909	25,908
Depreciation	12,964	9,723		33,695	25,842
Amortization	29,467	21,667		74,092	60,841
EBITDA	$81,749	$87,658	(7)%	$245,096	$238,502	3%
Stock-based compensation expense	44,233	30,538		114,794	90,932
Restructuring charges	3,264	967		11,283	12,080
Acquisition-related costs	14,499	2,104		18,059	3,472
Impairment of assets	—	—		1,629	—
Loss on sale of assets	—	—		1,241	—
Income from discontinued operations, net	108	(8)		101	(8)
Adjusted EBITDA	$143,853	$121,259	19%	$392,203	$344,978	14%
Adjusted EBITDA as a percentage of revenue	30.0%	31.4%		30.6%	30.9%

Our Adjusted EBITDA for the three and nine months ended August 31, 2013, compared to the same periods of 2012, increased primarily because of organic subscription revenue growth, acquisitions, and the leverage in our business model. The Polk acquisition is now included in our Adjusted EBITDA results, and the decrease in Adjusted EBITDA margin for the three and nine months ended August 31, 2013, compared to the same periods of 2012, was primarily attributable to the continued impact from recent lower-margin acquisitions, certain one-time investments, and sales of the Boiler Pressure Vessel Code.

Financial Condition

(In thousands, except percentages)	As of August 31, 2013	As of November 30, 2012	Dollar change	Percent change
Accounts receivable, net	$395,584	$372,117	$23,467	6%
Accrued compensation	$56,513	$50,497	$6,016	12%
Deferred revenue	$561,137	$515,318	$45,819	9%

The increase in accounts receivable was primarily due to increases from acquisitions, partially offset by the timing of billings. We continue to experience the historical trend of seeing seasonal decreases in our accounts receivable balances in the second and third quarters, as we typically have the most subscription renewals in our first and fourth fiscal quarters. The increase in accrued compensation was primarily due to an increase in accrued payroll and additions to the bonus accrual related to acquisitions, partially offset by the 2012 bonus payout made in early 2013. The increase in deferred revenue was primarily due to acquisitions and organic revenue growth, with minor adverse effects from foreign currency movements.

Liquidity and Capital Resources

As of August 31, 2013, we had cash and cash equivalents of $271 million, of which approximately $217 million was held by our foreign subsidiaries. The cash held by our foreign subsidiaries is not available to fund domestic operations, as we have deemed the earnings of those subsidiaries to be indefinitely reinvested. We also had $2.3 billion of debt as of August 31, 2013, which has contributed to an increase in interest expense in 2013, and which will continue to result in increased interest expense for the near future. On a trailing twelve-month basis, the ratio of free cash flow to Adjusted EBITDA was 62 percent. We have approximately $100 million available to borrow against our revolving credit facility. Because of our cash, debt, and cash flow positions, we believe we will have sufficient cash to meet our ongoing working capital and capital expenditure needs.

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

During the third quarter of 2013, we completed the Polk acquisition, which we funded with a combination of cash and stock. We funded the cash portion of the transaction consideration using cash on hand, cash from our existing revolver, and a new bank term loan. Our credit agreements require a systematic reduction in our leverage ratio of 25 basis points per quarter for the first year, ending at a 3.00 to 1.00 ratio effective for the quarter ending August 31, 2014 and thereafter. This leverage ratio requirement will require us to use cash flows from ongoing operations or equity financing to reduce our debt to the required levels.

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

Cash Flows

	Nine months ended August 31,
(In thousands, except percentages)	2013	2012	Dollar change	Percent change
Net cash provided by operating activities	$344,369	$246,256	$98,113	40%
Net cash used in investing activities	$(1,549,436)	$(361,067)	$(1,188,369)	329%
Net cash provided by financing activities	$1,154,434	$183,623	$970,811	529%

The increase in net cash provided by operating activities was principally due to a significantly lower pension funding contribution in 2013, as compared to the same period in 2012, as well as overall growth in our business. Our subscription-based business model continues to be a cash-flow generator that is aided by positive working capital characteristics that do not generally require substantial working capital increases to support our growth.

The increase in net cash used in investing activities was principally due to the cash invested in the Polk acquisition. We also invested more in capital expenditures during the first nine months of 2013 compared to the first nine months of 2012.

The increase in net cash provided by financing activities was principally due to our increased credit facility borrowings to fund the Polk acquisition.

Free Cash Flow (non-GAAP measure)

The following table reconciles our non-GAAP free cash flow measure to net cash provided by operating activities.

	Nine months ended August 31,
(In thousands, except percentages)	2013	2012	Dollar change	Percent change
Net cash provided by operating activities	$344,369	$246,256
Capital expenditures on property and equipment	(65,411)	(49,699)
Free cash flow	$278,958	$196,557	$82,401	42%

The increase in free cash flow for the nine months ended August 31, 2013, was principally due to the large pension funding contribution in 2012, which was significantly higher than the contribution in 2013. We also had continuing growth in our business that contributed to the increase. Our free cash flow has historically been very healthy, and we expect that it will continue to be a significant source of funding for our business strategy of growth through organic and acquisitive means.

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

Our credit facility is subject to variable interest rates. We have four-year interest rate derivative contracts that swap variable interest rates for fixed interest rates on $100 million of our credit facility. A hypothetical 10% adverse movement in interest rates related to the term loans, credit facility borrowings, or derivative contracts would have resulted in an increase of approximately $5.6 million in interest expense.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are effective at a reasonable assurance level to ensure that information required to be disclosed in the reports required to be filed or submitted under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

We are in the process of converting to a new enterprise resource planning (ERP) system, which we are performing through a phased implementation approach. During the fiscal quarter ended February 28, 2013 and early in the second and third fiscal quarters of 2013, we went live on three more phases of the implementation. Each phase includes aspects of financial reporting and shared service center functions and processes, and we are now completing the final implementations of this program. We believe that the new ERP system and related changes to processes and internal controls will enhance our internal control over financial reporting while providing us with the ability to scale our business. We have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during 2013 and will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides detail about our share repurchases during the three months ended August 31, 2013.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands) (3)
June 1, 2013 to June 30, 2013
Share repurchase programs (1)	—	$—	—	$4,021
Employee transactions (2)	6,634	$105.63	N/A	N/A
July 1, 2013 to July 31, 2013:
Share repurchase programs (1)	—	$—	—	$4,021
Employee transactions (2)	19,112	$104.22	N/A	N/A
August 1, 2013 to August 31, 2013:
Share repurchase programs (1)	—	$—	—	$4,021
Employee transactions (2)	13,329	$109.15	N/A	N/A
Total share repurchases	39,075	$106.14	—

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

(3) Amounts represent remaining dollar value of common shares that may yet be purchased under the October 2012 Program. In addition, the March 2011 Program allows us to repurchase up to one million additional common shares per fiscal year. Since no common shares were repurchased under the March 2011 Program in the nine months ended August 31, 2013, there are one million common shares that may yet be purchased under the March 2011 Program in fiscal 2013.

Item 6.	Exhibits

(a)	Index of Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description
2.1	Stock Purchase Agreement by and among IHS Inc., R. L. Polk & Co. and the individuals and entities identified as Sellers on the signature pages thereto, dated as of June 8, 2013 (1)

10.1
Second Amendment to Credit Agreement by and among IHS Inc., certain of its subsidiaries, J.P. Morgan Chase Bank, National Association, Bank of America N.A., RBS Citizens, N.A., Bank of America, N.A. (Canada Branch), Wells Fargo Bank, National Association, HSBC Bank USA, National Association, U.S. Bank, National Association, TD Bank, N.A., Barclays Bank PLC, PNC Bank, National Association, Citibank, N.A., HSBC Bank PLC and Compass Bank dated as of July 15, 2013

10.2	First Amendment to Credit Agreement dated as of July 15, 2013 among IHS Inc., IHS Global Inc., Royal Bank of Canada, and Bank of America, N.A.

10.3	Credit Agreement dated as of July 15, 2013 among IHS Inc., IHS Global Inc., the Lenders party hereto (as defined therein), and JPMorgan Chase Bank, N.A. as Administrative Agent

10.4	Termination Agreement by and between IHS Inc. and Richard Walker, dated September 18, 2013

31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

32	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Current Report on Form 8-K filed on July 16, 2013, and incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 23, 2013.

IHS INC.

By:	/s/ Heather Matzke-Hamlin
	Name:	Heather Matzke-Hamlin
	Title:	Senior Vice President and Chief Accounting Officer