Form 10-K
period 2013-11-30
IHS Inc.
filed 2014-01-13
CIK 1316360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________
FORM 10-K
  ___________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the closing price for the Class A Common Stock as reported on the New York Stock Exchange composite tape on the last business day of the registrant's most recently completed second fiscal quarter, was approximately $4.4 billion. All executive officers, directors, and holders of five percent or more of the outstanding Class A Common Stock of the registrant have been deemed, solely for purposes of the foregoing calculation, to be "affiliates" of the registrant.
As of December 31, 2013, there were 67,404,285 shares of our Class A Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of the Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement on Schedule 14A for the Annual Meeting of Stockholders to be held on April 8, 2014, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant's fiscal year.

Cautionary Note Regarding Forward-Looking Statements

This annual report on Form 10-K contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: “anticipate,” “intend,” “plan,” “goal,” “seek,” “aim,” “strive,” “believe,” “project,” “predict,” “estimate,” “expect,” “continue,” “strategy,” “future,” “likely,” “may,” “might,” “should,” “will,” the negative of these terms, and similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding: guidance and predictions relating to expected operating results, such as revenue growth and earnings; strategic actions, including acquisitions and dispositions, anticipated benefits from strategic actions, and our success in integrating acquired businesses; anticipated levels of capital expenditures in future periods; our belief that we have sufficient liquidity to fund our ongoing business operations; expectations of the effect on our financial condition of claims, litigation, environmental costs, contingent liabilities and governmental and regulatory investigations and proceedings; and our strategy for customer retention, growth, product development, market position, financial results, and reserves.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: economic and financial conditions, including volatility in interest and exchange rates; our ability to successfully manage risks associated with changes in demand for our products and services as well as changes in our targeted industries; our ability to develop new platforms to deliver our products and services, pricing, and other competitive pressures, and changes in laws and regulations governing our business; the extent to which we are successful in gaining new long-term relationships with customers or retaining existing ones and the level of service failures that could lead customers to use competitors' services; our ability to successfully identify and integrate acquisitions into our existing businesses and manage risks associated therewith; and the other factors described under the caption “Risk Factors” in this annual report on Form 10-K, along with our other filings with the U.S. Securities and Exchange Commission (SEC).

Any forward-looking statement made by us in this annual report on Form 10-K is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

* * * *

Fiscal Year End

Our fiscal year ends on November 30 of each year. Unless otherwise indicated, references in this Annual Report to an individual year means the fiscal year ended November 30. For example, “2013” refers to the fiscal year ended November 30, 2013.

PART I

Item 1. Business

Overview

IHS Inc., a Delaware corporation (NYSE: IHS) (“IHS” or “we” or “us” or “our”), is a leading source of information, insight and analytics in critical areas that shape today's business landscape. Businesses and governments in more than 165 countries around the globe rely on our comprehensive content, expert independent analysis, and flexible delivery methods. Our aim is to embed our solutions within the entire spectrum of our customers’ organization, enabling executive level capital deployment strategies and following decision-making activities throughout their organizations to front-line employees tasked with managing their company’s complex core daily operations. We have been in business since 1959 and became a publicly traded company on the New York Stock Exchange in 2005. Headquartered in Englewood, Colorado, USA, we are committed to sustainable, profitable growth and employ approximately 8,000 people in more than 31 countries around the world.

Vision

Our vision is to be the Source for Critical Information and Insight that powers growth and value for our customers. We intend to be the source that customers trust, rely upon and come to first when they need to better understand the present and anticipate the future.

Corporate Objectives

To achieve our vision to be the Source for Critical Information and Insight, we have established five inter-dependent objectives upon which we focus our efforts, as described below. We externally benchmark our progress annually against these five objectives. To measure customer satisfaction (which we refer to as Customer Delight) and colleague success, we use third-party surveys and develop goals based on those metrics. For 2014, our corporate objectives remain:

•	Improve Customer Delight;
•Foster a culture that enables colleague success;
•Deliver profitable top- and bottom-line growth;
•Provide an opportunity for stockholder success relative to our peer group; and
•Improve corporate sustainability and responsibility.

Customer-Centric Organization with Geographic Segments

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

Our integrated global organization is designed to make it easier for our customers to do business with us by providing a cohesive, consistent, and effective sales-and-marketing approach in each local region. By structuring our business around customers and the regions in which they reside, we are better able to serve the specific needs of our customers both in their local markets and globally. We believe a regional structure provides a solid foundation for profitable growth as it provides an efficient platform to bring new products and services to customers and supports growth in existing accounts and with new customers and markets. Within each region, we align sales, marketing, and IHS solutions by industry sectors where we can add distinct value to our customers. As described below, we provide solutions within four customer workflows that target critical customer functions and decision processes that cross each of our industry sectors. This approach allows us to deliver integrated IHS solutions to our customers to support their operating, capital, and strategic decision processes.

Our Core Competency: Transforming Data into Critical Information and Insight

Companies are flooded with data because of the countless sources of information available today, including internal information, Internet, news media, government, and external sources. Business leaders are required to make decisions that will materially affect their company using this unrefined data.

Our core competency is sourcing data and transforming it into critical information and insight that businesses,

governments, and others use to make high-impact decisions with confidence. We are a sought-after resource for those who require and demand the most accurate and expertly analyzed information available. We are dedicated to providing the information and expert analyses our customers need to make critical decisions that drive growth and value for their operations.

By integrating and connecting our information, analytics, and research and analysis with proprietary and widely used decision-support technology on scalable platforms, we produce critical information and analytical solutions designed to meet our customers' needs. Our product development teams have also created proprietary Web services and application interfaces that enhance access to our information. These services allow our customers to integrate our information with other data, business processes, and applications (such as computer-aided design, enterprise resource planning, supply chain management, and product data/lifecycle management).

Our clients benefit from a concentration of intellectual wealth and thought leadership throughout a variety of industries. Through our single, integrated, global Research and Analysis team of nearly 2,000 researchers, analysts, and economists across key industries, we believe that we are one of the leading independent providers of strategic research to customers around the world.

We convert raw data into critical information through a series of transformational steps that reduce the uncertainty that is inherent in unrefined data. At each step along the way, we work to ensure quality of the data transformation across four dimensions, which we call the "4 Cs":

Correctness	Validate data accuracy through comparison to external reference points.
Currency	Deliver new and updated content in a timely manner.
Completeness	Provide the right data attributes and analysis to ensure that customers have all of the necessary information to make critical decisions.
Consistency	Standardize identifiers and content across databases and products to be sure customers receive consistent information regardless of product platform.

We have standardized the data transformation process into seven steps. The order of the steps and the need to perform quality checks throughout the process is important because the quality of each step is dependent on the quality of all of the preceding steps. The seven-step process we follow in transforming data into critical information and insight involves the following:

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

Analysis	We use our industry experts to review, analyze, and add context and editorial commentary to the data to transform it into critical information and expert analysis for our customers.
Modeling and Forecasting
We use our critical information and expert analysis to produce additional insight by providing unbiased research and intelligence with proprietary models and forecasting tools. Our experts use their extensive experience to build models and forecasting tools for our customers' use.

Using this seven-step process and the "4 Cs" of quality, we seek to transform data into critical information and insight that is both useful to our customers and available where and when they need it. This process also provides the foundation for our integrated solutions that combine our products and services to create differentiated solutions for our customers in our target industry sectors.

Comprehensive Content and Expertise Enabled by Technology: The Power of IHS

We believe the power of IHS - our comprehensive content and expertise enabled by cutting-edge technology - is manifested in our integrated industry solutions and customer workflows.

We are converging information, tools and technology, and research and analysis in complex, capital-intensive industries in which we are building on our existing scale. Our differentiated solution set of information, technology, and understanding places us at the heart of many of our customers’ core workflows. The result is a primarily subscription-based business highlighted by strong renewal rates and stable customer relationships. Many of our clients have been customers of ours for decades.

We develop our products and services based on our customers' needs in the target industry sectors and the additional end markets we serve, in the workflows where our customers work, and where we have expertise. This combination of workflows and target industry sectors and additional end markets forms our customer framework. Our integrated solutions for customers in our target industries are combinations of products from across our workflows and industries that add distinct insight and help our customers be more productive and make better decisions. By connecting our capabilities to our customers' workflows across our target industries, we strive to create new value by uniquely addressing capital and operating decisions across our customers' entire supply chains and each of their target markets globally.

Customer Framework

Industries

We have a diverse customer base, ranging from large entities such as governments and multinational companies to small companies and technical professionals that span many industries, geographies and end markets. We have developed substantial breadth and depth in two broadly defined capital-intensive industry sectors:

•	Resources: Energy/Natural Resources and Chemicals sectors
•Industrials: Automotive, Aerospace & Defense, Maritime, and Technology sectors

We support large capital and operating decisions in these large global markets with the significant information, expertise, knowledge, specialized tools, and technologies that we provide. This capability also allows us to support a broad range of additional end markets globally that depend on these six industry sectors as critical elements of their supply chains or investment decisions. This creates large growth potential with a relatively fixed cost structure.

The target industry sectors have many attributes in common. They are large, complex industries on a global scale. They have significant annual capital and operating outlays, in good economic times and bad, measured in the trillions of dollars. These industries rely on information and make critical decisions based on the comprehensive content, expert analysis, and workflow tools and technologies we provide.

Workflows

We focus on how customers within our target industry sectors and end markets make daily operating and capital investment decisions. We identify specific customer functions and the use of information, insight, analysis, tools and technology in their daily workflows. We develop a deep understanding of these workflows and develop the information, expertise, software tools and technologies that integrate seamlessly with their decision processes to enhance their success. This is our daily mission. We focus on four customer workflows that cover the spectrum from executive and strategic decisions to daily operations:

•	Strategy, Planning, and Analysis;
•Energy Technical;
•Product Design; and
•Operational Excellence & Risk Management.

By offering a compelling suite of comprehensive information, insight and expert analysis, delivered by powerful and flexible software applications built on scalable platforms that integrate with our customers' functional workflows, we become an important part of our customers' decision processes.

Our targeted workflows and sample roles are outlined below:

Workflow	Sample Roles
Strategy, Planning, and Analysis	Strategic Planning, Corporate Development, M&A, Investment Analysis, Risk Assessment, Business Development, and Trading
Energy Technical	Geo-science, Petroleum Engineering
Product Design	Engineering, Design, Research and Development
Operational Excellence & Risk Management	Sustainability, Regulatory, Environment, Health and Safety, Procurement, Logistics, Operations, and Manufacturing

We reduced the number of workflows from five to four during 2013 by consolidating the Supply Chain workflow and the Environment, Health, Safety & Sustainability workflow into the new Operational Excellence & Risk Management workflow.

Our Industries

We have developed substantial breadth and depth in our capital-intensive industry sectors that are highly inter-dependent and that have significant impact on a broad range of end markets globally. Our target industry sectors include:

Resources: Energy and Natural Resources

Energy and Natural Resources is one of the largest, most capital-intensive industries in the world, investing more than $3 trillion annually in capital expense. This industry sector includes specific industries such as Oil & Gas, Coal, and Power & Utilities. Our products and services offer unique value and insight to our customers in this industry sector across all four of our workflows. This industry sector spends more than $15 trillion, of which nearly 60 percent goes to our six target industry sectors. Energy and Natural Resources is also one of the largest expenses for companies in our other target industry sectors: Chemicals, Technology, and Automotive, Aerospace & Defense, and Maritime.

Resources: Chemicals

The Chemicals industry has supply chains which are highly inter-dependent with other key IHS industry sectors. The Chemicals industry is also a large, global, capital-intensive industry that invests nearly $1 trillion annually in capital expense. Our products and services offer value to our customers across all of our workflows, except Energy Technical. The total sector spends nearly $4 trillion, more than half of which goes to our six target industry sectors. Chemicals are a key input, and therefore one of the largest expenses, for customers in the Technology sector.

Industrials: Technology

The Technology sector has highly inter-dependent supply chains with the other key IHS industry sectors. Technology is a global, capital-intensive industry that invests nearly $1 trillion annually in capital expense. This industry sector includes industries such as electronics equipment and parts and media. The products and services we market to the Technology sector offer value to our customers across three of our four workflows. The total sector spends more than $4 trillion, one-third of which goes to our six target industry sectors. Electronics are a key input to the Automotive, Aerospace & Defense, and Maritime sectors and represents a substantial expense for the Energy and Natural Resources and Chemicals sectors.

Industrials: Automotive, Aerospace & Defense, and Maritime

The Automotive, Aerospace & Defense, and Maritime industries have highly inter-dependent supply chains with our other key industry sectors. Each is also a global, capital-intensive industry with capital investments of nearly $2 trillion annually. Spending across Automotive, Aerospace & Defense, and Maritime totals $9 trillion annually, half of which goes to our other target industry sectors. Our products and services add value to our customers across three of our four workflows.

In total, over $32 trillion annually is invested in and spent by our target industry sectors in capital and operating expense.

Beyond our two broadly defined target industry sectors, we also serve customers across a wide variety of additional end markets including Financials, Retail, Governments, Construction, and Consumer Products. These end markets depend on our target industry sectors as critical elements of their supply chains, cost structures, and investment decisions.

Our Workflows

Strategy, Planning and Analysis

We provide strategic and commercial professionals with information, research, and tools that support a wide range of commercial decisions and processes, including capital investments, country-entry strategies, acquisitions, annual strategic planning processes, and monthly/quarterly production and sales forecasts. We support our customers primarily in heavy-asset industries, in which capital expenditure is significant, external macroeconomic and policy drivers are important, and investment cycles are long.  These industries require independent, authoritative, and rigorous third-party market information and analysis as critical inputs into strategic decisions. Our offerings help our customers answer fundamental strategic questions such as “where to play?” and “how to win?” For instance:

•
Our Energy Insight business provides oil and gas producers with strategic analysis on upstream opportunities, provides downstream operators with forecasts of supply and demand for all petroleum products, and provides the gas and power utility sector with research on energy policy and its impact on power supply and demand.

•
IHS Automotive provides original equipment manufacturers (OEMs) and the automotive supply chain with authoritative analysis and forecasts of sales and production for light vehicles, medium and heavy commercial vehicles, powertrain, components, and technology systems across all major markets.

•	We provide comparable solutions to our customers in the Technology, Chemicals, Aerospace & Defense, and Maritime industries.

•
All of our Strategy, Planning and Analysis solutions are underpinned by our Economic and Country Risk capabilities, which translate high-level macro-political drivers into industry-level demand forecasts and risk factors.

Energy Technical

Access to cost-effective, reliable, and safe energy sources is one of the most critical issues our society faces.  We believe that increased competition for global hydrocarbon energy sources and the increased capital and operational costs required for their exploration, production, transportation, refining, and delivery of the final product to end customers drives demand for connected solutions consisting of raw data, information, insight, and relevant answer products. Supported by a robust service capability, we offer our customers a differentiated solution set that enables accurate, informed, and timely critical decisions. Our offerings include information, software, and services to help our customers arrive at the answers they need, including:

•	Production information on more than 90 percent of the world's oil and gas production in more than 100 countries;

•	Oil and gas well data including comprehensive geological information on more than five million current and historic wells around the world;

•	Energy activity data including comprehensive current and future seismic, drilling and development activities in more than 180 countries and 335 hydrocarbon-producing regions around the world;

•	Information and research required for development of unconventional hydrocarbon resources: shale gas, coal bed methane, heavy oil, and more;

•
Industry-leading software applications with capabilities across the oil and gas asset chain: strategic planning, reconnaissance, geophysics, geology, production engineering, and production optimization;

•	New software applications on mobile platforms to enable flexible access to our products and information; and

•	Advisory and technical services provided to all sectors in oil and gas to assist customers in advancing their decisions.

Product Design

Our Product Design solutions provide technical professionals with the information and insight required to more effectively design products, complete engineering projects, solve technical problems, and address the complex supply chain challenges of today's rapidly changing global economy. Our goal is to be the Source for Critical Information and Insight for engineers, scientists, technical professionals, supply chain management and procurement executives, risk managers, and materials management professionals to help them make better decisions and solve complex problems more quickly and execute their strategies to minimize risk and maximize operational efficiency and profitability. Our offerings include:

•	IHS Product Design, which is the largest provider of engineering and technical standards, codes, and specifications, with more than 1.5 million documents;

•
IHS Engineering Science Data Unit (ESDU), which provides rapid access to industry “best practice” design methodologies and algorithms to enable engineers to deliver higher quality products more quickly;

•
IHS GlobalSpec, which was acquired in 2012 and is the destination site for approximately seven million technical professionals around the world to find critical information and insight on products, services, and technologies;

•
IHS Goldfire, which was acquired in 2012 with Invention Machine and is the solution for technical professionals to improve their ability to solve difficult problems faster and make better decisions through better search, capture, and reuse of critical internal and external information, including information assets from us and our partners; and

•
Our new Knowledge Collections product, which we launched during the fourth quarter of 2013.  Knowledge Collections provide subscription access to engineering reference books, handbooks, and databases from the world’s leading scientific publishers. Through our Knowledge Collections product offering, we provide an expansive set of engineering-rich documents allowing engineers to access more than 95 million scientific and technical documents.  This critical information is available within our IHS Standards Expert with Goldfire, creating a comprehensive, single point of access for information and analytics for engineers managing complex and capital-intensive projects across each of our core industry sectors.

Operational Excellence & Risk Management

Our Operational Excellence & Risk Management solutions advance critical decisions associated with environmental, health, and safety operational risk, product stewardship, greenhouse gas, and corporate social responsibility, as well as advisory services that enable our customers to address the complex supply chain challenges of today's rapidly changing global economy. We deliver information management capabilities that enable the convergence of Operational Excellence & Risk Management information and processes to provide metrics and analytics that promote operational excellence and cost reduction, as well as compliance assurance and non-financial performance management. Our Operational Excellence & Risk Management offerings include:

•
Product Stewardship, which supports regulatory compliance in the areas of materials shipping, materials management, and exposure regulations and standards. We help organizations maintain the ability to do business in current markets around the world and accelerate entry into new ones;

•
Environmental Performance Management, which efficiently collects and calculates large volumes of asset-based data from multiple sources, making it possible to communicate progress against regulatory compliance goals along with environmental and energy reduction (GHG) performance improvement targets;

•
Operational Risk Management, which provides capabilities that standardize how to identify, analyze, mitigate, and monitor risk while providing a means to quickly and accurately understand business risk profiles and minimize potential employee, process safety, or other operational disruptions;

•
Critical insight and information essential to ensuring sustainable supply chain operations, including:  market opportunity and risk, commodity pricing, availability of critical supply, geo-political risk, global regulatory compliance, and global trade and transportation;

•
Industry-leading solutions for evaluating and quantifying supplier viability and for providing visibility to risk within multi-tiered supplier networks across factors such as market presence, industry rankings, competition and partnership exposure, financial performance, a composite rating of geographic risk, and production vulnerabilities;

•
Strategies and cost-effective solutions providing essential insight into events impacting critical material supply such as last-time buy notifications, counterfeit alerts, closing of a forge, and supply shortages resulting from conflict minerals; and

•
Supply chain and supplier risk monitors built around industry standard value chain templates offering critical insight to key indicators that signal early detection of risk and empower adaptive mitigation strategies.

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

New customer acquisition is largely conducted by our new business team. This team identifies potential new customer opportunities and develops the sales approach for larger new business opportunities. Our inside sales team pursues smaller new-customer opportunities. We enhance our sales model with e-commerce platforms that provide our customers and prospects with the ability to buy ad hoc reports. We also use a network of channel partners to reach customers in locations where it is not cost-effective to use our sales teams or maintain a sales office. Our channel partner network represents less than five percent of our total revenue.

Our marketing organization defines our marketing strategy and drives operational execution. A primary focus for marketing strategy is to empower IHS brand awareness, revenue acceleration, and market leadership across our key industries and workflows for all products and services globally. Functionally, this includes corporate marketing, product marketing, field marketing, and e-commerce. Together, they deliver an end-to-end marketing process that allows us to best understand the market opportunities for us through identification, evaluation, and prioritization. This organization translates market perspectives, synthesizes our value into compelling positioning and messaging, and develops core marketing assets that are relevant to the buying process. Collectively, the organization works to articulate IHS as one consolidated voice to the market, syndicating and adapting for different target audiences and geographic preferences to create urgency, relevance, and interest. The organization's key deliverables are integrated marketing plans by each geography, industry, and solution that detail priorities, strategies, tactics, and metrics to create a compelling customer experience that fulfills our brand promise. The marketing organization is measured on brand awareness and thought leadership, pipeline generation, revenue contribution, and customer satisfaction and is aligned with and accountable to the delight of our customers and our profitable revenue growth.

Our product management teams are responsible primarily for ensuring that our offerings meet customer needs and provide innovative solutions. These teams conduct market research to understand customer needs and how our solutions can help them advance critical decisions, avoid risk, and improve business effectiveness. These teams bring deep vertical industry expertise to rapidly changing market environments and their current and future impacts on both business and governments. This work allows us to improve current products, introduce new offerings, and extend our content and software capabilities to new markets and customer groups.

Acquisitions

Acquisitions play a key role in expanding our market leadership and driving profitable growth. We have acquired and integrated nearly 60 businesses since 2005, including the acquisition of R. L. Polk & Co. in 2013, among others. Our acquisition strategy is driven by a need to serve our customers' most pressing business issues at both the strategic and operating level, as well as our goal to deepen our expertise in our core focus areas. We have a focused and disciplined integration process that is designed to capture value from every acquired company and connect the capability we acquire within each customer workflow and industry sector to create enhanced value for customers. We believe our disciplined approach to acquisitions helps us identify opportunities that:

•	Provide synergy and a strategic fit by filling gaps within our targeted areas, adding capabilities to our suite of technologies and online tools, and enhancing our portfolio of products and services;
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

Strategy, Planning, and Analysis
Our Strategy, Planning, and Analysis offerings compete generally by customer market. Among others, we compete in Energy markets with offerings from Wood Mackenzie, Ltd., and PIRA Energy Group; in Aerospace & Defense markets with offerings from Forecast International and Defense News; in Maritime markets with offerings from Informa plc; in Automotive markets with offerings from LMC Automotive, Urban Science, and Experian and, with respect to vehicle history reports, principally with Experian and various other providers approved by the National Motor Vehicle Title Information System of the United States Department of Justice; in Technology markets with offerings from Gartner; and in Chemicals markets with offerings from Reed Elsevier and Nexant.  Our economic and country risk and forecasting offerings compete with offerings from the Economist Intelligence Unit and Oxford Economics, among others.

Energy Technical
Our Energy Technical critical information offerings compete with offerings from Drilling Info, Inc., TGS-Nopec Geophysical Company, Wood Mackenzie Ltd., and Deloitte Touche Tohmatsu Limited, among others.  Our geo-sciences software competes with products from Schlumberger Limited, Halliburton Company, and LMKR, among others.

Product Design
Our Product Design offerings compete with offerings of SAI Global, Techstreet, Thomas Publishing, and the standards developing organizations, among others. Our electronics design offerings compete with offerings from Arrow Electronics and parts manufacturers and distributors, among others.

Operational Excellence & Risk Management	Our Operational Excellence & Risk Management offerings compete with offerings from SAP and Enablon, among others.

Government Contracts

We sell our products to various government agencies and entities. No individual contract is significant to our business. Although some of our government contracts are subject to terms that would allow renegotiation of profits or termination at the election of the government, we believe that no renegotiation or termination of any individual contract or subcontract at the election of the government would have a material adverse effect on our financial results.

Intellectual Property

We rely heavily on intellectual property, including the intellectual property we own and license. We regard our trademarks, copyrights, licenses, and other intellectual property as valuable assets and use intellectual property laws, as well as license and confidentiality agreements with our employees, customers, channel partners, and others, to protect our rights. In addition, we exercise reasonable measures to protect our intellectual property rights and enforce these rights when we become aware of any potential or actual violation or misuse.

Intellectual property licensed from third parties, including standards development organizations (SDOs), government agencies, and manufacturers, is a component of our offerings and, in many cases, cannot be independently replaced or recreated by us or others. We have longstanding relationships with most of the third parties from whom we license information. Almost all of the licenses that we rely upon are nonexclusive and expire within one to two years, unless renewed.

We maintain registered trademarks in jurisdictions around the world. In addition, we have obtained patents and applied for patents in the United States, primarily related to our software portfolio, including our IHS Kingdom and IHS Goldfire products. For more information relating to our intellectual property rights, see "Risk Factors - We may not be able to protect intellectual property rights."

Employees

As of November 30, 2013, we had approximately 8,000 employees located in more than 31 countries around the world. With the exception of a group of employees based in Brazil, none of our employees are represented by a collective bargaining agreement. We consider our employee relations to be good.

Seasonality

Our business has seasonal aspects. Our fourth quarter typically generates our highest quarterly levels of revenue and profit. Conversely, our first quarter generally has our lowest quarterly levels of revenue and profit. We also experience event-driven seasonality in our business; for instance, IHS CERAWeek, our annual energy executive gathering, is held during our second quarter. Another example is the biennial release (previously triennial release) of the Boiler Pressure Vessel Code (BPVC) engineering standard, which generates revenue for us predominantly in the third quarter of every other year. The BPVC benefit most recently occurred in the third quarter of 2013.

Financial Information about Segments and Geographic Area

See "Item 8 - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 19" in Part II of this Form 10-K for information with respect to each segment's revenues, operating income, and total assets and for information with respect to our revenues and long-lived assets for the U.S., individual material foreign countries, and the rest of the world in aggregate. See also "Risk Factors - Our international operations are subject to exchange rate fluctuations and other risks relating to world-wide operations."

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available, without charge, on our website, www.ihs.com, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. We have also posted our code of ethics, which we refer to as our Business Code of Conduct, on our website. Copies of each of these documents are also available, without charge, from IHS Investor Relations and Corporate Communications, 15 Inverness Way East, Englewood, CO 80112.

We routinely post important information on our website under the "Investor Relations" link, so please check www.ihs.com. Our website and the information contained on that site, or connected to that site, are not incorporated by reference into this report.

Item 1A. Risk Factors

In addition to the other information provided in this Form 10-K, you should carefully consider the risks described in this section. The risks described below are not the only risks that could adversely affect our business; other risks currently deemed immaterial or additional risks not currently known to us could also adversely affect us. These and other factors could have a material adverse effect on the value of your investment in our shares, meaning that you could lose all or part of your investment.

Note that this section includes forward-looking statements and future expectations as of the date of this Form 10-K. This discussion of Risk Factors should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes in Part II of this Form 10-K.

Achieving our growth objectives may prove unsuccessful.

We seek to achieve our growth objectives by enhancing our offerings to meet the needs of our customers through organic development, including by delivering integrated workflow platforms, cross-selling our products across our existing customer base and acquiring new customers, entering into strategic partnerships, and acquisitions. If we are unable to successfully execute on our strategies to achieve our growth objectives, our growth rates could be adversely affected. An additional factor that may adversely affect our growth rates is continued global economic uncertainty. Our non-subscription business in particular may be adversely affected by decisions on the part of our customers to defer spending in uncertain economic environments.

If we are unable to consistently renew and enter into new subscriptions for our offerings, our results could weaken.

The majority of our revenue is based on subscriptions to our offerings. In 2013, we derived approximately 76 percent of our revenues from subscriptions, which revenue we recognize ratably over the subscription terms. Our operating results depend on our ability to achieve and sustain high renewal rates on our existing subscription base and to enter into new subscription arrangements at acceptable prices and other commercially acceptable terms. Failure of one or more of these subscription objectives could have a material adverse effect on our business, financial condition, and operating results.

The loss of, or the inability to attract and retain, key personnel could impair our future success.

Our future success depends to a large extent on the continued service of our employees, including our experts in research and analysis and other areas, as well as colleagues in sales, marketing, product development, critical operational roles, and management, including our executive officers. We must maintain our ability to attract, motivate, and retain highly qualified colleagues in order to support our customers and achieve business results. The loss of the services of key personnel and our inability to recruit effective replacements or to otherwise attract, motivate, or retain highly qualified personnel could have a material adverse effect on our business, financial condition, and operating results.

We could experience system failures or capacity constraints that could negatively impact our business.

Our ability to provide reliable service largely depends on the efficient and uninterrupted operation of complex systems, relying on people, processes, and technology to function effectively. Some elements of these systems have been outsourced to third-party providers. Some of our systems have been consolidated for the purpose of enhancing scalability and efficiency, which increases our dependency on a smaller number of systems. Any significant interruption to, failure of, or security breaches affecting, our systems could result in significant expense to repair, replace or remediate systems, equipment or facilities, a loss of customers, and harm to our business and reputation. Interruption, system failures or security breaches could result from a wide variety of causes, including the possibility of failures at third-party data centers, disruptions to the Internet, malicious attacks or cyber incidents such as unauthorized access, loss or destruction of data (including confidential and/or personal customer information), account takeovers, computer viruses or other malicious code, and the loss or failure of systems over which we have no control. The failure of our systems, or the loss of data could result in legal claims or proceedings, disruption to our operations, damage to our reputation and remediation costs, which could individually or in the aggregate adversely affect our business and our insurance may not be adequate to compensate us for all losses, failures, or breaches.

Fraudulent or unpermitted data access and other security or privacy breaches may negatively impact our business and harm our reputation.

Security breaches in our facilities, computer networks, and databases may cause harm to our business and reputation and result in a loss of customers. Our systems may be vulnerable to physical break-ins, computer viruses, attacks by hackers and similar disruptive problems. Third-party contractors also may experience security breaches involving the storage and transmission of proprietary information. If users gain improper access to our databases, they may be able to steal, publish, delete or modify information included in our products or confidential or sensitive customer information that is stored or transmitted on our networks. Any misappropriation and/or misuse of our information could result in us, among other things, being in breach of certain data protection and related legislation, including regulations relating to the privacy of personal or payment card information.

A security or privacy breach may affect us in the following ways:

•	deterring customers from using our solutions;

•	deterring data suppliers from supplying data to us;

•	harming our reputation;

•	exposing us to liability;

•	increasing expenses to correct problems caused by the breach;

•	affecting our ability to meet customers’ expectations; or

•	causing inquiry from governmental authorities.

Incidents in which customer data has been fraudulently or improperly acquired or viewed, or any other security or privacy breaches, may occur and could go undetected. We have experienced cybersecurity attacks, as have many of our customers and suppliers. While prior cybersecurity attacks have not had a material adverse effect on our financial results, we have taken and are taking reasonable steps to prevent future events, including implementation of system security measures, information back-up and disaster recovery processes. However, these steps may not be effective and there can be no assurance that any such steps can be effective against all possible risks.

If we are unable to successfully identify acquisitions or we experience integration, financing, or other risks resulting from our acquisitions, our financial results may be adversely affected.

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

Significant acquisitions may be financed by increasing our indebtedness. Our outstanding indebtedness could have consequences to our future operations, including:

•	making it more difficult for us to satisfy our payment and other ongoing business obligations, which may result in defaults;

•
events of default if we fail to comply with the financial and other covenants contained in the agreements governing our credit facility, which could result in all of our debt becoming immediately due and payable or require us to negotiate an amendment to financial or other covenants that could cause us to incur additional fees and expenses;

•
subjecting us to the risk of increased sensitivity to interest rate increases in our outstanding indebtedness, which has a variable rate of interest and could cause our debt service obligations to increase significantly;

•
reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes;

•	limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industries in which we operate, and the overall economy;

•	placing us at a competitive disadvantage compared to any of our competitors that have less debt or are less leveraged; and

•	increasing our vulnerability to the impact of adverse economic and industry conditions.

We depend on content obtained externally to support certain of our offerings, and the inability to continue to obtain access could prove harmful to our business.

We obtain data from a wide variety of external sources that we transform into critical information and insight and use to create integrated solutions for our customers. Certain of our offerings include content that is either purchased or licensed from third parties. In particular, our industry standards offerings that are part of our Product Design workflow rely on information licensed from SDOs. Offerings that rely upon SDO information accounted for less than 20 percent of our total revenue in 2013. We believe that the content licensed from many of these third parties, including the SDOs, cannot be obtained from alternate sources on favorable terms, if at all. Our license agreements with these third parties are generally nonexclusive and many are terminable on less than one year's notice. In addition, many of these third parties, including the SDOs, compete with one another and with us. If we lose access to a significant number of data sources and cannot replace the data through alternative sources or we are unable to obtain information licensed to us at cost-effective prices, specific customer solutions may be impacted and it could adversely affect the quality of our offerings and our business, financial condition, and operating results.

Our strategic investments and cost reduction initiatives may not result in anticipated savings or more efficient operations.

Over the past several years, including in 2013, we implemented significant strategic initiatives to reduce our cost structure, standardize our operations, and improve our ability to grow. We are deploying new processes and many of our colleagues across the business are changing the way they perform certain roles to capture efficiencies. We must also continue to invest in enhancing our existing products, including the development of new platforms to deliver our products, to meet the needs of our customers and differentiate our offerings from those of our competitors. There is risk that we may not realize the full potential benefit of our investments.

We may not be able to protect intellectual property rights.

We rely on copyright laws and nondisclosure, license, and confidentiality arrangements to protect our proprietary rights as well as the intellectual property rights of third parties whose content we license. However, we cannot assure you that the steps we have taken to protect our intellectual property rights, and the rights of those from whom we license intellectual property, are adequate to prevent unauthorized use, misappropriation, or theft of our intellectual property. We may also not be able to detect unauthorized uses or take timely and effective steps to remedy unauthorized conduct. In particular, a portion of our revenues are derived from jurisdictions where adequately protecting intellectual property rights may prove more challenging or impossible. To prevent or respond to unauthorized uses of our intellectual property, we might be required to engage in costly and time-consuming litigation and we may not ultimately prevail.

We may be exposed to litigation related to content we make available to customers and we may face legal liability or damage to our reputation if our customers are not satisfied with our offerings or if our offerings are misused.

Our business relies on licensing and delivering intellectual property to our customers and obtaining intellectual property from our suppliers. Accordingly, we may face potential liability for, among other things, breach of contract, negligence, and copyright and trademark infringement. Even litigation or infringement claims that lack merit may expose us to material expense or reputational damage. Damage to our reputation for any reason could adversely affect our ability to attract and retain customers, employees, and information suppliers. In addition, if the information in our offerings is incorrect for any reason, or if it is misused or used inappropriately, we could be subject to reputational damage or litigation that could exceed the value of any insurance coverage and adversely affect our business.

We rely on independent contractors and third parties whose actions could have a material adverse effect on our business.

We use independent contractors to help us obtain certain information, particularly for offerings that support our Energy products and several of our country risk offerings. In addition, we rely on third-party dealers to sell our offerings in locations where we do not maintain a sales office or sales teams. We are limited in our ability to monitor and direct the activities of our independent contractors, but if any actions or business practices of these individuals or entities violate our policies or procedures or are otherwise deemed inappropriate or illegal, we could be subject to litigation, regulatory sanctions, or reputational damage, any of which could have a material adverse effect on our business.

As part of our strategic business model, we outsource certain operations and engage independent contractors to perform work in various locations around the world. For example, we outsource certain data hosting functions, as well as certain functions involving our data transformation process, to business partners who we believe offer us deep expertise in these areas, as well as scalability and cost effective services. By entering into these independent contractor arrangements and relying on them for critical business functions, we face risks that one or more independent contractors may unexpectedly cease operations, that they may perform work that deviates from our standards, that events in a given region may disrupt the independent contractor's operations, or that we may not be able to adequately protect our intellectual property. If these or other unforeseen risks were to occur, they could adversely affect our business.

We operate in competitive markets, which may adversely affect our market share and financial results.

While we do not believe that we have a direct competitor across all of our workflows and industry solutions, we face competition in specific industries and with respect to specific offerings. We may also face competition from organizations and businesses that have not traditionally competed with us but that could adapt their products and services or utilize significant financial and information-gathering resources, recognized brands, or technological expertise to begin competing with us. We believe that competitors are continuously enhancing their products and services, developing new products and services, and investing in technology to better serve the needs of their existing customers and to attract new customers. Increased competition could require us to make additional capital investments. Some of our competitors may also choose to sell products competitive with ours at lower prices, which may require us to reduce the prices of our offerings. An increase in our capital investments or price reductions by our competitors could negatively impact our margins and results of operations.

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

Changes in the legislative, regulatory, and commercial environments in which we operate may adversely impact our ability to collect, compile, use, and publish data and may impact our financial results.

Certain types of information we collect, compile, use, and publish, including offerings in our IHS Automotive and CARFAX businesses, are subject to regulation by governmental authorities in jurisdictions in which we operate. In addition, there is increasing concern among certain privacy advocates and government regulators regarding marketing and privacy matters, particularly as they relate to individual privacy interests. These concerns may result in new or amended laws and regulations. Future laws and regulations with respect to the collection, compilation, use, and publication of information and consumer privacy could result in limitations on our operations, increased compliance or litigation expense, adverse publicity, or loss of revenue, which could have a material adverse effect on our business, financial condition, and operating results. It is also possible that we could be prohibited from collecting or disseminating certain types of data, which could affect our ability to meet our customers’ needs.

Our international operations are subject to exchange rate fluctuations and other risks relating to world-wide operations.

We operate in many countries around the world and a significant part of our revenue comes from international sales. In 2013, we generated approximately 45 percent of our revenues from sales outside the United States. We earn revenues, pay expenses, own assets, and incur liabilities in countries using currencies other than the U.S. dollar, including the British Pound, the Canadian Dollar, and the Euro. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income, expenses, and the value of assets and liabilities into U.S. dollars at exchange rates in effect during or at the end of each reporting period. We may use derivative financial instruments to reduce our net exposure to currency exchange rate fluctuations. Nevertheless, increases or decreases in the value of the U.S. dollar against other major currencies can materially affect our net operating revenues, operating income, and the value of balance sheet items denominated in foreign currencies.

Operating in many jurisdictions around the world, we may be affected by changes in trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment; unexpected changes in regulatory requirements; social, political, labor, or economic conditions in a specific country or region; and difficulties in staffing and managing local operations. We must also manage the uncertainties of obtaining data and creating solutions that are relevant to particular geographic markets; differing levels of intellectual property protection in various jurisdictions; and restrictions or limitations on the repatriation of funds. In addition, as we operate our business around the world, we must manage the potential conflicts between locally accepted business practices in any given jurisdiction and our obligations to comply with laws and regulations, including anti-corruption regulations applicable to us, such as the U.S. Foreign Corrupt Practices Act and the UK Bribery Act. We have developed and instituted a corporate compliance program which includes, among other things, employee training and the creation of appropriate policies defining employee behavior that mandate adherence to laws. While we implement policies and procedures intended to promote and facilitate compliance with all applicable laws, our employees, contractors, and agents, as well as those independent companies to which we outsource certain business operations, may take actions in violation of our policies. Any such violation, even if prohibited by our policies, could have an adverse effect on our business and reputation.

Our inability to manage some or all of these risks of operating a global business could have a material adverse effect on our business, financial condition, and operating results.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our Facilities

Our colleagues work in offices at 128 locations around the world, comprised of 61 offices in the Americas (49 in the United States), 39 offices in EMEA, and 28 offices in APAC. We own the buildings at three of our facilities, including our headquarters in Englewood, Colorado, and two other office locations. All of our other facilities are leased with terms ranging from month-to-month at several locations to an expiration date in 2027 for one of our facilities. We believe that our properties, taken as a whole, are in good operating condition, are suitable and adequate for our current business operations, and that additional or alternative space will be available on commercially reasonable terms for future use and expansion.

Item 3. Legal Proceedings

See "Item 8 - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 15" for information about legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock is quoted on the New York Stock Exchange under the symbol “IHS.” The following table sets forth for the indicated periods the high and low sales prices per share for our Class A common stock on the New York Stock Exchange:

Fiscal Year 2013 Quarters Ended:	High	Low
February 28, 2013	$109.69	$89.58
May 31, 2013	115.64	95.43
August 31, 2013	117.12	95.03
November 30, 2013	117.65	107.31

Fiscal Year 2012 Quarters Ended:	High	Low
February 29, 2012	$94.74	$81.98
May 31, 2012	103.25	91.20
August 31, 2012	115.33	96.00
November 30, 2012	118.93	83.02

We have been advised by our transfer agent, American Stock Transfer, that we had 56 holders of record of our Class A Common Stock as of December 31, 2013. Based on reports of security position listings and the number of proxies requested by brokers in conjunction with the prior year’s annual meeting of stockholders, we believe we have approximately 31,000 beneficial holders of our Class A Common Stock.

Our authorized capital stock consists of 160,000,000 shares of Class A common stock. The holders of our Class A common stock are entitled to one vote per share.

Dividend Policy

We currently anticipate that we will retain all available funds for use in the operation and expansion of our business, and we do not anticipate paying any dividends in the foreseeable future. We have not previously paid a dividend.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of the end of fiscal year 2013 with respect to compensation plans under which equity securities are authorized for issuance.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights ( a )		Weighted-average exercise price of outstanding options, warrants, and rights ( b )		Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) ( c )
Equity compensation plans approved by security holders	3,768,509	(1)	N/A	(2)	2,778,315	(3)
Equity compensation plans not approved by security holders	N/A		N/A		N/A
Total	3,768,509		N/A		2,778,315
(1) Includes (a) 2,720,813 restricted stock units and performance stock units at target performance levels that were issued with no exercise price or other consideration, (b) 895,990 shares reserved for issuance if above target performance levels on performance-based stock units are met, (c) 131,211 deferred stock units payable to non-employee directors upon their termination of service; and (d) 20,495 restricted stock units that are payable in cash.

(2) There are no outstanding stock options, warrants, or rights.

(3) Includes shares surrendered to the Company upon vesting of time- and performance-based restricted stock units for a value equal to their minimum statutory tax liability.

Issuer Purchases of Equity Securities

The following table provides detail about our share repurchases during the three months ended November 30, 2013. See "Item 8 - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 16" in Part II of this Form 10-K for information regarding our stock repurchase programs.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands) (3)
September 1 - September 30, 2013:
Share repurchase programs (1)	—	$—	—	$4,021
Employee transactions (2)	185	$112.04	N/A	N/A
October 1 - October 31, 2013:
Share repurchase programs (1)	—	$—	—	$4,021
Employee transactions (2)	77,317	$113.56	N/A	N/A
November 1 - November 30, 2013:
Share repurchase programs (1)	—	$—	—	$4,021
Employee transactions (2)	7,501	$113.50	N/A	N/A
Total share repurchases	85,003	$113.55	—

(1) In March 2011, our board of directors authorized the repurchase of up to one million shares of Class A common stock per fiscal year in the open market (the March 2011 Program). We may execute on this program at our discretion, balancing dilution offset with other investment opportunities of the business, including acquisitions. The March 2011 Program does not have an expiration date.

In October 2012, our board of directors authorized the repurchase of shares of Class A common stock with a maximum aggregate value of $100 million (the October 2012 Program). We may repurchase shares of Class A common stock in open market purchases or through privately negotiated transactions in compliance with Exchange Act Rule 10b-18, subject to market conditions, applicable legal requirements, and other relevant factors. The October 2012 Program does not obligate us to repurchase any dollar amount or number of shares of Class A common stock, and it may be suspended at any time at our discretion.

(2) Amounts represent shares of Class A common stock surrendered by employees in an amount equal to the statutory tax liability associated with the vesting of their equity awards. We then pay the statutory tax on behalf of the employee. Our board of directors approved this program in 2006 in an effort to reduce the dilutive effects of employee equity grants.

(3) Amounts represent remaining dollar value of shares of Class A common stock that may yet be purchased under the October 2012 Program. In addition, the March 2011 Program allows us to repurchase up to one million additional shares of Class A common stock per fiscal year. Since no common shares were repurchased under the March 2011 Program in fiscal 2013, at the end of each of September 2013, October 2013, and November 2013, there were one million shares of Class A common stock that may yet have been purchased under the March 2011 Program.

Performance Graph

The following graph compares our total cumulative stockholder return with the Standard & Poor's Composite Stock Index (S&P 500) and a peer index representing the total price change of The Corporate Executive Board Company; The Dun & Bradstreet Corporation; Equifax Inc.; FactSet Research Systems Inc.; Gartner, Inc.; The McGraw-Hill Companies, Inc.; Moody’s Corporation; MSCI Inc.; Nielsen Holdings N.V.; Solera Holdings, Inc.; Thomson Reuters Corporation; and Verisk Analytics, Inc.

The graph assumes a $100 cash investment on November 30, 2008 and the reinvestment of all dividends (which we did not pay). This graph is not indicative of future financial performance.

Comparison of Cumulative Total Return Among IHS Inc., S&P 500 Index, and Peer Group

Item 6. Selected Financial Data

You should read the following selected consolidated financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes appearing in Part II of this Form 10-K.

	Years Ended November 30,
	2013	2012	2011	2010	2009
	(in thousands, except for per share amounts)
Statement of Operations Data:
Revenue	$1,840,631	$1,529,869	$1,325,638	$1,057,742	$953,699
Income from continuing operations	131,834	158,149	135,289	133,517	125,003
Income (loss) from discontinued operations	(101)	19	126	4,223	3,012
Net income	131,733	158,168	135,415	137,740	128,015
Net income attributable to IHS Inc.	$131,733	$158,168	$135,415	$137,740	$125,871

Basic earnings per share:
Income from continuing operations attributable to IHS Inc.	$1.98	$2.40	$2.08	$2.09	$1.95
Income from discontinued operations	—	—	—	0.07	0.05
Net income attributable to IHS Inc.	$1.98	$2.40	$2.09	$2.15	$2.00

Diluted earnings per share:
Income from continuing operations attributable to IHS Inc.	$1.95	$2.37	$2.06	$2.06	$1.92
Income from discontinued operations	—	—	—	0.07	0.05
Net income attributable to IHS Inc.	$1.95	$2.37	$2.06	$2.13	$1.97

Balance Sheet Data (as of period end):
Cash and cash equivalents	$258,367	$345,008	$234,685	$200,735	$124,201
Total assets	5,359,613	3,549,211	3,073,037	2,155,702	1,675,588
Total long-term debt and capital leases	1,779,065	890,922	658,911	275,095	141
Total stockholders' equity	1,906,963	1,584,358	1,384,729	1,176,081	1,013,678

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As described in the “Cautionary Note Regarding Forward-Looking Statements” section at the start of this Form 10-K, we make forward-looking statements throughout this report. These forward-looking statements generally are identified by the use of the words “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of these terms, and other similar expressions. Forward-looking statements are based on current expectations, assumptions, and projections that are subject to risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is outlined under the “Risk Factors” section elsewhere in this Form 10-K. We do not intend to update or publicly revise these forward-looking statements, whether as a result of new information, future events, or otherwise.

The following discussion of our financial condition and operating results should be read in conjunction with “Selected Financial Data,” our consolidated financial statements and accompanying notes included in this Form 10-K, and important information and disclosure that we routinely post to our website (www.ihs.com). Our website and the information contained on that site, or connected to that site, are not incorporated by reference into this report.

Executive Summary

Business Overview

We are a leading source of information, insight and analytics in critical areas that shape today's business landscape. Businesses and governments in more than 165 countries around the globe rely on our comprehensive content, expert independent analysis, and flexible delivery methods. Our aim is to embed our solutions within the entire spectrum of our customers’ organization, enabling executive level capital deployment strategies and following decision-making activities throughout their organizations to front-line employees tasked with managing their company’s complex core daily operations. We have been in business since 1959 and became a publicly traded company on the New York Stock Exchange in 2005. Headquartered in Englewood, Colorado, USA, we are committed to sustainable, profitable growth and employ approximately 8,000 people in more than 31 countries around the world.

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

Subscriptions represent approximately 76 percent of our total revenue. We sell our offerings primarily through subscriptions, which tend to generate recurring revenue and cash flow for us. Our subscription agreements are typically non-cancellable and may contain provisions for minimum monthly payments. We have historically seen high renewal rates. For subscription revenue, the timing of our cash flows generally precedes the recognition of revenue and income.

Our business has seasonal aspects. Our fourth quarter typically generates our highest quarterly levels of revenue and profit. Conversely, our first quarter generally has our lowest quarterly levels of revenue and profit. We also experience event-driven seasonality in our business; for instance, IHS CERAWeek, our annual energy executive gathering, is held during our second quarter. Another example is the biennial release (previously triennial release) of the Boiler Pressure Vessel Code (BPVC) engineering standard, which generates revenue for us predominantly in the third quarter of every other year. The BPVC benefit most recently occurred in the third quarter of 2013.

During 2013, we continued to invest in our business at a significant rate through a series of initiatives designed to boost colleague productivity, increase efficiencies, develop new and enhanced products, and create scalable platforms designed to accommodate future revenue growth without having to incur proportional increases in costs to support that growth.  As a result of these efforts, we accomplished the following:

•
Substantially completed our core infrastructure initiatives, including Vanguard (our plan for consolidating and standardizing billing systems, general ledgers, sales-force automation capabilities, and all supporting business processes) and our three Customer Care Centers of Excellence, which consolidate customer-care and transaction-processing capabilities, and simplify and standardize our approach to providing dedicated customer service.

•
Continued our new and integrated product development rollouts. We delivered multiple releases of our IHS Connect platform for the energy, economics, and country risk offerings; introduced the Engineering Workbench platform for the product design industry; and bolstered our solutions in the energy, operational excellence and risk management (OE&RM), and automotive arenas.

•
Completed strategic acquisitions in energy, chemicals, economic and country risk, and automotive. The acquisition of R. L. Polk & Co. (Polk acquisition) in the third quarter of 2013 was the largest acquisition we have ever completed, and we anticipate that the combination of our existing automotive products and the Polk suite of products and services will allow us to further establish our automotive business as a strategic partner for the automotive industry worldwide.

•	Launched our Target 1000 sales program, which focuses sales resources on high-growth, high-opportunity accounts.

In 2014, we are focused on the following two priorities:

•
Operational excellence. We expect to capitalize on our infrastructure investments to allow our employees to do their jobs more efficiently and effectively, including engaging and supporting new and existing customers.

•
Commercial expansion. We expect to continue our pace of releasing new and integrated product platforms and offerings in 2014. We also plan to hire new global account executives to drive new and expanded business in key geo-markets, as well as re-aligning our field and inside sales forces to maximize the customer experience.

Key Performance Indicators

We believe that revenue growth, Adjusted EBITDA (both in dollars and margin), and free cash flow are the key measures of our success. Adjusted EBITDA and free cash flow are financial measures that are not prepared in accordance with U.S. generally accepted accounting principles (non-GAAP).

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

Business Combinations

We paid a total purchase price of approximately $1.6 billion for acquisitions we completed during the year ended November 30, 2013. We paid a total purchase price of approximately $306 million for acquisitions we completed during the year ended November 30, 2012, and we paid a total purchase price of approximately $730 million for acquisitions we completed during the year ended November 30, 2011. Our consolidated financial statements include the results of operations and cash flows for these business combinations beginning on their respective dates of acquisition.

Acquisitions are a key part of our growth strategy, and we expect that they will continue to be important for us. We focus on acquisitions that have long-term growth potential, target high-growth markets, and fill a strategic need in our business portfolio as we seek to provide comprehensive solutions to our customers. Acquisitions provide us with increased organic growth potential as we integrate these new offerings for our customers.

Global Operations

Approximately 45 percent of our revenue is transacted outside of the United States; however, only about 25 percent of our revenue is transacted in currencies other than the U.S. dollar. As a result, a strengthening U.S. dollar relative to certain currencies has a negative impact on our revenue; conversely, a weakening U.S. dollar has a positive impact on our revenue. However, the impact on operating income is diminished due to certain operating expenses denominated in currencies other than the U.S. dollar. Our largest foreign currency exposures, in order of magnitude, are the British Pound, the Canadian Dollar, and the Euro. See "Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Exchange Rate Risk" for additional discussion of the impacts of foreign currencies on our operations.

Pricing information

We customize many of our sales offerings to meet individual customer needs and base our pricing on a number of factors, including the number of customer locations, the number of simultaneous users, various segmentation methods such as customer size, and the breadth of the content to be included in the offering. Because of the level of offering customization we employ, it is difficult for us to evaluate pricing impacts on a period-to-period basis. This analysis is further complicated by the fact that the offering sets purchased by customers are often not constant between periods. As a result, we are not able to precisely differentiate between pricing and volume impacts on changes in revenue.

Other Items

Cost of operating our business. We incur our cost of revenue primarily through acquiring, managing, and delivering our offerings. These costs include personnel, information technology, and occupancy costs, as well as royalty payments to third-party information providers. Royalty payments are based on the level of subscription sales from certain product offerings. Our sales, general, and administrative expenses include wages and other personnel costs, commissions, corporate occupancy costs, and marketing costs.

A large portion of our operating expenses are not directly commensurate with volume sold, particularly in our subscription-based business. Some of our revenue is driven from the sale of specifications and standards; a portion of this content is obtained from standards development organizations.

Stock-based compensation expense. We issue equity awards to our employees, almost exclusively restricted stock units, for which we record cost over the respective vesting periods. The typical vesting period is three years. As of November 30, 2013, we had approximately 2.7 million unvested stock-based awards outstanding, of which approximately 1.2 million were performance-based awards. The majority of the annual grants for our highest-ranking employees are performance-based awards. The vesting of the performance shares granted in 2012 and 2013 is principally based on achieving certain financial performance levels during fiscal years 2014 and 2015, respectively.

As of November 30, 2013, we believe that more than the target number of shares issuable for the 2014 and 2015 fiscal years will vest based on meeting certain performance targets. Using these estimates in addition to estimated 2014 grants, projected stock-based compensation expense for 2014 is expected to be approximately $185-195 million. Grant date fair values for 2014 grants that differ from our projections or a change in the actual performance levels that we achieve could result in a change in the actual amount of stock-based compensation that we recognize. For example, in the event we do not achieve the projected performance metrics for 2014 or 2015, our stock-based compensation expense could decrease. Conversely, if we exceed the projected performance metrics, our stock-based compensation could increase.

Pension and postretirement benefits. We provide the following pension and postretirement plans:

•	U.S. Retirement Income Plan (U.S. RIP) – this closed defined-benefit plan covers a substantial number of our employees in the United States.

•	U.K. Retirement Income Plan (U.K. RIP) – this frozen defined-benefit plan covers a limited number of our employees in the United Kingdom.

•	Postretirement medical plan – this plan is a contributory fixed payment plan that provides access to group rates for U.S. employees who meet specified conditions.

•	Supplemental Income Plan (SIP) – this plan is a non-qualified pension plan for certain company personnel.

During 2013, we benefited from the comprehensive review of our U.S. RIP that we undertook in 2011, which was designed to ensure that we maintained market-competitive employee benefits while decreasing volatility. As a result of the 2011 analysis, we took the following steps in 2011 and 2012:

•
Settled certain pension obligations. In 2011, we settled retiree obligations by purchasing annuities for the retiree population from a third-party insurer. In 2012, we offered lump-sum buyouts to former colleagues who were not yet receiving benefits, with nearly 60 percent of the eligible participants accepting the offer. The combination of these settlements resulted in a significant reduction in our pension obligations and assets, allowing us to reduce volatility in the plan.

•
Changed our pension plan investment strategies. Our pension plan investment strategy now creates a better match of our pension assets and pension obligations. Our aim is to have approximately 75 percent of our U.S. RIP assets invested in fixed income securities with durations similar to the expected timing of pension obligation payouts.

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

Revenue Recognition. The majority of our offerings are provided under agreements containing standard terms and conditions. Approximately 76 percent of our revenue is derived from the sale of subscriptions, which is initially deferred and then recognized ratably as delivered over the subscription period. These standard agreements typically do not require any significant judgments about when revenue should be recognized. For non-standard agreements, we generally make judgments about revenue recognition matters such as:

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

Pension and Postretirement Benefits. We account for our pension and postretirement plans in accordance with U.S. GAAP. During the fourth quarter of each fiscal year (or upon any remeasurement date), we immediately recognize net actuarial gains or losses in excess of a corridor in our operating results. The corridor amount is equivalent to ten percent of the greater of the market-related value of plan assets or the plan's benefit obligation at the beginning of the year. We use the actual fair value of plan assets at the measurement date as the measure of the market-related value of plan assets.

Our pension expense and associated pension liability as calculated under U.S. GAAP requires the use of assumptions about the estimated long-term rate of return on plan assets and the discount rate, as well as various demographic assumptions. Our pension investment strategy is designed to align the majority of our pension assets with the underlying pension liability, which minimizes volatility caused by changes in asset returns and discount rates. Our pension expense estimates are updated for actual experience through the remeasurement process in the fourth quarter, or sooner if earlier remeasurements are required. For the year ended November 30, 2013, we used a 4.5 percent expected long-term rate of return on plan assets and a 4.9 percent discount rate for the U.S. RIP; the actual return on plan assets during that period was negative 0.5 percent. The difference between actual return on plan assets and expected return on plan assets was largely mitigated by the offsetting change in the pension liability resulting from movements in the discount rate, which is consistent with our pension investment strategy.

Our pension and postretirement benefit assumptions are determined as follows:

•
We utilize a bond matching model that averages a bond universe of about 500 AA-graded non-callable bonds between the 10th and 90th percentiles for each maturity group as a proxy for setting the discount rate at year-end.

•
Asset returns are based upon the anticipated average rate of earnings expected on invested funds of the plan over the long-term. We determined our expected return on plan assets by using the discount rate (which approximates the return on the debt securities in our portfolio) with a slight uplift for the impact of the portion of plan assets invested in equity securities.

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

Discount rates and expected rates of return on plan assets are selected at the end of a given fiscal year and will impact expense in the subsequent year. A fifty-basis-point decrease in certain assumptions made at the beginning of 2013 would have resulted in the following effects on 2013 pension expense and the projected benefit obligation (PBO) as of November 30, 2013 (in thousands):

	Impact to Pension Results - U.S. RIP
Change in assumption	Increase/(Decrease) to 2013 Pre-Tax Expense	Increase/(Decrease) to November 30, 2013 PBO
50-basis-point decrease in discount rate	$6,003	$6,660
50-basis-point increase in discount rate	$(2,631)	$(6,034)
50-basis-point decrease in expected return on assets	$628	$—
50-basis-point increase in expected return on assets	$(628)	$—

	Impact to Pension Results - U.K. RIP
Change in assumption	Increase/(Decrease) to 2013 Pre-Tax Expense	Increase/(Decrease) to November 30, 2013 PBO
50-basis-point decrease in discount rate	$2,687	$4,578
50-basis-point increase in discount rate	$14	$(4,170)
50-basis-point decrease in expected return on assets	$200	$—
50-basis-point increase in expected return on assets	$(200)	$—

Stock-Based Compensation. Our stock plans provide for the grant of various equity awards, including performance-based awards. For time-based restricted stock unit grants, we calculate stock-based compensation cost by multiplying the grant date fair market value by the number of shares granted, reduced for estimated forfeitures. The estimated forfeiture rate is based on historical experience, and we periodically review our forfeiture assumptions based on actual experience.

For performance-based restricted stock unit grants, we calculate stock-based compensation cost by multiplying the grant date fair market value by the number of shares granted, reduced for estimated forfeitures. Each quarter, we evaluate the probability of the number of shares that are expected to vest and adjust our stock-based compensation expense as appropriate. For example, in the event we do not achieve the projected performance metrics for 2014 or 2015, our stock-based compensation expense would decrease. Conversely, if we exceed the projected performance metrics, our stock-based compensation would increase.

Results of Operations

Total Revenue

Total revenue for 2013 increased 20 percent compared to the same period of 2012. Total revenue for 2012 increased 15 percent compared to the same period in 2011. The table below displays the percentage point change in revenue due to organic, acquisitive, and foreign currency factors when comparing 2013 to 2012 and 2012 to 2011.

	Increase (Decrease) in Total Revenue
(All amounts represent percentage points)	Organic	Acquisitive	Foreign Currency
2013 vs. 2012	4%	17%	(1)%
2012 vs. 2011	5%	11%	(1)%

2013 vs. 2012. The four percent organic revenue growth for the year ended November 30, 2013 was primarily attributable to continued strength in our subscription-based business, which provided a six percent organic revenue growth rate for 2013. The subscription-based business represented 76 percent of total revenue. The non-subscription business decreased organically by three percent.

The acquisition-related revenue growth for 2013 was primarily due to the Polk acquisition in the third quarter of 2013. A portion of the growth was due to other acquisitions we have made in the last twelve months, as well as the run-out of acquisitions made in 2012. In addition to the Polk acquisition, our acquisitions in 2013 include the following:

•	Exclusive Analysis; the business of Dodson Data Systems; and Energy Publishing in the first quarter of 2013;

•	Fekete Associates and Waterborne Energy in the second quarter of 2013; and

•	PFC Energy in the third quarter of 2013.

Foreign currency moved adversely during 2013, compared to 2012, which resulted in a negative impact to our revenue for the period. Due to the extent of our global operations, foreign currency movements could continue to have an adverse impact on our results in the future.

2012 vs. 2011. The five percent organic revenue growth for 2012 was primarily attributable to strength in our subscription-based business, which provided an eight percent organic revenue growth rate for 2012. The subscription-based business represented approximately 76 percent of total revenue. The non-subscription business decreased organically by four percent.

The acquisition-related revenue growth for 2012 was due to acquisitions we made in 2012, as well as the run-out of acquisitions made in 2011. Acquisitions made during 2012 include the following:

•	CAPS, Displaybank, IMS Research, and BDW Automotive in the second quarter of 2012, and

•	XēDAR, CyberRegs, GlobalSpec, and Invention Machine in the third quarter of 2012.

Foreign currency moved adversely during 2012, compared to 2011, which resulted in a negative impact to our revenue for the period.

Revenue by Segment

	Year ended November 30,			% Change 2013 vs. 2012	% Change 2012 vs. 2011
(In thousands, except percentages)	2013	2012	2011
Revenue:
Americas	$1,162,582	$912,490	798,673	27%	14%
EMEA	483,373	443,385	384,441	9%	15%
APAC	194,676	173,994	142,524	12%	22%
Total revenue	$1,840,631	$1,529,869	$1,325,638	20%	15%

As a percent of total revenue:
Americas	63%	60%	60%
EMEA	26%	29%	29%
APAC	11%	11%	11%

The percentage change in each geography segment is due to the factors described in the following table.

	2013 vs. 2012			2012 vs. 2011
(All amounts represent percentage points)	Organic	Acquisitive	Foreign Currency	Organic	Acquisitive	Foreign Currency
Americas revenue	4%	24%	—%	3%	11%	—%
EMEA revenue	3%	7%	(1)%	7%	10%	(2)%
APAC revenue	7%	6%	(1)%	9%	14%	—%

2013 vs. 2012. We again experienced organic revenue growth in all three geographies, with subscription-based revenue driving the majority of the increases in each of the geographies, as subscription revenue continues to provide a stable revenue stream that generates significant cash flow. Organic growth for the Americas was driven largely by a six percent organic increase in subscription revenue, partially offset by a three percent organic decline in non-subscription revenue, reflecting a slight decline in consulting revenue and a decrease in software license revenue. EMEA's organic growth was driven largely by a six percent organic increase in subscription revenue, partially offset by a seven percent organic decline in non-subscription revenue, reflecting some continuing economic softness in the region. APAC's organic growth continues to be a solid performer, with a seven percent organic growth rate for subscriptions and a similar seven percent organic growth rate for non-subscriptions.

2012 vs. 2011. We experienced organic revenue growth in all three geographies, with subscription-based revenue driving the majority of the increases. Organic growth for the Americas was driven largely by a seven percent organic increase in subscription revenue, partially offset by a ten percent organic decline in non-subscription revenue, which was caused by significant increases in sales cycles and delays in customer decisions on key projects primarily due to macro-economic and geopolitical uncertainty. EMEA's organic growth was broad-based, with subscriptions growing at a six percent rate and non-subscriptions growing at eight percent. A portion of the non-subscription increase was primarily due to an increase in consulting revenue. APAC's organic growth was a strong contributor, with a 12 percent growth rate for subscriptions and a one percent growth rate for non-subscriptions.

Revenue by Transaction Type

	Year ended November 30,			% Change 2013 vs. 2012	% Change 2012 vs. 2011
(In thousands, except percentages)	2013	2012	2011
Revenue:
Subscription	$1,404,984	$1,157,347	$1,020,800	21%	13%
Non-subscription revenue	435,647	372,522	304,838	17%	22%
Total revenue	$1,840,631	$1,529,869	$1,325,638	20%	15%

As a percent of total revenue:
Subscription	76%	76%	77%
Non-subscription revenue	24%	24%	23%

2013 vs. 2012. Relative to the 21 percent subscription revenue growth for the year ended November 30, 2013, compared to 2012, approximately six percent is due to organic growth. This trend is especially important for us, as subscription-based revenue is at the core of our business model. Subscriptions represent a steady and predictable source of revenue for us, and we continue to see good traction in our pricing practices and stable renewal rates. The 17 percent increase in the non-subscription business was primarily due to acquisitions, with non-subscription revenue decreasing three percent organically during the year, reflecting a mix of some underperforming non-strategic assets, weakness in customers' discretionary spending globally, and the impact of the U.S. government's sequestration. We expect to see improvement in our non-subscription business in 2014, as sales pipelines appear to be strengthening.

2012 vs. 2011. Relative to the 13 percent subscription revenue growth for the year ended November 30, 2012, approximately eight percent was due to organic growth. The 22 percent increase in the non-subscription business was primarily due to acquisitions, with non-subscription revenue decreasing four percent organically during the year. Non-subscription performance in 2012 slowed in key service lines and in new license revenue as sales cycles extended and there was a pause in customers' discretionary capital and expense spending.

Operating Expenses

The following table shows our operating expenses and the associated percentages of revenue.

	Year ended November 30,			% Change 2013 vs. 2012	% Change 2012 vs. 2011
(In thousands, except percentages)	2013	2012	2011
Operating expenses:
Cost of revenue	$748,184	$624,514	$558,492	20%	12%
SG&A expense	$680,989	$534,043	$453,481	28%	18%
Depreciation and amortization expense	$158,737	$118,243	$88,039	34%	34%

As a percent of revenue:
Cost of revenue	41%	41%	42%
SG&A expense	37%	35%	34%
Depreciation and amortization expense	9%	8%	7%

Supplemental information:
SG&A expense excluding stock-based compensation	$526,809	$418,706	$370,967	26%	13%
As a percent of revenue	29%	27%	28%

Cost of Revenue

In 2013, 2012, and 2011, cost of revenue increased in line with the increase in revenue. We continue to invest in our people, platforms, processes, and products in support of our goals to increase top- and bottom-line growth.

Selling, General and Administrative (SG&A) Expense

We evaluate our SG&A expense excluding stock-based compensation expense. While we continue to invest in our business, we also strive to invest only where necessary to drive scale and growth in key industries and core markets. SG&A expense has consequently remained relatively flat as a percentage of revenue for 2013, 2012, and 2011.

Our stock-based compensation expense has continued to increase each year as a result of an increase in the number of employees, an increase in our stock price, and the achievement or overachievement of certain performance metrics. Although we don't intend to increase our share grant levels, if our stock price appreciates, we would expect increased stock-based compensation expense in future years.

Depreciation and Amortization Expense

For 2013, compared to 2012, depreciation and amortization expense increased primarily due to the increase in depreciable and amortizable assets from acquisitions, as well as an increase of approximately $26 million in capital expenditures related to our various infrastructure initiatives. For 2012, compared to 2011, our depreciation and amortization expense increased primarily due to the increase in depreciable and amortizable assets from acquisitions, as well as an increase of approximately $10 million in capital expenditures.

Restructuring

We incurred $13 million of restructuring charges during 2013, which is consistent with 2012 levels and significantly higher than 2011. We continue to realize benefits with respect to Vanguard and other company initiatives that allow us to simplify our processes and standardize our platforms in order to enable our existing workforce to accomplish more with the same or fewer resources.

Acquisition-related Costs

We incurred $23 million of costs in 2013 for acquisition-related activities primarily related to the Polk acquisition. Acquisition-related costs for 2013 included investment adviser fees, severance, a lease abandonment, and legal and professional fees. Because acquisitions are a key component of our growth strategy, we expect that we will continue to incur similar costs for future acquisitions.

We incurred $4 million of acquisition-related costs in 2012 and $8 million of acquisition-related costs in 2011. The increase in 2013 is primarily attributable to costs related to the Polk acquisition.

Pension and Postretirement Expense

The following table shows the components of net periodic pension and postretirement expense:

	Year ended November 30,
(In thousands)	2013	2012	2011

Net service cost	$8,999	$7,996	$3,101
Settlement expense	—	4,930	21,359
Fourth quarter mark-to-market adjustment	2,620	11,991	20,535
Total	$11,619	$24,917	$44,995

In 2011 and 2012, pension and postretirement expense was considerably higher than it had been historically due to the settlement costs incurred to annuitize retirees in 2011 and to facilitate the lump-sum buyout offers that we made in 2012. The fourth quarter mark-to-market adjustments in 2011 and 2012 were significantly higher than in 2013 due to the annuitization and lump-sum settlement buyout offers. The 2013 fourth quarter mark-to-market adjustment was largely due to updated actuarial census data assumptions. We exclude settlement expense and the fourth quarter mark-to-market adjustment from our Adjusted EBITDA metric, as we do not regard those items to be indicative of ongoing operating performance.

We expect 2014 net service cost, prior to any fourth quarter mark-to-market adjustments, to be approximately $11 million.  As we have completed the major elements of our U.S. RIP redesign as previously outlined, we did not incur any settlement expense in 2013 and don't expect to incur any settlement expense in 2014.

Operating Income by Segment

	Year ended November 30,			% Change 2013 vs. 2012	% Change 2012 vs. 2011
(In thousands, except percentages)	2013	2012	2011
Operating income:
Americas	$303,803	$262,953	$224,699	16%	17%
EMEA	81,048	95,144	82,314	(15)%	16%
APAC	42,089	46,042	44,452	(9)%	4%
Shared services	(228,736)	(196,852)	(178,997)
Total operating income	$198,204	$207,287	$172,468	(4)%	20%

As a percent of segment revenue:
Americas	26%	29%	28%
EMEA	17%	21%	21%
APAC	22%	26%	31%

2013 vs. 2012. The decrease in Americas operating income margin was primarily driven by increases in depreciation expense (associated with increasing capital expenditures), amortization expense (primarily associated with intangible assets acquired through the Polk acquisition), and acquisition-related costs (primarily associated with the Polk acquisition). Because of the significance of the intangible assets acquired in the Polk acquisition and Polk's significant Americas presence, we anticipate that operating income margin for the Americas will continue to be lower than in previous years.

The decrease in EMEA operating income margin was primarily driven by product mix, investment in growth, and increased selling costs. Increases in intangible asset amortization and acquisition-related costs, as well as a loss on sale of EMEA assets, further contributed to the decline.

The decrease in APAC operating income margin was primarily due to product mix changes and continued investment in our sales and operations teams in the region.

Shared services operating expense increased primarily because of the increase in stock-based compensation expense for 2013. We allocate all stock-based compensation expense to our shared services function. A portion of this increase was offset by a decrease in pension and postretirement expense.

2012 vs. 2011. The increase to Americas operating income margin was primarily driven by cost management efforts in the region. EMEA operating income margin was relatively flat as a percentage of segment revenue. As with the Americas, we continued to manage costs in the EMEA region, despite increases in depreciation and amortization costs when compared with the prior year. The decrease in APAC operating income margin was largely due to increased investment in our sales and operations teams in the region.

Shared services operating expense increased primarily because of the increase in stock-based compensation expense for 2012. A portion of this increase was offset by a decrease in pension and postretirement expense.

Provision for Income Taxes

Our effective tax rate for the year ended November 30, 2013 was 14.9 percent, compared to 15.7 percent in 2012 and 16.5 percent in 2011. The effective tax rate for fiscal year 2013 varied from the effective tax rates for fiscal years 2012 and 2011 primarily as a result of higher profit levels, lower tax rates, and incentive credits in our foreign tax jurisdictions. Due in part to the significant U.S. presence of the Polk business, we expect that our effective tax rate will increase next year.

Adjusted EBITDA (non-GAAP measure)

	Year ended November 30,			% Change 2013 vs. 2012	% Change 2012 vs. 2011
(In thousands, except percentages)	2013	2012	2011

Net income	$131,733	$158,168	$135,415	(17)%	17%
Interest income	(1,271)	(999)	(862)
Interest expense	44,582	20,573	11,346
Provision for income taxes	23,059	29,564	26,695
Depreciation	48,799	36,131	23,845
Amortization	109,938	82,112	64,194
EBITDA	$356,840	$325,549	$260,633	10%	25%
Stock-based compensation expense	162,451	121,543	86,194
Restructuring charges	13,458	16,829	1,242
Acquisition-related costs	23,428	4,147	8,000
Impairment of assets	1,629	—	—
Loss on sale of assets	1,241	—	—
Pension mark-to-market and settlement expense	2,620	16,922	44,648
Income from discontinued operations, net	101	(19)	(126)
Adjusted EBITDA	$561,768	$484,971	$400,591	16%	21%
Adjusted EBITDA as a percentage of revenue	30.5%	31.7%	30.2%

Our Adjusted EBITDA margin performance for 2013 decreased primarily as a result of significant 2013 acquisition activity and discrete one-time investments. We anticipate that margins will increase in 2014, as we expect to see improvements in our core margins and in our recent acquisition portfolio margins as we more fully integrate those acquisitions into the business.

Our 2012 adjusted EBITDA increased primarily because of our organic subscription revenue growth, acquisitions, and the leverage in our business model, despite the fact we continued to invest substantially in both the core business and in key transformative initiatives.

Financial Condition

(In thousands, except percentages)	As of November 30, 2013	As of November 30, 2012	Dollar change	Percent change
Accounts receivable, net	$459,263	$372,117	$87,146	23%
Accrued compensation	$89,460	$50,497	$38,963	77%
Deferred revenue	$560,010	$515,318	$44,692	9%

The increase in our accounts receivable balance was primarily due to the acquisitions we made in 2013. The increase in accrued compensation was primarily due to the higher attainment of certain performance objectives associated with our annual incentive plan, as well as an increase in accrued payroll and an increase in accrued bonus for employees recently added through acquisitions. The increase in deferred revenue was due to organic growth and acquisitions.

Liquidity and Capital Resources

As of November 30, 2013, we had cash and cash equivalents of $258 million, of which approximately $191 million was held by our foreign subsidiaries. The cash held by our foreign subsidiaries is not available to fund domestic operations, as we have deemed the earnings of these subsidiaries to be indefinitely reinvested. We also had $2.2 billion of debt as of November 30, 2013, which has resulted in an increase in interest expense in 2013, and we expect that the increased debt will continue to increase our interest expense for the near future. For 2013, our free cash flow was $405 million and the ratio of free cash flow to Adjusted EBITDA was 72 percent. Because of our cash, debt, and cash flow positions, we believe we will have sufficient cash to meet our ongoing working capital and capital expenditure needs.

Historically, we were not required to make cash contributions to our U.S. RIP pension plan because of its funded status. However, due to the global economic downturn, which negatively impacted the returns on our pension assets, we were required to make a cash contribution to our U.S. RIP in fiscal 2012. In considering that requirement and the various changes to our pension strategy, including the annuitization of retiree pension obligations, bringing our pension deficit current, and funding our 2012 pension costs, we made a $65 million contribution to the pension plan in December 2011, the first month of our 2012 fiscal year. Approximately $57 million of the contribution was used for the annuitization and bringing our deficit current, with the remaining $8 million used to fund expected 2012 pension costs. In December 2012, the first month of our 2013 fiscal year, we made a $10 million contribution to the pension plan to fund estimated 2013 pension costs. We are not required to and do not expect to contribute to the U.S. RIP in 2014.

During the third quarter of 2013, we completed the Polk acquisition, which we funded with a combination of cash and stock. We funded the cash portion of the transaction consideration using cash on hand, cash from our existing revolver, and a new bank term loan. Our credit agreements require a systematic reduction in our leverage ratio (as defined in "Item 8 - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 8" in Part II of this Form 10-K) of 25 basis points per quarter for the first year, ending at a 3.00 to 1.00 leverage ratio effective for the quarter ending August 31, 2014 and thereafter. This leverage ratio covenant will require us to use cash flows from ongoing operations or equity financing to reduce our debt to the required levels. As of November 30, 2013, our leverage ratio was 3.41x compared to a maximum permitted leverage ratio at November 30, 2013 of 3.75x. We are continuing to reduce our leverage ratio.

Our future capital requirements will depend on many factors, including the level of future acquisitions, the need for additional facilities or facility improvements, the timing and extent of spending to support product development efforts, information technology infrastructure investments, investments in our internal business applications, and the continued market acceptance of our offerings. We could be required, or could elect, to seek additional funding through public or private equity or debt financings; however, additional funds may not be available on terms acceptable to us. We currently expect our capital expenditures to be approximately five to six percent of revenue in 2014.

Cash Flows

	Year ended November 30,			% Change 2013 vs. 2012	% Change 2012 vs. 2011
(In thousands, except percentages)	2013	2012	2011
Net cash provided by operating activities	$496,155	$314,373	$342,050	58%	(8)%
Net cash used in investing activities	$(1,571,897)	$(375,260)	$(793,238)	319%	(53)%
Net cash provided by financing activities	$1,006,450	$179,411	$482,817	461%	(63)%

2013 vs. 2012. The increase in net cash provided by operating activities was largely due to continued business performance improvements. Part of the improvement also came from decreased funding of the U.S. RIP ($10 million in 2013, compared to $65 million in 2012), additive cash flow from recent acquisitions (most notably from the Polk acquisition), and favorable cash tax refund timing. Our subscription-based business model continues to be a cash flow generator that is aided by positive working capital characteristics that do not generally require substantial working capital increases to support our growth.

The increase in net cash used in investing activities was principally due to the Polk acquisition that we completed in 2013. Part of the increase was also attributable to increased capital expenditures associated with continued investment in our product development and infrastructure initiatives.

The increase in net cash provided by financing activities for 2013 was principally due to the significant amount of borrowings that we used to fund the Polk acquisition, in addition to the associated debt issuance costs. In the fourth quarter of 2012, we began a treasury share repurchase program that we continued through the first quarter of 2013; the total purchase price was approximately $96 million, with $50 million purchased in the fourth quarter of 2012 and $46 million purchased in the first quarter of 2013.

2012 vs. 2011. The decrease in net cash provided by operating activities was principally due to the $65 million pension funding contribution we made in December 2011, partially offset by continued improvements in business performance.

The decrease in net cash used in investing activities was principally due to smaller acquisitions that we completed in 2012 compared to 2011, particularly the $502 million acquisition of Seismic Micro-Technology (SMT) in 2011. Part of the decrease was offset by increased capital expenditures associated with continued investment in the business.

The decrease in net cash provided by financing activities for 2012 was principally due to the significant amount of borrowings against our credit facility in 2011 that we used to fund the acquisition of SMT. In 2012, we also began a treasury share repurchase program in the fourth quarter that contributed to significant financing cash outflows.

Free Cash Flow (non-GAAP measure)

The following table reconciles our non-GAAP free cash flow measure to net cash provided by operating activities.

	Year ended November 30,			% Change 2013 vs. 2012	% Change 2012 vs. 2011
(In thousands, except percentages)	2013	2012	2011
Net cash provided by operating activities	$496,155	$314,373	$342,050
Capital expenditures on property and equipment	(90,734)	(64,732)	(54,340)
Free cash flow	$405,421	$249,641	$287,710	62%	(13)%

Our free cash flow has historically been very healthy and should allow us to reduce our leverage ratio in 2014. We expect that it will continue to be a significant source of funding for our business strategy of growth through organic and acquisitive means.

Credit Facility and Other Debt

Please refer to "Item 8 - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 8" in Part II of this Form 10-K for a discussion of the current status of our term loans and revolving credit agreement.

Share Repurchase Programs

Please refer to Part II, Item 5 and "Item 8 - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 16" in Part II of this Form 10-K for a discussion of our share repurchase programs.

Off-Balance Sheet Transactions

We have no off-balance sheet transactions.

Contractual Obligations and Commercial Commitments

We have various contractual obligations and commercial commitments that are recorded as liabilities in our consolidated financial statements. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our consolidated financial statements but are required to be disclosed. The following table summarizes our contractual obligations and commercial commitments as of November 30, 2013, along with the obligations associated with our term loans, and the future periods in which such obligations are expected to be settled in cash (in thousands):

		Payment due by period
Contractual Obligations and Commercial Commitments	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Term loan debt and interest	$1,496,228	$186,203	$830,436	$479,589	$—
Operating lease obligations	272,101	53,374	90,413	70,284	58,030
Unconditional purchase obligations	50,763	24,034	23,232	3,497	—
Total	$1,819,092	$263,611	$944,081	$553,370	$58,030

We have four pension and postretirement benefit plans, with the following estimated cash contributions for 2014:

•	U.S. RIP – We currently do not expect to make a contribution to the U.S. RIP in 2014.

•	U.K. RIP – We expect to contribute approximately $1.8 million to the U.K. RIP in 2014.

•	SIP – We expect to contribute approximately $0.8 million to the SIP during 2014.

•	Postretirement medical plan – We expect to contribute approximately $0.8 million to the postretirement medical plan during 2014.

In addition to the term loan debt, we also have $770 million of outstanding borrowings under our credit facility revolver at a current annual interest rate of 2.43 percent. The credit facility has a five-year term ending in January 2016. We also have approximately $8 million in capital lease obligations.

Recent Accounting Pronouncements

Please refer to "Item 8 - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 2" in Part II of this Form 10-K for a discussion of recent accounting pronouncements and their anticipated effect on our business.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk refers to potential losses from adverse changes in market rates and prices. We are exposed to market risk primarily in the form of interest rate, foreign currency exchange rate, and credit risk. We actively monitor these exposures. In order to manage these exposures, we use derivative financial instruments, including interest rate swaps and foreign currency forwards. Our objective is to reduce fluctuations in revenue, earnings, and cash flows resulting from changes in interest rates and foreign currency rates. We do not use derivatives for speculative purposes.

Interest Rate Risk

As of November 30, 2013, we had no investments other than cash and cash equivalents and therefore we were not exposed to material interest rate risk on investments.

Our credit facility and other term loan borrowings are subject to variable interest rates. We use interest rate swaps in order to fix a portion of our variable rate debt as part of our overall interest rate risk management strategy. As of November 30, 2013, we had $2,167 million of floating-rate debt at a 2.44 percent weighted-average interest rate, of which $100 million was subject to effective floating-to-fixed interest rate swaps. A hypothetical increase in interest rates of 100 basis points applied to our floating rate indebtedness would increase annual interest expense by approximately $21 million ($22 million without giving effect to any of our interest rate swaps).

Foreign Currency Exchange Rate Risk

Our consolidated financial statements are expressed in U.S. dollars, but a portion of our business is conducted in currencies other than U.S. dollars. Changes in the exchange rates for such currencies into U.S. dollars can affect our revenues, earnings, and the carrying values of our assets and liabilities in our consolidated balance sheet, either positively or negatively. Fluctuations in foreign currency rates increased (decreased) our revenues by $(8) million, $(9) million, and $16 million for the years ended November 30, 2013, 2012, and 2011, respectively, and increased our operating income by $(0.1) million, $1 million, and $1 million for the same respective periods. The translation effects of changes in exchange rates in our consolidated balance sheet are recorded within the cumulative translation adjustment component of our stockholders’ equity. In 2013, we recorded a cumulative translation loss of $11 million, reflecting changes in exchange rates of various currencies compared to the U.S. dollar.

A hypothetical ten percent change in the currencies that we are primarily exposed to would have impacted our 2013 revenue and operating income by approximately $43 million and $5 million, respectively. Approximately 75% of total revenue was earned in subsidiaries with the U.S. dollar as the functional currency.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of IHS Inc.

We have audited the accompanying consolidated balance sheets of IHS Inc. (the Company) as of November 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, cash flows, and changes in stockholders' equity for each of the three years in the period ended November 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IHS Inc. at November 30, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), IHS Inc.'s internal control over financial reporting as of November 30, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated January 13, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young

Denver, Colorado
January 13, 2014

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2013, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of November 30, 2013.

Our management's evaluation did not include assessing the effectiveness of internal control over financial reporting at R. L. Polk & Co. (Polk), which was acquired on July 15, 2013. Polk was included in our consolidated financial statements and constituted $1.628 billion and $1.301 billion of total and net assets, respectively, as of November 30, 2013, and $165.9 million and $14.4 million of revenues and net income, respectively, for the year then ended. The net income generated by the Polk business includes amortization expense related to the acquired intangible assets and interest expense related to borrowings made to effect the acquisition.

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

Date: January 13, 2014

/s/ Scott Key
Scott Key
President and Chief Executive Officer

/s/ Todd S. Hyatt
Todd S. Hyatt
Executive Vice President, Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of IHS Inc.

We have audited IHS Inc.'s internal control over financial reporting as of November 30, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). IHS Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of R. L. Polk & Co. (Polk), which was acquired on July 15, 2013. Polk was included in the 2013 consolidated financial statements of IHS Inc. and constituted $1.628 billion and $1.301 billion of total and net assets, respectively, as of November 30, 2013, and $165.9 million and $14.4 million of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of IHS Inc. also did not include an evaluation of the internal control over financial reporting of Polk.

In our opinion, IHS Inc. maintained, in all material respects, effective internal control over financial reporting as of November 30, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of IHS Inc. as of November 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, cash flows, and changes in stockholders' equity for each of the three years in the period ended November 30, 2013 of IHS Inc. and our report dated January 13, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young

Denver, Colorado
January 13, 2014

IHS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per-share amounts)

	As of	As of
	November 30, 2013	November 30, 2012
Assets
Current assets:
Cash and cash equivalents	$258,367	$345,008
Accounts receivable, net	459,263	372,117
Income tax receivable	—	20,464
Deferred subscription costs	49,327	47,065
Deferred income taxes	70,818	55,084
Other	43,065	24,145
Total current assets	880,840	863,883
Non-current assets:
Property and equipment, net	245,566	163,013
Intangible assets, net	1,144,464	554,552
Goodwill	3,065,181	1,959,223
Other	23,562	8,540
Total non-current assets	4,478,773	2,685,328
Total assets	$5,359,613	$3,549,211
Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$395,527	$170,102
Accounts payable	57,001	52,079
Accrued compensation	89,460	50,497
Accrued royalties	36,289	33,637
Other accrued expenses	98,187	55,304
Income tax payable	9,961	—
Deferred revenue	560,010	515,318
Total current liabilities	1,246,435	876,937
Long-term debt	1,779,065	890,922
Accrued pension and postretirement liability	27,191	30,027
Deferred income taxes	361,267	139,235
Other liabilities	38,692	27,732
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.01 par value per share, 160,000,000 shares authorized, 67,901,101 and 67,621,367 shares issued, and 67,382,298 and 65,577,530 shares outstanding at November 30, 2013 and November 30, 2012, respectively	679	676
Additional paid-in capital	788,670	681,409
Treasury stock, at cost: 518,803 and 2,043,837 shares at November 30, 2013 and November 30, 2012, respectively	(45,945)	(139,821)
Retained earnings	1,220,520	1,088,787
Accumulated other comprehensive loss	(56,961)	(46,693)
Total stockholders’ equity	1,906,963	1,584,358
Total liabilities and stockholders’ equity	$5,359,613	$3,549,211
See accompanying notes.

IHS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per-share amounts)

	Year ended November 30,
	2013	2012	2011
Revenue	$1,840,631	$1,529,869	$1,325,638
Operating expenses:
Cost of revenue	748,184	624,514	558,492
Selling, general and administrative	680,989	534,043	453,481
Depreciation and amortization	158,737	118,243	88,039
Restructuring charges	13,458	16,829	1,242
Acquisition-related costs	23,428	4,147	8,000
Net periodic pension and postretirement expense	11,619	24,917	44,995
Other expense (income), net	6,012	(111)	(1,079)
Total operating expenses	1,642,427	1,322,582	1,153,170
Operating income	198,204	207,287	172,468
Interest income	1,271	999	862
Interest expense	(44,582)	(20,573)	(11,346)
Non-operating expense, net	(43,311)	(19,574)	(10,484)
Income from continuing operations before income taxes	154,893	187,713	161,984
Provision for income taxes	(23,059)	(29,564)	(26,695)
Income from continuing operations	131,834	158,149	135,289
Income (loss) from discontinued operations, net	(101)	19	126
Net income	$131,733	$158,168	$135,415

Basic earnings per share
Income from continuing operations	$1.98	$2.40	$2.08
Income (loss) from discontinued operations, net	—	—	—
Net income	$1.98	$2.40	$2.09
Weighted average shares used in computing basic earnings per share	66,434	65,840	64,938

Diluted earnings per share
Income from continuing operations	$1.95	$2.37	$2.06
Income (loss) from discontinued operations, net	—	—	—
Net income	$1.95	$2.37	$2.06
Weighted average shares used in computing diluted earnings per share	67,442	66,735	65,716

See accompanying notes.

IHS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year ended November 30,
	2013	2012	2011
Net income	$131,733	$158,168	$135,415
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on hedging activities (1)	26	(307)	(1,918)
Net pension liability adjustment (2)	897	(3,421)	5,375
Foreign currency translation adjustment	(11,191)	6,237	6,680
Total other comprehensive income (loss)	(10,268)	2,509	10,137
Comprehensive income	$121,465	$160,677	$145,552

(1) Net of tax benefit of $74, $188, and $1,175 for the years ended November 30, 2013, 2012, and 2011, respectively.
(2) Net of tax benefit (expense) of $(259), $1,382, and $(3,131) for the years ended November 30, 2013, 2012, and 2011, respectively.

IHS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended November 30,
	2013	2012	2011
Operating activities:
Net income	$131,733	$158,168	$135,415
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	158,737	118,243	88,039
Stock-based compensation expense	162,451	121,543	86,194
Impairment of assets	1,629	—	—
Excess tax benefit from stock-based compensation	(14,334)	(13,199)	(9,943)
Net periodic pension and postretirement expense	11,619	24,917	44,648
Pension and postretirement contributions	(13,299)	(68,339)	—
Deferred income taxes	(34,312)	(16,451)	(1,683)
Change in assets and liabilities:
Accounts receivable, net	(24,427)	(35,410)	(35,137)
Other current assets	(672)	(2,246)	(1,508)
Accounts payable	(10,069)	22,383	(4,302)
Accrued expenses	50,753	(17,567)	5,267
Income tax payable	65,887	21,220	(9,082)
Deferred revenue	10,378	692	43,757
Other liabilities	81	419	385
Net cash provided by operating activities	496,155	314,373	342,050
Investing activities:
Capital expenditures on property and equipment	(90,734)	(64,732)	(54,340)
Acquisitions of businesses, net of cash acquired	(1,487,034)	(306,268)	(730,058)
Intangible assets acquired	—	(3,700)	(2,985)
Change in other assets	1,347	1,708	(5,687)
Settlements of forward contracts	4,524	(2,268)	(168)
Net cash used in investing activities	(1,571,897)	(375,260)	(793,238)
Financing activities:
Proceeds from borrowings	1,375,000	750,001	954,031
Repayment of borrowings	(268,909)	(493,080)	(444,775)
Payment of debt issuance costs	(17,360)	(824)	(6,326)
Excess tax benefit from stock-based compensation	14,334	13,199	9,992
Proceeds from the exercise of employee stock options	549	2,938	2,144
Repurchases of common stock	(97,164)	(92,823)	(32,249)
Net cash provided by financing activities	1,006,450	179,411	482,817
Foreign exchange impact on cash balance	(17,349)	(8,201)	2,321
Net increase (decrease) in cash and cash equivalents	(86,641)	110,323	33,950
Cash and cash equivalents at the beginning of the period	345,008	234,685	200,735
Cash and cash equivalents at the end of the period	$258,367	$345,008	$234,685

See accompanying notes.

IHS INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

	Shares of Class A Common Stock	Class A Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at November 30, 2010	64,249	$662	$541,108	$(101,554)	$795,204	$(59,339)	$1,176,081
Stock-based award activity	873	13	85,389	(32,249)	—	—	53,153
Excess tax benefit on vested shares	—	—	9,943	—	—	—	9,943
Net income	—	—	—	—	135,415	—	135,415
Other comprehensive income	—	—	—	—	—	10,137	10,137
Balance at November 30, 2011	65,122	675	636,440	(133,803)	930,619	(49,202)	1,384,729
Stock-based award activity	1,019	1	31,770	43,769	—	—	75,540
Excess tax benefit on vested shares	—	—	13,199	—	—	—	13,199
Repurchases of common stock	(563)	—	—	(49,787)	—	—	(49,787)
Net income	—	—	—	—	158,168	—	158,168
Other comprehensive income	—	—	—	—	—	2,509	2,509
Balance at November 30, 2012	65,578	676	681,409	(139,821)	1,088,787	(46,693)	1,584,358
Stock-based award activity	938	3	64,383	37,123	—	—	101,509
Excess tax benefit on vested shares	—	—	14,334	—	—	—	14,334
Repurchases of common stock	(468)	—	—	(46,189)	—	—	(46,189)
Shares issued for acquisition	1,334	—	28,544	102,942	—	—	131,486
Net income	—	—	—	—	131,733	—	131,733
Other comprehensive loss	—	—	—	—	—	(10,268)	(10,268)
Balance at November 30, 2013	67,382	$679	$788,670	$(45,945)	$1,220,520	$(56,961)	$1,906,963
See accompanying notes.

IHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business

We are a leading source of information, insight and analytics in critical areas that shape today's business landscape. Businesses and governments in more than 165 countries around the globe rely on our comprehensive content, expert independent analysis, and flexible delivery methods. Our aim is to embed our solutions within the entire spectrum of our customers’ organization, enabling executive level capital deployment strategies and following decision-making activities throughout their organizations to front-line employees tasked with managing their company’s complex core daily operations. We have been in business since 1959 and became a publicly traded company on the New York Stock Exchange in 2005. Headquartered in Englewood, Colorado, USA, we are committed to sustainable, profitable growth and employ approximately 8,000 people in more than 31 countries around the world.

We have organized our business around our customers and the geographies in which they reside: Americas, which includes the United States, Canada, and Latin America; EMEA, which includes Europe, the Middle East, and Africa; and APAC, or Asia Pacific. Our integrated global organization makes it easier for our customers to do business with us by providing a cohesive, consistent, and effective sales-and-marketing approach in each local geography. We sell our offerings primarily through subscriptions, which tend to generate recurring revenue and cash flow for us. Our subscription agreements are typically non-cancellable and may contain provisions for minimum monthly payments. We have historically seen high renewal rates. For subscription revenue, the timing of our cash flows generally precedes the recognition of revenue and income.

Our business has seasonal aspects. Our fourth quarter typically generates our highest quarterly levels of revenue and profit. Conversely, our first quarter generally has our lowest quarterly levels of revenue and profit. We also experience event-driven seasonality in our business; for instance, IHS CERAWeek, our annual energy executive gathering, is held during our second quarter. Another example is the biennial release (previously triennial release) of the Boiler Pressure Vessel Code (BPVC) engineering standard, which generates revenue for us predominantly in the third quarter of every other year. The BPVC benefit most recently occurred in the third quarter of 2013.

2.	Significant Accounting Policies

Fiscal Year End
Our fiscal year ends on November 30 of each year. References herein to individual years mean the year ended November 30. For example, 2013 means the year ended November 30, 2013.

Consolidation Policy
The consolidated financial statements include the accounts of all wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates have been made in areas that include revenue recognition, valuation of long-lived and intangible assets and goodwill, income taxes, pension and postretirement benefits, and stock-based compensation. Actual results could differ from those estimates.

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

Fair Value Measurements
Fair value is determined based on the assumptions that market participants would use in pricing the asset or liability. We utilize the following fair value hierarchy in determining fair values:

Level 1 – Quoted prices for identical assets or liabilities in active markets.

Level 2 – Inputs other than quoted prices within Level 1 that are observable either directly or indirectly, including quoted prices in markets that are not active, quoted prices in active markets for similar assets or liabilities, and observable inputs other than quoted prices such as interest rates or yield curves.

Level 3 – Unobservable inputs reflecting our view about the assumptions that market participants would use in pricing the asset or liability.

Our cash, accounts receivable, and accounts payable are all short-term in nature; therefore, the carrying value of these items approximates their fair value. The carrying value of our debt instruments approximate their fair value because of the variable interest rate associated with those instruments. Our derivatives, as further described in Note 7, are measured at fair value on a recurring basis by reference to similar transactions in active markets; consequently, we have classified those financial instruments within Level 2 of the fair value hierarchy. Our pension plan assets, as further described in Note 13, are measured at fair value on a recurring basis by reference to similar assets in active markets and are therefore also classified within Level 2 of the fair value hierarchy.

Revenue Recognition
Revenue is recognized when all of the following criteria have been met: (a) persuasive evidence of an arrangement exists, (b) delivery has occurred or services have been rendered, (c) the price to the customer is fixed or determinable, and (d) collectibility is reasonably assured.

The majority of our revenue is derived from the sale of subscriptions. Our subscription agreements are typically non-cancellable and may contain provisions for minimum monthly payments. For subscription revenue, the timing of our cash flows generally precedes the recognition of revenue and income, as we defer any initial payments and recognize revenue ratably as delivered over the subscription period.

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

Deferred Subscription Costs
Deferred subscription costs represent royalties and certain dealer commissions associated with customer subscriptions. These costs are deferred and amortized to expense over the period of the subscriptions.

Property and Equipment
Land, buildings and improvements, machinery and equipment are stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements	7	to	30	years
Capitalized software	3	to	7	years
Computers and office equipment	3	to	10	years

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

We review the carrying amounts of long-lived assets such as property and equipment to determine whether current events or circumstances indicate their value may be impaired. A long-lived asset with a finite life is considered to be impaired if its carrying value exceeds the estimated future undiscounted cash flows to be derived from it. Any impairment is measured by the amount that the carrying value of such assets exceeds their fair value, primarily based on estimated discounted cash flows. Considerable management judgment is necessary to estimate the fair value of assets. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value, less cost to sell.

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

Finite-lived intangible assets
Identifiable intangible assets with finite lives are generally amortized on a straight-line basis over their respective lives, as follows:

Information databases	2	to	15	years
Customer relationships	1	to	17	years
Non-compete agreements	1	to	5	years
Developed computer software	3	to	10	years
Trademarks	1	to	15	years
Other	1	to	8	years

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

Goodwill
We test goodwill for impairment on a reporting unit level. A reporting unit is a group of businesses (i) for which discrete financial information is available and (ii) that have similar economic characteristics. We have determined that our segments are also our reporting units. We test goodwill for impairment using the following two-step approach:

•We first determine the fair value of each reporting unit. If the fair value of a reporting unit is less than its carrying value, this is an indicator that the goodwill assigned to that reporting unit might be impaired, which requires performance of the second step. We determine the fair value of our reporting units based on projected future discounted cash flows, which, in turn, are based on our views of uncertain variables such as growth rates, anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. There were no deficiencies in reporting unit fair values versus carrying values in the fiscal years ended November 30, 2013, 2012, and 2011.

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

Pension and Other Postretirement Benefits
During the fourth quarter of each fiscal year (or upon any remeasurement date), we immediately recognize net actuarial gains or losses in excess of a corridor in our operating results. The corridor amount is equivalent to ten percent of the greater of the market-related value of plan assets or the plan's benefit obligation at the beginning of the year. We use the actual fair value of plan assets at the measurement date as the measure of the market-related value of plan assets.

Treasury Stock
For all stock retention and buyback programs and transactions, we utilize the cost method of accounting. We employ the weighted-average cost method as our costing method for treasury stock transactions.

Earnings per Share
Basic earnings per share (EPS) is computed by dividing net income by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted EPS is computed using the weighted-average number of shares of Class A common stock and dilutive potential shares of Class A common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities were exercised or converted into shares of Class A common stock.

Advertising Costs
Production costs are expensed as of the first date that the advertisements take place. Advertising expense was approximately $12.7 million for 2013 and was primarily comprised of Polk and CARFAX advertising; advertising expense for 2012 and 2011 was insignificant.

Foreign Currency
The functional currency of each of our foreign subsidiaries is typically such subsidiary’s local currency. Assets and liabilities are translated at period-end exchange rates. Income and expense items are translated at weighted-average rates of exchange prevailing during the year. Any translation adjustments are included in other comprehensive income. Transactions executed in different currencies resulting in exchange adjustments are translated at spot rates and resulting foreign-exchange-transaction gains and losses are included in the results of operations.

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

Reclassification
Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

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

In February 2013, the FASB issued guidance on the reporting of reclassifications out of accumulated other comprehensive income (AOCI) that will become effective for us in the first quarter of 2014. Under the new guidance, an entity is required to report the effect of significant reclassifications out of AOCI on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For amounts not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other GAAP disclosures that provide additional detail about those amounts. We do not expect these changes to impact our consolidated financial statements other than the change in disclosures.

3.	Business Combinations

During the year ended November 30, 2013, we completed the following acquisitions, among others:

Exclusive Analysis and the business of Dodson Data Systems. On December 12, 2012, we announced the completion of two strategic acquisitions: Exclusive Analysis, a specialist intelligence company that forecasts political and violent risks worldwide, and the business of Dodson Data Systems, a leading provider of strategic information for companies engaged in oil and gas operations located in the Gulf of Mexico and the United States. We acquired these two businesses in order to augment our existing product portfolio by providing our customers with additional information, forecasting, and analytics.

Energy Publishing Inc. (Energy Publishing). On December 31, 2012, we acquired Energy Publishing, a leading provider of North American and Australasian coal intelligence. We acquired Energy Publishing in order to strengthen our position in coal intelligence and give us an immediate presence and deep coverage in North American and Australasian coal markets, complementing our existing global Energy and Power product offerings.

Fekete Associates. On April 5, 2013, we acquired Fekete Associates, a leading provider of integrated reservoir management software and services to the oil and gas industry. We acquired Fekete in order to combine Fekete's workflow tools with our existing energy information products to create efficiencies for customers by helping them make timely exploration and production decisions.

Waterborne Energy. On May 13, 2013, we acquired Waterborne Energy, a company that provides global research, analysis, and price information in the Liquefied Petroleum Gas (LPG) and Liquefied Natural Gas (LNG) sector. We acquired Waterborne in order to help us provide our customers with comprehensive and complete LPG and LNG intelligence that will aid them in making key business decisions regarding demand, supply, and pricing. The purchase price allocation for this acquisition is preliminary and may change upon completion of the determination of fair value.

PFC Energy. On June 19, 2013, we acquired PFC Energy, a provider of upstream and downstream energy information, research, and analysis. We acquired PFC Energy because of its product offering set, geographical footprint, and customer relationships, all of which are complementary to IHS and bring greater depth and breadth in key areas of the IHS energy solution set.

R. L. Polk & Co. (Polk). On July 15, 2013, we acquired Polk, a recognized leader in providing automotive information and analytics solutions, for approximately $1.4 billion, consisting of approximately $1.25 billion in cash, net of cash acquired, and 1,334,477 shares of our common stock (at a value of $131.5 million), which we issued from our treasury stock. The cash portion of the transaction was funded with cash on hand, cash from our amended existing revolver, and a new bank term loan. We acquired Polk in order to further establish our automotive business as a strategic partner for the automotive industry worldwide.

We have included revenue and expenses attributable to Polk in the appropriate geographic segment (principally the Americas) from the date of acquisition. The Polk acquisition contributed $165.9 million of revenue and $14.4 million of income from continuing operations for the post-acquisition period ended November 30, 2013.

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

	Year ended November 30,
Supplemental pro forma financial information (Unaudited)	2013	2012
	(In thousands, except per share data)
Total revenue	$2,105,314	$1,923,901
Net income	$102,107	$160,991
Diluted earnings per share	$1.50	$2.37

The 2013 pro forma net income excludes $26.4 million of one-time change in control and transaction costs.

The following table summarizes the purchase price allocation, net of acquired cash, for all acquisitions completed in 2013 (in thousands):

	Polk	All others	Total
Assets:
Current assets	$87,076	$16,524	$103,600
Property and equipment	32,311	2,759	35,070
Intangible assets	620,700	83,646	704,346
Goodwill	935,450	170,224	1,105,674
Other long-term assets	11,032	210	11,242
Total assets	1,686,569	273,363	1,959,932
Liabilities:
Current liabilities	53,785	29,673	83,458
Deferred taxes	243,842	4,250	248,092
Other long-term liabilities	8,926	936	9,862
Total liabilities	306,553	34,859	341,412
Purchase price	$1,380,016	$238,504	$1,618,520

During 2012, we completed the following acquisitions:

Acquisitions announced March 5, 2012. On March 5, 2012, we announced the acquisition of Displaybank Co., Ltd., a global authority in market research and consulting for the flat-panel display industry, and the Computer Assisted Product Selection (CAPS™) electronic components database and tools business, including CAPS Expert, from PartMiner Worldwide. The combined purchase price of these businesses was approximately $40 million. We acquired Displaybank in order to deepen our Asia Pacific research and analysis capabilities and we acquired the CAPS family of products in order to enhance our existing electronic parts information business.

IMS Group Holdings Ltd. (IMS Research). On March 22, 2012, we acquired IMS Research, a leading independent provider of market research and consultancy to the global electronics industry, for approximately $44 million in cash, net of cash acquired. We acquired IMS Research in order to help us expand our products and services in the technology, media and telecommunications value chain.

BDW Automotive GmbH (BDW). On March 29, 2012, we acquired BDW, a leader in the development of information and planning systems and intelligent processing of vehicle databases for the automotive industry, for approximately $7 million, net of cash acquired. We acquired BDW in order to expand our capabilities in the automotive dealer and aftermarket data and systems market.

XēDAR Corporation (XēDAR). On May 11, 2012, we acquired XēDAR for approximately $28 million in cash, net of cash acquired. XēDAR is a leading developer and provider of geospatial information products and services. We acquired XēDAR primarily to use its proprietary geographic and land information system solutions to contribute to our energy technical information and analytical tools.

CyberRegs. On July 2, 2012, we acquired the CyberRegs business from Citation Technologies, Inc., for approximately $11 million in cash. The CyberRegs business is designed to help customers make business decisions about regulatory compliance for Enterprise Sustainability Management. We acquired CyberRegs in order to help our customers reduce IT system and workflow complexity by reducing the number of vendors they rely on to support their strategies for Enterprise Sustainability Management.

GlobalSpec, Inc. (GlobalSpec). On July 9, 2012, we acquired GlobalSpec, a leading specialized vertical search, product information, and digital media company serving the engineering, manufacturing, and related scientific and technical market segments, from Warburg Pincus LLC, for $136 million, net of cash acquired. We acquired GlobalSpec in order to help us improve our product design portfolio and create an expanded destination for our products and services.

Invention Machine. On July 11, 2012, we acquired Invention Machine, a leader in semantic search technology, for approximately $40 million, net of cash acquired. We acquired Invention Machine in order to utilize its semantic search engine to help customers accelerate innovation and develop, maintain, and produce superior products and services.

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

During 2011, we completed the following acquisitions, among others:

ODS-Petrodata (Holdings) Ltd. (ODS-Petrodata). On April 16, 2011, we acquired ODS-Petrodata for approximately $75 million in cash, net of cash acquired. ODS-Petrodata is a premier provider of data, information, and market intelligence to the offshore energy industry. We acquired ODS-Petrodata in order to extend our offerings to the upstream energy sector through provision of high quality data and research across the range of offshore markets such as drilling rigs, marine and seismic vessels and field development operations.

Dyadem International, Ltd. (Dyadem). On April 26, 2011, we acquired Dyadem for approximately $49 million in cash, net of cash acquired. Dyadem is a market leader in Operational Risk Management and Quality Risk Management solutions. We acquired Dyadem in order to provide our customers with software solutions that will help them achieve regulatory compliance and business continuity.

Chemical Market Associates, Inc. (CMAI). On May 2, 2011, we acquired CMAI for approximately $73 million in cash, net of cash acquired. CMAI is a leading provider of market and business advisory services for the worldwide petrochemical, specialty chemicals, fertilizer, plastics, fibers, and chlor-alkali industries. We acquired CMAI in order to add its comprehensive information and analysis to our event-driven supply-chain information strategy and to use CMAI's price discovery and analysis business to broaden our commodities and cost information capabilities.

Seismic Micro-Technology (SMT). On August 10, 2011, we acquired SMT for approximately $502 million in cash, net of cash acquired. SMT is a global leader in Windows-based exploration and production software, and its solutions are used by geoscientists worldwide to evaluate potential reservoirs and plan field development. We acquired SMT in order to provide a more robust, valuable, and integrated solution set of information, software, and insight to support our energy customers worldwide.

Purvin & Gertz. On November 10, 2011, we acquired Purvin & Gertz for approximately $29 million in cash, net of cash acquired. Purvin & Gertz is a well-established global advisory and market research firm that provides technical, commercial and strategic advice to international clients in the petroleum refining, natural gas, natural gas liquids, crude oil and petrochemical industries. We acquired Purvin & Gertz in order to enhance the focused, actionable analysis and deep industry knowledge of our product and service portfolio that is critical to senior executives and other key decision makers.

The following table summarizes the purchase price allocation, net of acquired cash, for all acquisitions completed in 2011 (in thousands):

	SMT	ODS-Petrodata	CMAI	All others	Total
Assets:
Current assets	$19,752	$5,468	$6,222	$15,233	$46,675
Property and equipment	2,302	851	1,799	2,363	7,315
Intangible assets	105,310	21,960	34,170	33,233	194,673
Goodwill	437,768	61,375	62,577	50,093	611,813
Other long-term assets	—	1,440	—	135	1,575
Total assets	565,132	91,094	104,768	101,057	862,051
Liabilities:
Current liabilities	5,105	2,208	5,762	12,044	25,119
Deferred revenue	17,403	9,709	15,646	6,404	49,162
Deferred taxes	40,547	3,681	10,041	2,758	57,027
Other long-term liabilities	—	335	178	172	685
Total liabilities	63,055	15,933	31,627	21,378	131,993
Purchase price	$502,077	$75,161	$73,141	$79,679	$730,058

4.	Accounts Receivable

Our accounts receivable balance consists of the following as of November 30, 2013 and 2012 (in thousands):

	2013	2012
Accounts receivable	$470,251	$376,463
Less: Accounts receivable allowance	(10,988)	(4,346)
Accounts receivable, net	$459,263	$372,117

We record an accounts receivable allowance when it is probable that the accounts receivable balance will not be collected. The amounts comprising the allowance are based upon management’s estimates and historical collection trends. The activity in our accounts receivable allowance consists of the following for the years ended November 30, 2013, 2012, and 2011, respectively (in thousands):

	2013	2012	2011
Balance at beginning of year	$4,346	$4,300	$3,024
Provision for bad debts	9,496	2,661	2,666
Recoveries and other additions	2,133	1,056	2,289
Write-offs and other deductions	(4,987)	(3,671)	(3,679)
Balance at end of year	$10,988	$4,346	$4,300

5.	Property and Equipment

Property and equipment consists of the following as of November 30, 2013 and 2012 (in thousands):

	2013	2012
Land, buildings and improvements	$108,287	$98,004
Capitalized software	149,681	92,438
Computers and office equipment	195,006	119,854
Property and equipment, gross	452,974	310,296
Less: Accumulated depreciation	(207,408)	(147,283)
Property and equipment, net	$245,566	$163,013

Depreciation expense was approximately $48.8 million, $36.1 million, and $23.8 million for the years ended November 30, 2013, 2012, and 2011, respectively.

6.	Intangible Assets

The following table presents details of our intangible assets, other than goodwill (in thousands):

	As of November 30, 2013			As of November 30, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Information databases	$633,347	$(194,904)	$438,443	$291,265	$(141,072)	$150,193
Customer relationships	470,632	(90,827)	379,805	266,168	(63,105)	203,063
Non-compete agreements	2,717	(1,653)	1,064	4,372	(2,615)	1,757
Developed computer software	159,413	(64,514)	94,899	141,570	(46,898)	94,672
Trademarks	167,179	(13,300)	153,879	29,068	(4,845)	24,223
Other	25,404	(13,423)	11,981	22,146	(7,318)	14,828
Total	1,458,692	(378,621)	1,080,071	754,589	(265,853)	488,736
Intangible assets not subject to amortization:
Trademarks	63,144	—	63,144	64,618	—	64,618
Perpetual licenses	1,249	—	1,249	1,198	—	1,198
Total intangible assets	$1,523,085	$(378,621)	$1,144,464	$820,405	$(265,853)	$554,552

Intangible asset amortization expense was $109.9 million, $82.1 million, and $64.2 million for the years ended November 30, 2013, 2012, and 2011, respectively. Estimated future amortization expense related to intangible assets held as of November 30, 2013 is as follows:

Year	Amount (in thousands)
2014	$134,620
2015	$128,027
2016	$118,846
2017	$104,762
2018	$91,380
Thereafter	$502,436

Changes in our goodwill and gross intangible assets from November 30, 2012 to November 30, 2013 were primarily the result of our recent acquisition activities. Goodwill associated with the Polk acquisition was primarily recognized in the

Americas segment, and none of the goodwill associated with the transaction is expected to be deductible for tax purposes. The change in net intangible assets was primarily due to the addition of intangible assets associated with the acquisitions described in Note 3, Business Combinations, partially offset by current year amortization. Goodwill, gross intangible assets, and net intangible assets were all subject to foreign currency translation effects.

7.	Derivatives

Our business is exposed to various market risks, including interest rate and foreign currency risks. We utilize derivative instruments to help us manage these risks. We do not hold or issue derivatives for speculative purposes.

Interest Rate Swaps

To mitigate interest rate exposure on our outstanding Credit Facility debt, we utilize the following types of derivative instruments:

•
Interest rate derivative contracts that effectively swap $100 million of floating rate debt at a 1.80 percent weighted-average fixed interest rate, plus the applicable Credit Facility spread. We entered into these swap contracts in 2011, and both contracts expire in July 2015.

•
Forward-starting interest rate derivative contracts that effectively swap $200 million of floating rate debt at a 2.93 percent weighted-average fixed interest rate, plus the applicable Credit Facility spread. We entered into these swap contracts in November 2013, and the contracts take effect in November 2015, with expiration in November 2020.

Because the terms of these swaps and the variable rate debt coincide, we do not expect any ineffectiveness. We have designated and accounted for these instruments as cash flow hedges, with changes in fair value being deferred in accumulated other comprehensive loss in the consolidated balance sheets.

Foreign Currency Forwards

To mitigate foreign currency exposure, we utilize the following types of derivative instruments:

•
Foreign currency forward contracts that hedge the foreign currency exposure on Euro-denominated receipts in U.S. Dollar functional entities. During 2013, we implemented a rolling 12-month hedging program to mitigate this exposure. Because the critical terms of the forward contracts and the forecasted cash flows coincide, we do not expect any ineffectiveness associated with these contracts. We have designated and accounted for these derivatives as cash flow hedges, with changes in fair value being deferred in accumulated other comprehensive loss in the consolidated balance sheets. The notional amount of outstanding foreign currency forwards under these agreements as of November 30, 2013 was approximately $15.9 million.

•
Short-term foreign currency forward contracts that manage market risks associated with fluctuations in balances that are denominated in currencies other than the local functional currency. We account for these forward contracts at fair value and recognize the associated realized and unrealized gains and losses in other expense (income), net, since we have not designated these contracts as hedges for accounting purposes. The following table summarizes the notional amounts of these outstanding foreign currency forward contracts as of November 30, 2013 and 2012 (in thousands):

	November 30, 2013		November 30, 2012
Notional amount of currency pair:
Contracts to buy USD with CAD		$142,606		$59,751
Contracts to buy CAD with GBP	C$	28,741	C$	—
Contracts to buy USD with EUR		$17,522		$2,594
Contracts to buy CHF with USD		$15,308		$—
Contracts to buy GBP with EUR		£5,866		£5,596
Contracts to buy USD with GBP		£1,863		£27,710

Fair Value of Derivatives

Since our derivative instruments are not listed on an exchange, we have evaluated fair value by reference to similar transactions in active markets; consequently, we have classified all of our derivative instruments within Level 2 of the fair value measurement hierarchy. The following table shows the classification, location, and fair value of our derivative instruments as of November 30, 2013 and 2012 (in thousands):

		Fair Value of Derivative Instruments
	Balance Sheet Location	November 30, 2013	November 30, 2012
Assets:
Derivatives designated as accounting hedges:
Foreign currency forwards	Other current assets	$8	$—
Derivatives not designated as accounting hedges:
Foreign currency forwards	Other current assets	1,548	—
Total		$1,556	$—

Liabilities:
Derivatives designated as accounting hedges:
Interest rate swaps	Other accrued expenses	$3,366	$3,587
Foreign currency forwards	Other accrued expenses	423	—
Derivatives not designated as accounting hedges:
Foreign currency forwards	Other accrued expenses	957	1,020
Total		$4,746	$4,607

The net gain (loss) on foreign currency forwards that are not designated as hedging instruments for the years ended November 30, 2013, 2012, and 2011, respectively, was as follows (in thousands):

		Amount of gain (loss) recognized in the consolidated statements of operations
	Location on consolidated statements of operations	2013	2012	2011
Foreign currency forwards	Other expense (income), net	$5,372	$(2,491)	$(1,581)

The following table provides information about the gains (losses) on our cash flow hedging instruments for the years ended November 30, 2013, 2012, and 2011 (in thousands):

Derivatives in cash flow hedging relationships	Amount of gain/(loss) recognized in AOCI on derivative			Location of gain/(loss) reclassified from AOCI into income	Amount of gain/(loss) reclassified from AOCI into income
	2013	2012	2011		2013	2012	2011
Interest rate swaps	$1,073	$507	$(1,408)	Interest expense	$(935)	$(813)	$(509)
Foreign currency forwards	(153)	—	—	Revenue	41	—	—
Total	$920	$507	$(1,408)		$(894)	$(813)	$(509)

The cumulative amount of unrecognized hedge losses recorded in AOCI is as follows (in thousands):

	Unrecognized losses, net of tax
	November 30, 2013	November 30, 2012
Interest rate swaps	$(2,087)	$(2,225)
Foreign currency forwards	(112)	—
Total	$(2,199)	$(2,225)

The unrecognized losses relating to the foreign currency forwards are expected to be reclassified into revenue within the next 12 months, and approximately $0.9 million of the unrecognized losses relating to the interest rate swaps are expected to be reclassified into interest expense within the next 12 months.

8.	Debt

The following table summarizes total indebtedness as of November 30, 2013 and 2012 (in thousands):

	November 30, 2013	November 30, 2012
Credit Facility:
Revolver	$770,000	$310,000
Term loans	446,904	499,482
2012 term loan	250,000	250,000
2013 term loan	700,000	—
Capital leases	7,688	866
Prime notes	—	676
Total debt	$2,174,592	$1,061,024
Current portion	(395,527)	(170,102)
Total long-term debt	$1,779,065	$890,922

Credit Facility. Our Credit Facility is a syndicated bank credit agreement that consists of amortizing term loans and a $1.0 billion revolver. All borrowings under the Credit Facility are unsecured. The term loans and revolver included in the Credit Facility have a five-year tenor ending in January 2016. Certain terms of our Credit Facility were amended during the third quarter of 2013 as a result of the increased leverage associated with borrowings made to fund the Polk acquisition, including the interest rate, commitment fee, and Leverage Ratio, which is defined as the ratio of Consolidated Funded Indebtedness to rolling four-quarter Consolidated Earnings Before Interest Expense, Taxes, Depreciation and Amortization (EBITDA), as such terms are defined in the Credit Facility. The interest rates for borrowings under the Credit Facility are now the applicable LIBOR plus a spread of 1.00 percent to 2.25 percent, depending upon our Leverage Ratio. A commitment fee on any unused balance is payable periodically and ranges from 0.15 percent to 0.40 percent based upon our Leverage Ratio. The Credit Facility contains certain financial and other covenants, including a maximum Leverage Ratio and a maximum Interest Coverage Ratio, as such terms are defined in the Credit Facility.

As of November 30, 2012, and prior to the third quarter 2013 amendment to the Credit Facility, the interest rates for borrowings under the Credit Facility were the applicable LIBOR plus a spread of 1.00 percent to 1.75 percent, depending upon our Leverage Ratio. The commitment fee on any unused balance ranged from 0.15 percent to 0.30 percent based upon our Leverage Ratio.

2012 term loan. During the third quarter of 2012, we entered into a $250 million interest-only term loan agreement with a two-and-a-half year tenor ending in March 2015. Borrowings under the loan are unsecured. The interest for borrowing under this loan, as well as certain financial and other covenants, including a maximum Leverage Ratio and a maximum Interest Coverage ratio, are consistent with the amendment made to the existing Credit Facility term loans in the third quarter of 2013 described above.

2013 term loan. During the third quarter of 2013, we entered into a $700 million amortizing term loan agreement to facilitate a portion of the funding for the Polk acquisition. This term loan has a five-year tenor ending in July 2018, and borrowings under the loan are unsecured. The interest for borrowing under this term loan, as well as certain financial and other covenants, including a maximum Leverage Ratio and a maximum Interest Coverage ratio, are consistent with the previously existing credit facilities described above.

As a result of the new and amended credit agreements, we capitalized approximately $13.1 million of debt issuance costs during the third quarter of 2013.

As of November 30, 2013, we were in compliance with all of our debt covenants. Our credit agreements require a systematic reduction in our leverage ratio each quarter for the first year. We have classified short-term debt based on principal maturities and expected cash availability over the next 12 months. As of November 30, 2013, we had approximately $770 million of outstanding borrowings under the revolver at a current annual interest rate of 2.43 percent and approximately $1.4 billion of aggregate outstanding borrowings under the term loans at a current weighted average annual interest rate of 2.55 percent, including the effect of the interest rate swaps.

We also had approximately $0.9 million of outstanding letters of credit under the Credit Facility as of November 30, 2013, which reduces the available borrowing under the Credit Facility by an equivalent amount.

Maturities of outstanding borrowings under the term loans as of November 30, 2013 are as follows (in thousands):

Year	Amount (in thousands)
2014	$155,156
2015	665,469
2016	126,279
2017	100,000
2018	350,000
$1,396,904

Prime notes. As of November 30, 2012, we had approximately $0.7 million of non-interest bearing notes that were issued to the sellers of Prime Publications Limited (Prime), a company that we purchased in 2008. The notes were paid off in December 2012.

9.	Restructuring Charges

Net restructuring charges were $13.5 million, $16.8 million, and $1.2 million for the years ended November 30, 2013, 2012, and 2011, respectively. The restructuring charges are described below.

In the second quarter of 2011, we recorded $0.7 million of net restructuring costs in the Americas segment, which represented a revision to our third quarter 2010 estimate of cost to exit space in one of our facilities, partially offset by favorable resolution of certain employee severance costs. In the fourth quarter of 2011, we recorded $0.5 million of restructuring charges for severance costs associated with the consolidation of positions in the EMEA segment to our accounting and customer care Centers of Excellence (COE) locations.

During 2012, we continued to consolidate positions to our COE locations as we completed successive Vanguard releases, as well as eliminating positions to accomplish other operational efficiencies. We also began consolidating legacy data centers in 2012, which included certain contract termination costs. We recorded approximately $16.8 million of restructuring charges for these activities. The activities included the movement or elimination of 271 positions. Of the total charge, approximately $13.4 million of the charge was recorded in the Americas segment, approximately $3.0 million was recorded in the EMEA segment and approximately $0.4 million was recorded in the APAC segment.

During 2013, we eliminated 245 positions and incurred additional direct and incremental costs related to identified operational efficiencies, continued consolidation of positions to our accounting and COE locations, and further consolidation of our legacy data centers. We recorded approximately $13.5 million of restructuring charges for these activities. Of these charges, approximately $9.4 million was recorded in the Americas segment, $3.5 million was recorded in the EMEA segment, and $0.6 million was recorded in the APAC segment. We expect to continue to incur costs related to these and other similar activities in future periods, resulting in additional restructuring charges.

The following table shows our restructuring activity and provides a reconciliation of the restructuring liability as of November 30, 2013 (in thousands):

	Employee Severance and Other Termination Benefits	Contract Termination Costs	Other	Total
Balance at November 30, 2010	$1,286	$122	$47	$1,455
Add: Restructuring costs incurred	540	—	—	540
Revision to prior estimates	(394)	1,143	(47)	702
Less: Amount paid	(892)	(1,265)	—	(2,157)
Balance at November 30, 2011	540	—	—	540
Add: Restructuring costs incurred	13,847	2,228	1,008	17,083
Revision to prior estimates	(254)	—	—	(254)
Less: Amount paid	(10,970)	(725)	(949)	(12,644)
Balance at November 30, 2012	3,163	1,503	59	4,725
Add: Restructuring costs incurred	13,906	525	450	14,881
Revision to prior estimates	(1,498)	75	—	(1,423)
Less: Amount paid	(13,002)	(2,000)	(486)	(15,488)
Balance at November 30, 2013	$2,569	$103	$23	$2,695

As of November 30, 2013, approximately $1.6 million of the remaining liability was in the Americas segment and approximately $1.1 million was in the EMEA segment. The entire $2.7 million is expected to be paid in 2014.

10.	Acquisition-related Costs

During 2011, we incurred approximately $8.0 million in costs to complete acquisitions and to leverage synergies from recent business combinations. As a result of these activities, we eliminated approximately 40 positions and closed one of the acquired offices. The changes only affected the Americas and EMEA segments.

During 2012, we incurred approximately $4.1 million in costs associated with acquisitions, including legal and professional fees, the elimination of certain positions, and a facility closure. Substantially all of the costs were incurred within the Americas segment.

During 2013, we incurred approximately $23.4 million of costs associated with acquisitions, primarily related to the Polk acquisition. Acquisition-related costs for 2013 included investment adviser fees, severance, a lease abandonment, and legal and professional fees. Certain of these costs were incurred for a transaction that we chose not to consummate. Approximately $19.6 million of the costs were incurred in the Americas segment and $3.9 million of the costs were incurred in the EMEA segment.

The following table provides a reconciliation of the acquisition-related costs accrued liability as of November 30, 2013 (in thousands):

	Employee Severance and Other Termination Benefits	Contract Termination Costs	Other	Total
Balance at November 30, 2010	$—	$—	$—	$—
Add: Costs incurred	4,318	706	2,976	8,000
Less: Amount paid	(2,699)	(237)	(2,791)	(5,727)
Balance at November 30, 2011	$1,619	$469	$185	$2,273
Add: Costs incurred	1,912	138	2,119	4,169
Revision to prior estimates	(22)	—	—	(22)
Less: Amount paid	(2,925)	(523)	(2,304)	(5,752)
Balance at November 30, 2012	$584	$84	$—	$668
Add: Costs incurred	7,828	1,291	14,487	23,606
Revision to prior estimates	(114)	(44)	(20)	(178)
Less: Amount paid	(2,439)	(1,130)	(14,396)	(17,965)
Balance at November 30, 2013	$5,859	$201	$71	$6,131

As of November 30, 2013, approximately $2.7 million of the remaining liability was in the Americas segment and $3.4 million was in the EMEA segment. We expect that the remaining liability will be substantially paid in 2014.

11.	Discontinued Operations

Effective December 31, 2009, we sold our small non-core South African business for approximately $2 million with no gain or loss on sale. The sale of this business included a building and certain intellectual property. In exchange for the sale of these assets, we received two three-year notes receivable, one secured by a mortgage on the building and the second secured by a pledge on the shares of the South African company. In December 2010, we received full payment of the note receivable that was secured by a mortgage on the building. In November 2013, we received final payment of the remaining note receivable.

During the fourth quarter of 2011, we discontinued operations of a small print-and-advertising business focused on a narrow, declining market. The abandonment of this business included certain intellectual property. We also discontinued a minor government-services business during that period.

Operating results of these discontinued operations for the years ended November 30, 2013, 2012, and 2011, respectively, were as follows (in thousands):

	2013	2012	2011
Revenue	$—	$—	$6,938

Income (loss) from discontinued operations before income taxes	(163)	36	347
Tax benefit (expense)	62	(17)	(221)
Income (loss) from discontinued operations, net	$(101)	$19	$126

12.	Income Taxes

The amounts of income from continuing operations before income taxes by U.S. and foreign jurisdictions for the years ended November 30, 2013, 2012, and 2011, respectively, is as follows (in thousands):

	2013	2012	2011
U.S.	$(41,924)	$10,693	$(1,786)
Foreign	196,817	177,020	163,770
	$154,893	$187,713	$161,984

The provision for income taxes from continuing operations for the years ended November 30, 2013, 2012, and 2011, respectively, is as follows (in thousands):

	2013	2012	2011
Current:
U.S.	$15,388	$17,301	$1,988
Foreign	38,069	24,224	23,974
State	3,914	4,490	2,416
Total current	57,371	46,015	28,378
Deferred:
U.S.	(24,313)	(13,420)	355
Foreign	(7,336)	(2,592)	(1,444)
State	(2,663)	(439)	(594)
Total deferred	(34,312)	(16,451)	(1,683)
Provision for income taxes	$23,059	$29,564	$26,695

The following table presents the reconciliation of the provision for income taxes to the U.S. statutory tax rate for the years ended November 30, 2013, 2012, and 2011, respectively (in thousands):

	2013	2012	2011
Statutory U.S. federal income tax	$54,213	$65,700	$56,694
State income tax, net of federal benefit	(62)	1,523	873
Foreign rate differential	(62,448)	(38,153)	(34,385)
Tax rate change	5,286	(2,162)	(1,735)
Valuation allowance	29,288	(1,429)	342
Change in reserves	(1,387)	586	744
Other	(1,831)	3,499	4,162
Income tax expense	$23,059	$29,564	$26,695
Effective tax rate expressed as a percentage of pre-tax earnings	14.9%	15.7%	16.5%

The tax rate change reflects the impact of legislative changes to statutory rates as well as the impact of acquisitions on our global footprint and the related measurement of deferred taxes.

Undistributed earnings of our foreign subsidiaries were approximately $489.2 million at November 30, 2013. Those earnings are considered to be indefinitely reinvested, and do not include earnings from certain subsidiaries which are considered distributed. Accordingly, no provision for U.S. federal and state income taxes has been provided for those earnings. If we were to repatriate those earnings, in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexity associated with the hypothetical calculation.

The significant components of deferred tax assets and liabilities as of November 30, 2013 and 2012 are as follows (in thousands):

	2013	2012
Deferred tax assets:
Accruals and reserves	$22,209	$11,141
Deferred revenue	773	7,062
Pension and postretirement benefits	9,254	7,698
Tax credits	14,211	3,406
Deferred stock-based compensation	49,453	33,992
Loss carryforwards	80,152	42,019
Other	4,933	6,148
Gross deferred tax assets	180,985	111,466
Valuation allowance	(46,664)	(1,393)
Realizable deferred tax assets	134,321	110,073
Deferred tax liabilities:
Fixed assets	(7,668)	(8,396)
Intangibles	(417,102)	(185,828)
Gross deferred tax liabilities	(424,770)	(194,224)
Net deferred tax liability	$(290,449)	$(84,151)

As of November 30, 2013, we had loss carryforwards for tax purposes totaling approximately $261.1 million, comprised of $84.1 million of U.S. net operating loss carryforwards and $177.0 million of foreign loss carryforwards, both of which will be available to offset future taxable income. If not used, the U.S. net operating loss carryforwards will begin to expire in 2018 and the foreign tax loss carryforwards generally may be carried forward indefinitely. We have analyzed the foreign net operating losses and placed valuation allowances on those where we have determined the realization is not more likely than not to occur.

As of November 30, 2013, we had approximately $8.0 million of foreign tax credit (FTC) carryforwards and approximately $7.0 million of research and development (R&D) credit carryforwards, both of which will be available to offset future U.S. tax liabilities. If not used, the FTC carryforwards will expire between 2016 and 2023, and the R&D credit carryforwards will expire between 2026 and 2027. We believe that it is more likely than not that we will realize our FTC and R&D tax credit assets.

The valuation allowance for deferred tax assets increased by $45.3 million in 2013. The increase is primarily attributable to foreign net operating losses, incurred and acquired, for which there is no objective indication that taxable income of the foreign entity will be generated in the future.

We have provided what we believe to be an appropriate amount of tax for items that involve interpretation of the tax law. However, events may occur in the future that will cause us to reevaluate our current reserves and may result in an adjustment to the reserve for taxes.

A summary of the activities associated with our reserve for unrecognized tax benefits, interest, and penalties follows (in thousands):

	Unrecognized Tax Benefits	Interest and Penalties
Balance at November 30, 2012	$2,162	$639
Additions:
Current year tax positions	370	—
Prior year tax positions	131	—
Acquired unrecognized tax benefits	606	164
Associated with interest	—	162
Decreases:
Lapse of statute of limitations	(1,063)	(439)
Prior year tax positions	(548)	—
Balance at November 30, 2013	$1,658	$526

As of November 30, 2013, the total amount of unrecognized tax benefits was $2.2 million, of which $0.5 million related to interest and penalties. We include accrued interest and accrued penalties related to amounts accrued for unrecognized tax benefits in our provision for income taxes. The entire amount of unrecognized benefits at November 30, 2013 may affect the annual effective tax rate if the benefits are eventually recognized.

It is reasonably possible that we will experience a $0.7 million decrease in the reserve for unrecognized tax benefits within the next twelve months. We would experience this decrease in relation to uncertainties associated with the expiration of applicable statutes of limitation.

We and our subsidiaries file federal, state, and local income tax returns in multiple jurisdictions around the world. With few exceptions, we are no longer subject to income tax examinations by tax authorities for years before 2009.

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

During fiscal 2012, we offered lump-sum buyouts to former colleagues who were not yet receiving benefits. The payout associated with these lump-sum offers was accounted for as a settlement.

In December 2012, the first month of our fiscal 2013, we contributed approximately $10 million to the U.S. RIP to fund estimated 2013 pension costs.

For our fiscal year 2014, we do not expect to contribute to the U.S. RIP, but we expect to contribute $1.8 million to the U.K. RIP and $0.8 million to the SIP.

The following table provides the expected benefit payments for our pension plans (in thousands):

	U.S. RIP	U.K. RIP	SIP	Total
2014	$11,354	$1,381	$752	$13,487
2015	$12,092	$1,020	$736	$13,848
2016	$11,804	$1,154	$723	$13,681
2017	$12,378	$1,139	$818	$14,335
2018	$11,979	$1,532	$642	$14,153
2019-2023	$57,012	$8,938	$3,012	$68,962

Our net periodic pension expense (income) for the pension plans was comprised of the following (in thousands):

	Year ended November 30, 2013
	U.S. RIP	U.K. RIP	SIP	Total
Service costs incurred	$10,098	$222	$100	$10,420
Interest costs on projected benefit obligation	4,962	1,728	327	7,017
Expected return on plan assets	(5,651)	(1,899)	—	(7,550)
Amortization of prior service benefit	(1,343)	—	(7)	(1,350)
Amortization of transitional obligation	—	—	40	40
Fourth quarter expense recognition of actuarial loss in excess of corridor	2,620	—	—	2,620
Net periodic pension expense	$10,686	$51	$460	$11,197

	Year ended November 30, 2012
	U.S. RIP	U.K. RIP	SIP	Total
Service costs incurred	$10,174	$133	$187	$10,494
Interest costs on projected benefit obligation	6,945	1,710	389	9,044
Expected return on plan assets	(8,487)	(2,232)	—	(10,719)
Amortization of prior service benefit	(1,343)	—	(7)	(1,350)
Amortization of transitional obligation	—	—	40	40
Settlements	4,930	—	—	4,930
Fourth quarter expense recognition of actuarial loss in excess of corridor	5,044	5,762	383	11,189
Net periodic pension expense	$17,263	$5,373	$992	$23,628

	Year ended November 30, 2011
	U.S. RIP	U.K. RIP	SIP	Total
Service costs incurred	$8,438	$108	$140	$8,686
Interest costs on projected benefit obligation	11,877	1,928	394	14,199
Expected return on plan assets	(16,391)	(2,317)	—	(18,708)
Amortization of prior service benefit	(1,343)	—	(6)	(1,349)
Amortization of transitional obligation	—	—	40	40
Settlements	21,299	—	—	21,299
Special termination benefits	—	—	60	60
Fourth quarter expense recognition of actuarial loss in excess of corridor	20,535	—	—	20,535
Net periodic pension expense (income)	$44,415	$(281)	$628	$44,762

The changes in the projected benefit obligation, plan assets and the funded status of the pension plans were as follows (in thousands):

	November 30, 2013
	U.S. RIP	U.K. RIP	SIP	Total
Change in projected benefit obligation:
Net benefit obligation at November 30, 2012	$128,977	$43,212	$8,547	$180,736
Service costs incurred	10,098	222	100	10,420
Interest costs on projected benefit obligation	4,962	1,728	327	7,017
Actuarial loss	(3,597)	1,682	(467)	(2,382)
Gross benefits paid	(11,016)	(1,302)	(531)	(12,849)
Foreign currency exchange rate change	—	1,175	—	1,175
Net benefit obligation at November 30, 2013	$129,424	$46,717	$7,976	$184,117
Change in plan assets:
Fair value of plan assets at November 30, 2012	$122,021	$39,113	$—	$161,134
Actual return on plan assets	(611)	4,677	—	4,066
Employer contributions	10,000	1,749	531	12,280
Gross benefits paid	(11,016)	(1,302)	(531)	(12,849)
Foreign currency exchange rate change	—	1,110	—	1,110
Fair value of plan assets at November 30, 2013	$120,394	$45,347	$—	$165,741
Funded status (underfunded)	(9,030)	(1,370)	(7,976)	(18,376)

Amounts in Accumulated Other Comprehensive Income not yet recognized as components of net periodic pension and postretirement expense, pretax
Net prior service benefit	$(4,152)	$—	$(21)	$(4,173)
Net actuarial loss	12,942	3,375	387	16,704
Net transitional obligation	—	—	119	119
Total not yet recognized	$8,790	$3,375	$485	$12,650

	November 30, 2012
	U.S. RIP	U.K. RIP	SIP	Total
Change in projected benefit obligation:
Net benefit obligation at November 30, 2011	$136,967	$34,213	$7,761	$178,941
Service costs incurred	10,174	133	187	10,494
Interest costs on projected benefit obligation	6,945	1,710	389	9,044
Actuarial loss (gain)	13,656	7,383	897	21,936
Gross benefits paid	(38,765)	(998)	(687)	(40,450)
Foreign currency exchange rate change	—	771	—	771
Net benefit obligation at November 30, 2012	$128,977	$43,212	$8,547	$180,736
Change in plan assets:
Fair value of plan assets at November 30, 2011	$82,819	$36,662	$—	$119,481
Actual return on plan assets	12,967	961	—	13,928
Employer contributions	65,000	1,732	687	67,419
Gross benefits paid	(38,765)	(998)	(687)	(40,450)
Foreign currency exchange rate change	—	756	—	756
Fair value of plan assets at November 30, 2012	$122,021	$39,113	$—	$161,134
Funded status (underfunded)	(6,956)	(4,099)	(8,547)	(19,602)

Amounts in Accumulated Other Comprehensive Income not yet recognized as components of net periodic pension and postretirement expense, pretax
Net prior service benefit	$(5,495)	$—	$(28)	$(5,523)
Net actuarial loss	12,898	4,322	855	18,075
Net transitional obligation	—	—	159	159
Total not yet recognized	$7,403	$4,322	$986	$12,711

The net underfunded status of the plans is recorded in accrued pension liability in the consolidated balance sheets. The pretax amortization amounts we expect to recognize in net periodic pension and postretirement expense during fiscal 2014 are as follows (in thousands):

	U.S. RIP	U.K. RIP	SIP	Total
Amortization of transitional obligation	$—	$—	$40	$40
Amortization of net prior service benefit	$(1,343)	$—	$(7)	$(1,350)

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

	U.S. RIP		U.K. RIP		SIP
	2013	2012	2013	2012	2013	2012
Weighted-average assumptions as of year-end
Discount rate	4.90%	4.00%	4.40%	4.40%	4.90%	4.00%
Expected long-term rate of return on assets	5.40%	4.50%	5.00%	5.25%	—%	—%

Fair Value of Pension Assets

As of November 30, 2013, the U.S. RIP plan assets consist primarily of fixed-income securities, with a moderate amount of equity securities. We employed a similar investment strategy as of November 30, 2012. The U.K. RIP plan assets consist primarily of equity securities, with smaller holdings of bonds and other assets. Equity assets are diversified between international and domestic investments, with additional diversification in the domestic category through allocations to large-cap, mid-cap, and growth and value investments.

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

The following table compares target asset allocation percentages with actual asset allocations at the end of 2013:

	U.S. RIP Assets		U.K. RIP Assets
	Target Allocations	Actual Allocations	Target Allocations	Actual Allocations
Fixed Income	75%	72%	45%	42%
Equities	25%	25%	55%	50%
Alternatives/Other	—%	3%	—%	8%

Investment return assumptions for both plans have been determined by obtaining independent estimates of expected long-term rates of return by asset class and applying the returns to assets on a weighted-average basis.

Financial instruments included in plan assets carried at fair value as of November 30, 2013 and 2012 and measured at fair value on a recurring basis are classified as follows (in thousands):

	2013				2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest-bearing cash	$—	$6,540	$—	$6,540	$—	$7,529	$—	$7,529
Collective trust funds:
Fixed income funds	—	106,007	—	106,007	—	107,893	—	107,893
Equity funds	—	53,194	—	53,194	—	45,712	—	45,712
	$—	$165,741	$—	$165,741	$—	$161,134	$—	$161,134

Postretirement Benefits

We sponsor a contributory postretirement medical plan. The plan grants access to group rates for retiree-medical coverage for all U.S. employees who leave us after age 55 with at least 10 years of service. Additionally, we subsidize the cost of coverage for retiree-medical coverage for certain grandfathered employees. Our subsidy is capped at different rates per month depending on individual retirees’ Medicare eligibility.

The obligation under our plan was determined by the application of the terms of medical and life insurance plans together with relevant actuarial assumptions. Effective 2006, we do not provide prescription drug coverage for Medicare-eligible retirees except through a Medicare Advantage fully insured option; therefore our liability does not reflect any impact of the Medicare Modernization Act Part D subsidy. The discount rate used in determining the accumulated postretirement benefit obligation was 4.90 percent and 4.00 percent at November 30, 2013, and 2012, respectively.

Our net periodic postretirement expense (income) and changes in the related projected benefit obligation were as follows (in thousands):

	Year Ended November 30,
	2013	2012	2011
Service costs incurred	$23	$21	$29
Interest costs	399	466	529
Amortization of prior service cost	—	—	(325)
Fourth quarter expense recognition of actuarial loss in excess of corridor	—	802	—
Net periodic postretirement expense	$422	$1,289	$233

	November 30, 2013	November 30, 2012
Change in projected postretirement benefit obligation:
Postretirement benefit obligation at beginning of year	$10,425	$9,200
Service costs	23	21
Interest costs	399	466
Actuarial (gain) loss	(1,047)	1,557
Benefits paid	(985)	(819)
Postretirement benefit obligation at end of year	$8,815	$10,425
Unfunded status	$(8,815)	$(10,425)

Amounts in Accumulated Other Comprehensive Income not yet recognized as components of net periodic pension and postretirement expense, pretax
Net actuarial loss	$(4)	$1,043

The net unfunded status of the postretirement benefit plan is recorded in accrued pension liability in the consolidated balance sheets. The following table provides the expected cash outflows for the plan (in thousands):

Year	Amount (in thousands)
2014	$807
2015	$811
2016	$808
2017	$797
2018	$756
2019-2023	$3,173

A one-percentage-point change in assumed health-care-cost-trend rates would have no effect on service cost, interest cost, or the postretirement benefit obligation as of November 30, 2013 because our subsidy is capped.

Defined Contribution Plan

Employees of certain subsidiaries may participate in defined contribution plans. Benefit expense relating to these plans was approximately $11.9 million, $10.6 million, and $7.9 million for 2013, 2012, and 2011, respectively.

14.	Stock-based Compensation

As of November 30, 2013, we had one stock-based compensation plan: the Amended and Restated IHS Inc. 2004 Long-Term Incentive Plan (LTIP). The LTIP provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares, cash-based awards, other stock based awards and covered employee annual incentive awards. Upon vesting of an award, we may either issue new shares or reissue treasury shares, but only to the extent that the reissued shares were previously withheld for taxes under the LTIP provisions. The 2004 Directors Stock Plan, a sub-plan under our LTIP, provides for the grant of restricted stock and restricted stock units to non-employee directors as defined in that plan. We believe that such awards better align the interests of our employees and non-employee directors with those of our stockholders. We have an authorized maximum of 14.75 million shares for issuance under the LTIP. As of November 30, 2013, the number of shares available for future grant was 2.8 million.

Total unrecognized compensation expense related to all nonvested awards was $136.1 million as of November 30, 2013, with a weighted-average recognition period of approximately 1.4 years.

Restricted Stock Units (RSUs). RSUs typically vest from one to three years, and are generally subject to either cliff vesting (performance-based RSUs) or graded vesting (time-based RSUs). RSUs do not have nonforfeitable rights to dividends or dividend equivalents. The fair value of RSUs is based on the fair value of our common stock on the date of grant. We amortize the value of these awards to expense over the vesting period on a straight-line basis. For performance-based RSUs, an evaluation is made each quarter about the likelihood that the performance criteria will be met. As the number of performance-based RSUs expected to vest increases or decreases, compensation expense is also adjusted up or down to reflect the number expected to vest and the cumulative vesting period met to date. For all RSUs, we estimate forfeitures at the grant date and recognize compensation cost based on the number of awards expected to vest. There may be adjustments in future periods if the likelihood of meeting performance criteria changes or if actual forfeitures differ from our estimates. Our forfeiture rate is based upon historical experience as well as anticipated employee turnover considering certain qualitative factors.

The following table summarizes RSU activity for the year ended November 30, 2013:

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands)
Balance at November 30, 2012	2,987	$78.75
Granted	1,652	$102.71
Vested	(1,417)	$74.71
Forfeited	(205)	$90.96
Balance at November 30, 2013	3,017	$92.93

The total fair value of RSUs that vested during the year ended November 30, 2013 was $148.2 million.

Stock Options. Option awards are generally granted with an exercise price equal to the fair market value of our stock at the date of grant. No stock options were outstanding as of November 30, 2013.

Stock-based compensation expense for the years ended November 30, 2013, 2012, and 2011, respectively, was as follows (in thousands):

	2013	2012	2011

Cost of revenue	$8,271	$6,206	$3,680
Selling, general and administrative	154,180	115,337	82,514
Total stock-based compensation expense	$162,451	$121,543	$86,194

Total income tax benefits recognized for stock-based compensation arrangements were as follows (in thousands):

	2013	2012	2011
Income tax benefits	$53,614	$42,959	$30,502

No stock-based compensation cost was capitalized during the years ended November 30, 2013, 2012, or 2011.

15.	Commitments and Contingencies

Commitments

Rental charges in 2013, 2012, and 2011 approximated $46.3 million, $43.4 million and $31.1 million, respectively. Minimum rental commitments under non-cancelable operating leases in effect at November 30, 2013, are as follows:

Year	Amount (in thousands)
2014	$53,374
2015	46,992
2016	43,421
2017	40,508
2018	29,776
2019 and thereafter	58,030
$272,101

We also had outstanding letters of credit and bank guarantees in the aggregate amount of approximately $5.2 million and $2.1 million at November 30, 2013 and 2012, respectively.

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

Litigation

From time to time, we are involved in litigation in the ordinary course of our business, including claims or contingencies that may arise related to matters occurring prior to our acquisition of businesses, such as the matter described below. At the present time, primarily because the matters are generally in early stages, we can give no assurance as to the outcome of any pending litigation to which we are currently a party and we are unable to determine the ultimate resolution of or provide a reasonable estimate of the range of possible loss attributable to these matters or the effect they may have on us. However, we do not expect the outcome of such proceedings to have a material adverse effect on our results of operations or financial condition. We have and will continue to vigorously defend ourselves against these claims.

On April 23, 2013 (prior to our acquisition of R.L. Polk & Co.) our CARFAX subsidiary (“CARFAX”) was served with a complaint filed in the U.S. District Court for the Southern District of New York, purportedly on behalf of certain auto and light truck dealers. The complaint alleges, among other things that, in violation of antitrust laws, CARFAX entered into exclusive arrangements regarding the sale of CARFAX vehicle history reports with certain auto manufacturers and owners of two websites providing classified listings of used autos and light trucks. The complaint seeks three times the actual damages that a jury finds the plaintiffs have sustained, injunctive relief, costs and attorneys’ fees. On October 25, 2013, the plaintiffs served a second amended complaint with similar allegations purporting to name approximately 469 auto dealers as plaintiffs. The proceedings are in an early stage and there are significant legal and factual issues to be determined. We believe, however, that the probability that the outcome of the litigation will have a material adverse effect on our results of operations or financial condition is remote.

16.	Common Stock and Earnings per Share

Weighted average shares of Class A common stock outstanding for the years ended November 30, 2013, 2012, and 2011, respectively, were calculated as follows (in thousands):

	2013	2012	2011
Weighted-average shares outstanding:
Shares used in basic EPS calculation	66,434	65,840	64,938
Effect of dilutive securities:
Restricted stock units	1,006	866	733
Stock options and other stock-based awards	2	29	45
Shares used in diluted EPS calculation	67,442	66,735	65,716

Share Buyback Programs
During 2006, our board of directors approved a program to reduce the dilutive effects of employee equity grants, by allowing employees to surrender shares back to the Company for a value equal to their minimum statutory tax liability. We then pay the statutory tax on behalf of the employee. For the year ended November 30, 2013, we accepted 488,455 shares surrendered by employees under the tax withholding program for approximately $51.0 million, or $104.36 per share.

In March 2011, our board of directors authorized the repurchase of up to one million common shares per fiscal year in the open market (the March 2011 Program). We may execute on this program at our discretion, balancing dilution offset with other investment opportunities of the business, including acquisitions. The March 2011 Program does not have an expiration date. No shares were repurchased under this plan during 2011, 2012, or 2013.

In October 2012, our board of directors authorized the repurchase of shares of Class A common stock with a maximum aggregate value of $100 million (the October 2012 Program). We may repurchase shares of Class A common stock in open market purchases or through privately negotiated transactions in compliance with Exchange Act Rule 10b-18, subject to market conditions, applicable legal requirements, and other relevant factors. The October 2012 Program does not obligate us to repurchase any dollar amount or number of shares of Class A common stock, and it may be suspended at any time at our discretion. For the year ended November 30, 2013, we repurchased 467,500 shares for approximately $46.2 million, or $98.80 per share. For the year ended November 30, 2012, we repurchased 563,221 shares for approximately $49.8 million, or $88.40 per share.

17.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (AOCI) consists of foreign currency translation adjustments, net pension and postretirement liability adjustments, and net gain (loss) on hedging activities. Each item is reported net of the related income tax effect. The following table summarizes the components of AOCI as of November 30, 2013 and 2012 (in thousands):

	2013	2012
Foreign currency translation adjustments	$(46,565)	$(35,374)
Net pension and OPEB liability adjustment	(8,197)	(9,094)
Unrealized losses on hedging activities	(2,199)	(2,225)
Total accumulated other comprehensive loss	$(56,961)	$(46,693)

18.	Supplemental Cash Flow Information

Net cash provided by operating activities reflects cash payments for interest and income taxes as shown below, for the years ended November 30, 2013, 2012, and 2011, respectively (in thousands):

	2013	2012	2011
Interest paid	$39,023	$19,315	$8,274
Income tax payments (refunds), net	$(9,458)	$24,279	$38,297

Interest paid during 2013 increased primarily due to increased borrowings associated with the Polk acquisition, including the amortization of bridge financing fees.

Cash and cash equivalents amounting to approximately $258.4 million and $345.0 million reflected on the consolidated balance sheets at November 30, 2013 and 2012, respectively, are maintained primarily in U.S. Dollars, Canadian Dollars, British Pounds, and Euros, and were subject to fluctuations in the currency exchange rate.

19.	Segment Information

We prepare our financial reports and analyze our business results within our three reportable geographic segments: Americas, EMEA, and APAC. We evaluate segment performance primarily at the revenue and operating profit level for each of these three segments. We also evaluate revenues by transaction type.

Information about the operations of our three segments is set forth below. Our President and Chief Executive Officer is our chief operating decision maker, and he evaluates segment performance based primarily on revenue and operating profit of these three segments. In addition, he reviews revenue by transaction type. The accounting policies of our segments are the same as those described in the summary of significant accounting policies (see Note 2).

No single customer accounted for ten percent or more of our total revenue for the years ended November 30, 2013, 2012, and 2011. There are no material inter-segment revenues for any period presented. Certain corporate transactions are not allocated to the reportable segments, including such items as stock-based compensation expense, net periodic pension and postretirement expense, corporate-level impairments, and gain (loss) on sale of corporate assets.

	Americas	EMEA	APAC	Shared Services	Consolidated Total
	(In thousands)
Year Ended November 30, 2013
Revenue	$1,162,582	$483,373	$194,676	$—	$1,840,631
Operating income	$303,803	$81,048	$42,089	$(228,736)	$198,204
Depreciation and amortization	$123,477	$25,688	$2,363	$7,209	$158,737
Total Assets	$4,215,949	$874,602	$158,963	$110,099	$5,359,613
Year Ended November 30, 2012
Revenue	$912,490	$443,385	$173,994	$—	$1,529,869
Operating income	$262,953	$95,144	$46,042	$(196,852)	$207,287
Depreciation and amortization	$88,456	$22,188	$1,065	$6,534	$118,243
Total Assets	$2,437,903	$881,499	$114,426	$115,383	$3,549,211
Year Ended November 30, 2011
Revenue	$798,673	$384,441	$142,524	$—	$1,325,638
Operating income	$224,699	$82,314	$44,452	$(178,997)	$172,468
Depreciation and amortization	$68,285	$17,369	$172	$2,213	$88,039
Total Assets	$2,105,105	$760,538	$101,184	$106,210	$3,073,037

The table below provides information about revenue and long-lived assets for the U.S. and individual material foreign countries for 2013, 2012, and 2011. Revenue by geographic area is generally based on the "ship to" location. We have reclassified a portion of the United Kingdom revenue for 2012 and 2011 based on our application of an updated methodology to better reflect the allocation of revenue by country. The updated methodology does not impact our reported revenue by geographic segment or any other financial disclosure in this Form 10-K. Long-lived assets include net property and equipment; net intangible assets; and net goodwill.

	2013		2012		2011
(in thousands)	Revenue	Long-lived assets	Revenue	Long-lived assets	Revenue	Long-lived assets
United States	$992,640	$3,413,351	$775,630	$1,849,244	$675,105	$1,573,961
United Kingdom	243,608	555,732	231,671	434,192	213,948	411,720
Rest of world	604,383	486,128	522,568	393,352	436,585	379,998
Total	$1,840,631	$4,455,211	$1,529,869	$2,676,788	$1,325,638	$2,365,679

Revenue by transaction type was as follows:

(in thousands)	2013	2012	2011
Subscription revenue	$1,404,984	$1,157,347	$1,020,800
Non-subscription revenue	435,647	372,522	304,838
Total revenue	$1,840,631	$1,529,869	$1,325,638

Activity in our goodwill account was as follows:

(in thousands)	Americas	EMEA	APAC	Consolidated Total
Balance at November 30, 2011	$1,246,169	$389,593	$86,550	$1,722,312
Acquisitions	204,156	21,576	5,033	230,765
Adjustment to purchase price	(6,294)	—	—	(6,294)
Foreign currency translation	6,030	6,242	168	12,440
Balance at November 30, 2012	1,450,061	417,411	91,751	1,959,223
Acquisitions	1,035,692	69,982	—	1,105,674
Adjustment to purchase price	(511)	—	—	(511)
Foreign currency translation	(7,756)	7,602	949	795
Balance at November 30, 2013	$2,477,486	$494,995	$92,700	$3,065,181

The adjustment to purchase price in 2012 and 2013 related primarily to deferred tax true-ups that we finalized for our 2011 and 2012 acquisitions, respectively.

20.	Quarterly Results of Operations (Unaudited)

The following table summarizes certain quarterly results of operations (in thousands):

	Three Months Ended
	February 28	May 31	August 31	November 30
2013
Revenue	$382,525	$418,143	$480,288	$559,675
Cost of revenue	$160,075	$172,424	$198,279	$217,406
Net income	$24,671	$42,890	$23,362	$40,810
Earnings per share:
Basic	$0.37	$0.65	$0.35	$0.61
Diluted	$0.37	$0.65	$0.35	$0.60

2012
Revenue	$342,743	$387,159	$385,609	$414,358
Cost of revenue	$146,590	$165,271	$153,746	$158,907
Net income	$23,475	$44,191	$44,082	$46,420
Earnings per share:
Basic	$0.36	$0.67	$0.67	$0.70
Diluted	$0.35	$0.66	$0.66	$0.69

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are effective to ensure that information required to be disclosed in the reports required to be filed or submitted under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”). Our principal executive officer and our principal financial officer have chosen the COSO framework on which to base their assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of November 30, 2013.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Information required by this Item 10 will be set forth in the Proxy Statement for our 2014 Annual Meeting of Stockholders (the "Proxy Statement") and is incorporated herein by reference.

Item 11. Executive Compensation
Information required by this Item 11 will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this Item 12 will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this Item 13 will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
Information required by this Item 14 will be set forth in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Index of Financial Statements

The Financial Statements listed in the Index to Consolidated Financial Statements are filed as part of this report on Form 10-K (see Part II, Item 8 – Financial Statements and Supplementary Data).

(b)	Index of Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description
2.1	Stock Purchase Agreement by and among IHS Inc., R. L. Polk & Co. and the individuals and entities identified as Sellers on the signature pages thereto, dated as of June 8, 2013 (15)
3.1	Amended and Restated Certificate of Incorporation (13)
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (3)
3.3	Amended and Restated Bylaws (1)
4.1	Form of Class A Common Stock Certificate (4)
4.2	Form of Rights Agreement between IHS Inc. and Computershare Trust Company, Inc., as Rights Agent (4)
4.3	Agreement of Substitution and Amendment of Rights Agreement by and between IHS Inc. and American Stock Transfer and Trust Company, LLC, as Rights Agent, dated as of January 20, 2009 (5)
10.1+	Amended and Restated IHS Inc. 2004 Long-Term Incentive Plan (4)
10.2+	Amended and Restated IHS Inc. 2004 Directors Stock Plan (1)
10.3+	IHS Inc. Employee Stock Purchase Plan (4)
10.4+	IHS Inc. Supplemental Income Plan (4)
10.5+	Summary of Non-Employee Director Compensation (14)
10.6+	Form of Indemnification Agreement between the Company and its Directors (4)
10.7+	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Stock Option Award—Senior Executive Level (6)
10.8+	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Stock Option Award—Executive Level (6)
10.9+	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Restricted Stock Unit Award—Time-Based (6)
10.10+	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Restricted Stock Unit Award—Performance-Based(6)
10.11+	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2010 Restricted Stock Unit Award—Performance-Based (9)
10.12+	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2011 Restricted Stock Unit Award—Performance-Based (3)
10.13+	Employment Agreement by and between IHS Inc. and Scott Key, dated as of October 31, 2007 (7)
10.14+	Amendment to Employment Agreement by and between IHS Inc. and Scott Key, dated as of October 22, 2009 (7)
10.15+	Amendment to Employment Agreement by and between IHS Inc. and Scott Key, dated as of December 3, 2010 (8)
10.16+	Amendment to Employment Agreement by and between IHS Inc. and Scott Key, dated as of December 31, 2012 (14)
10.17*+	Employment Agreement by and between IHS Inc. and Todd Hyatt, dated as of October 31, 2013
10.18+	Employment Agreement by and between IHS Global Inc. and Daniel H. Yergin, dated as of July 2, 2010 (3)
10.19+	Amendment to Employment Agreement by and between IHS Inc. and Daniel Yergin, dated as of December 28, 2012 (14)

10.20*+	Employment Agreement by and between IHS Inc. and Sean Menke, dated as of February 4, 2013
10.21*+	Employment Agreement by and between IHS Inc. and Anurag Gupta, dated as of February 1, 2013
10.22+	Employment Agreement by and between IHS Inc. and Jane Okun, dated as of January 31, 2005 (1)
10.23+	Amendment to Employment Agreement by and between IHS Inc. and Jane Okun, dated as of November 5, 2007 (1)
10.24+	Amendment to Employment Agreement by and between IHS Inc. and Jane Okun-Bomba, dated as of October 22, 2009 (1)
10.25+	Amendment to Employment Agreement by and between IHS Inc. and Jane Okun-Bomba, dated as of December 3, 2010 (1)
10.26
Credit Agreement by and among IHS Inc., certain of its subsidiaries, J.P. Morgan Chase Bank, National Association, Bank of America N.A., RBS Citizens, N.A., Bank of America, N.A. (Canada Branch), Wells Fargo Bank, National Association, HSBC Bank USA, National Association, U.S. Bank, National Association, TD Bank, N.A., Barclays Bank PLC, PNC Bank, National Association, Citibank, N.A., HSBC Bank PLC and Compass Bank dated as of January 5, 2011 (10)

10.27
First Amendment to Credit Agreement by and among IHS Inc., certain of its subsidiaries, J.P. Morgan Chase Bank, National Association, Bank of America N.A., RBS Citizens, N.A., Bank of America, N.A. (Canada Branch), Wells Fargo Bank, National Association, HSBC Bank USA, National Association, U.S. Bank, National Association, TD Bank, N.A., Barclays Bank PLC, PNC Bank, National Association, Citibank, N.A., HSBC Bank PLC and Compass Bank dated as of October 11, 2011 (11)

10.28
Second Amendment to Credit Agreement by and among IHS Inc., certain of its subsidiaries, J.P. Morgan Chase Bank, National Association, Bank of America N.A., RBS Citizens, N.A., Wells Fargo Bank, National Association, HSBC Bank USA, National Association, U.S. Bank, National Association, TD Bank, N.A., Barclays Bank PLC, PNC Bank, National Association, Goldman Sachs Bank USA, Morgan Stanley Bank, N.A., Union Bank, N.A., Royal Bank of Canada, Hua Nan Commercial Bank, Ltd, New York and Compass Bank, dated as of July 15, 2013 (16)

10.29	Credit Agreement by and among IHS Inc., IHS Global Inc., Royal Bank of Canada, and Bank of America, N.A., dated as of August 29, 2012 (12)
10.30	First Amendment to Credit Agreement by and among IHS Inc., IHS Global Inc., Royal Bank of Canada, and Bank of America, N.A., dated as of July 15, 2013 (16)
10.31
Credit Agreement by and among IHS Inc., IHS Global Inc., JPMorgan Chase Bank, N.A., Bank of America, N.A., RBS Citizens, N.A., Wells Fargo Bank, N.A., BBVA Compass, HSBC Bank USA, N.A., Royal Bank of Canada, PNC Bank, National Association, U.S. Bank National Association, TD Bank, N.A., Goldman Sachs Bank USA, The Bank of Tokyo-Mitsubishi UFJ, Ltd, Hua Nan Commercial, Ltd, New York Agency, Sumitomo Mitsui Banking Corporation and Commercial Bank, dated as of July 15, 2013 (16)

10.32+	Employment Agreement by and between IHS Inc. and Richard Walker, dated as of October 31, 2007 (2)
10.33+	Amendment to Employment Agreement by and between IHS Inc. and Richard Walker, dated as of October 22, 2009 (2)
10.34+	Amendment to Employment Agreement by and between IHS Inc. and Richard Walker, dated as of December 3, 2010 (2)
10.35+	Amendment to Employment Agreement by and between IHS Inc. and Richard Walker, dated as of December 31, 2012 (14)
10.36+	Termination Agreement by and between IHS Inc. and Richard Walker, dated September 18, 2013 (16)
10.37+	Employment Agreement by and between IHS Inc. and Arshad Matin, dated as of November 22, 2011 (17)
21*	List of Subsidiaries of the Registrant
23*	Consent of Ernst & Young LLP
24*	Power of Attorney
31.1*	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act.
31.2*	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act.
32*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
 ___________________

*	Filed electronically herewith.
+	Compensatory plan or arrangement.
(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the period ended November 30, 2011, and incorporated herein by reference.
(2)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended August 31, 2011, and incorporated herein by reference.
(3)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the period ended November 30, 2010, and incorporated herein by reference.
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
(6)
Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the period ended November 30, 2006, as amended, and incorporated herein by reference.

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
(14)
Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended February 28, 2013, and incorporated herein by reference.

(15)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Periodic Report on Form 8-K dated July 16, 2013, and incorporated herein by reference.
(16)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended August 31, 2013, and incorporated herein by reference.
(17)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the period ended November 30, 2012, and incorporated herein by reference.

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

IHS INC.

By:	/s/ Stephen Green
	Name:	Stephen Green
	Title:	Executive Vice President, Legal and Corporate Secretary
	Date:	January 13, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on January 13, 2014.

Signature	Title

/s/ Scott Key	Director, President and Chief Executive Officer
Scott Key	(Principal Executive Officer)

/s/ Todd S. Hyatt	Executive Vice President, Chief Financial Officer
Todd S. Hyatt	(Principal Financial Officer)

/s/ Heather Matzke-Hamlin	Senior Vice President and Chief Accounting Officer
Heather Matzke-Hamlin	(Principal Accounting Officer)

*	Director
C. Michael Armstrong

*	Director
Ruann F. Ernst

*	Director
Brian H. Hall

*	Director
Roger Holtback

*	Director
Balakrishnan S. Iyer

*	Director
Jean-Paul L. Montupet

*	Director
Richard W. Roedel

/s/ Jerre L. Stead	Director, Executive Chairman
Jerre L. Stead

*	Director
Christoph v. Grolman

*By: /s/ Stephen Green
Stephen Green
Attorney-in-Fact