Form 10-Q
period 2014-02-28
IHS Inc.
filed 2014-03-24
CIK 1316360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________
FORM 10-Q
  ___________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of February 28, 2014, there were 68,053,423 shares of our Class A Common Stock outstanding.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: economic and financial conditions, including volatility in interest and exchange rates; our ability to successfully manage risks associated with changes in demand for our products and services as well as changes in our targeted industries; our ability to develop new platforms to deliver our products and services, pricing, and other competitive pressures, and changes in laws and regulations governing our business; the extent to which we are successful in gaining new long-term relationships with customers or retaining existing ones and the level of service failures that could lead customers to use competitors' services; our ability to successfully identify and integrate acquisitions into our existing businesses and manage risks associated therewith; and the other factors described under the caption “Risk Factors” in our annual report on Form 10-K for the fiscal year ended November 30, 2013, along with our other filings with the U.S. Securities and Exchange Commission (SEC).

Any forward-looking statement made by us in this quarterly report on Form 10-Q is based only on information currently available to us and speaks only as of the date of this report. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments, or otherwise.

PART I.   FINANCIAL INFORMATION

Item 1.	Financial Statements
IHS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per-share amounts)

	As of	As of
	February 28, 2014	November 30, 2013
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$205,055	$258,367
Accounts receivable, net	524,010	459,263
Income tax receivable	12,171	—
Deferred subscription costs	59,883	49,327
Deferred income taxes	50,662	70,818
Other	59,792	43,065
Total current assets	911,573	880,840
Non-current assets:
Property and equipment, net	255,139	245,566
Intangible assets, net	1,107,623	1,144,464
Goodwill	3,063,837	3,065,181
Other	21,748	23,562
Total non-current assets	4,448,347	4,478,773
Total assets	$5,359,920	$5,359,613
Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$210,320	$395,527
Accounts payable	57,420	57,001
Accrued compensation	58,431	89,460
Accrued royalties	40,639	36,289
Other accrued expenses	102,424	98,187
Income tax payable	—	9,961
Deferred revenue	708,941	560,010
Total current liabilities	1,178,175	1,246,435
Long-term debt	1,819,704	1,779,065
Accrued pension and postretirement liability	29,200	27,191
Deferred income taxes	348,812	361,267
Other liabilities	43,214	38,692
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.01 par value per share, 160,000,000 shares authorized, 68,952,895 and 67,901,101 shares issued, and 68,053,423 and 67,382,298 shares outstanding at February 28, 2014 and November 30, 2013, respectively	690	679
Additional paid-in capital	836,364	788,670
Treasury stock, at cost: 899,472 and 518,803 shares at February 28, 2014 and November 30, 2013, respectively	(89,957)	(45,945)
Retained earnings	1,252,942	1,220,520
Accumulated other comprehensive loss	(59,224)	(56,961)
Total stockholders’ equity	1,940,815	1,906,963
Total liabilities and stockholders’ equity	$5,359,920	$5,359,613
See accompanying notes.

IHS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except for per-share amounts)

	Three months ended February 28,
	2014	2013
Revenue	$524,458	$382,525
Operating expenses:
Cost of revenue	212,925	160,075
Selling, general and administrative	197,716	142,229
Depreciation and amortization	49,637	32,479
Restructuring charges	3,175	4,788
Acquisition-related costs	940	1,895
Net periodic pension and postretirement expense	2,836	2,240
Other expense, net	1,575	2,419
Total operating expenses	468,804	346,125
Operating income	55,654	36,400
Interest income	251	344
Interest expense	(15,245)	(6,120)
Non-operating expense, net	(14,994)	(5,776)
Income from continuing operations before income taxes	40,660	30,624
Provision for income taxes	(8,238)	(5,953)
Net income	$32,422	$24,671

Basic earnings per share	$0.48	$0.37
Weighted average shares used in computing basic earnings per share	67,809	65,790

Diluted earnings per share	$0.47	$0.37
Weighted average shares used in computing diluted earnings per share	68,693	66,701

See accompanying notes.

IHS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three months ended February 28,
	2014	2013
Net income	$32,422	$24,671
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on hedging activities (1)	(2,475)	168
Foreign currency translation adjustment	212	(34,140)
Total other comprehensive income (loss)	(2,263)	(33,972)
Comprehensive income (loss)	$30,159	$(9,301)

(1) Net of tax benefit (expense) of $1,615 and $(103) for the three months ended February 28, 2014 and 2013, respectively.

See accompanying notes.

IHS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three months ended February 28,
	2014	2013
Operating activities:
Net income	$32,422	$24,671
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	49,637	32,479
Stock-based compensation expense	43,964	39,762
Impairment of assets	—	1,629
Excess tax benefit from stock-based compensation	(9,412)	(11,345)
Net periodic pension and postretirement expense	2,836	2,240
Pension and postretirement contributions	(825)	(10,933)
Deferred income taxes	32,939	(15,534)
Change in assets and liabilities:
Accounts receivable, net	(69,021)	(33,696)
Other current assets	(19,983)	(12,978)
Accounts payable	(982)	(6,485)
Accrued expenses	(22,972)	(8,930)
Income tax payable	(33,570)	16,063
Deferred revenue	148,391	116,157
Other liabilities	437	(1,414)
Net cash provided by operating activities	153,861	131,686
Investing activities:
Capital expenditures on property and equipment	(24,610)	(19,367)
Acquisitions of businesses, net of cash acquired	—	(38,448)
Intangible assets acquired	(714)	—
Change in other assets	(1,304)	(846)
Settlements of forward contracts	2,314	(776)
Net cash used in investing activities	(24,314)	(59,437)
Financing activities:
Proceeds from borrowings	30,000	45,000
Repayment of borrowings	(174,568)	(53,786)
Excess tax benefit from stock-based compensation	9,412	11,345
Repurchases of common stock	(44,012)	(81,900)
Net cash used in financing activities	(179,168)	(79,341)
Foreign exchange impact on cash balance	(3,691)	(19,219)
Net decrease in cash and cash equivalents	(53,312)	(26,311)
Cash and cash equivalents at the beginning of the period	258,367	345,008
Cash and cash equivalents at the end of the period	$205,055	$318,697

See accompanying notes.

IHS INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Shares of Class A Common Stock	Class A Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at November 30, 2013 (Audited)	67,382	$679	$788,670	$(45,945)	$1,220,520	$(56,961)	$1,906,963
Stock-based award activity	671	11	38,282	(44,012)	—	—	(5,719)
Excess tax benefit on vested shares	—	—	9,412	—	—	—	9,412
Net income	—	—	—	—	32,422	—	32,422
Other comprehensive loss	—	—	—	—	—	(2,263)	(2,263)
Balance at February 28, 2014	68,053	$690	$836,364	$(89,957)	$1,252,942	$(59,224)	$1,940,815
See accompanying notes.

IHS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of IHS Inc. (IHS, we, our, or us) have been prepared on substantially the same basis as our annual consolidated financial statements and should be read in conjunction with our annual report on Form 10-K for the year ended November 30, 2013. In our opinion, these condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented, and such adjustments are of a normal, recurring nature.

Our business has seasonal aspects. Our fourth quarter typically generates our highest quarterly levels of revenue and profit. Conversely, our first quarter generally has our lowest levels of revenue and profit. We also experience event-driven seasonality in our business; for instance, IHS Energy CERAWeek, an annual energy executive gathering, is held during our second quarter. Another example is the biennial release (previously triennial release) of the Boiler Pressure Vessel Code (BPVC) engineering standard, which generates revenue for us predominantly in the third quarter of every other year. The BPVC benefit most recently occurred in the third quarter of 2013.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-2, which provides guidance on the reporting of reclassifications out of accumulated other comprehensive income (AOCI). This standard became effective for us in the first quarter of 2014. Under the new guidance, an entity is required to report the effect of significant reclassifications out of AOCI on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For amounts not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other GAAP disclosures that provide additional detail about those amounts. The adoption of this standard did not have an impact on our consolidated financial statements other than the change in disclosures.

2.	Intangible Assets

The following table presents details of our intangible assets, other than goodwill, as of February 28, 2014 and November 30, 2013 (in thousands):

	As of February 28, 2014			As of November 30, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Information databases	$632,403	$(210,787)	$421,616	$633,347	$(194,904)	$438,443
Customer relationships	467,338	(98,729)	368,609	470,632	(90,827)	379,805
Non-compete agreements	2,567	(1,695)	872	2,717	(1,653)	1,064
Developed computer software	158,008	(68,774)	89,234	159,413	(64,514)	94,899
Trademarks	168,448	(17,257)	151,191	167,179	(13,300)	153,879
Other	25,229	(13,176)	12,053	25,404	(13,423)	11,981
Total	$1,453,993	$(410,418)	$1,043,575	$1,458,692	$(378,621)	$1,080,071
Intangible assets not subject to amortization:
Trademarks	62,770	—	62,770	63,144	—	63,144
Perpetual licenses	1,278	—	1,278	1,249	—	1,249
Total intangible assets	$1,518,041	$(410,418)	$1,107,623	$1,523,085	$(378,621)	$1,144,464

Intangible assets amortization expense was $33.8 million for the three months ended February 28, 2014, as compared to $22.6 million for the three months ended February 28, 2013. The following table presents the estimated future amortization expense related to intangible assets held as of February 28, 2014 (in thousands):

Year	Amount
Remainder of 2014	$99,429
2015	$127,498
2016	$118,389
2017	$104,109
2018	$92,099
Thereafter	$502,051
Goodwill, gross intangible assets, and net intangible assets were all subject to foreign currency translation effects. Changes in our goodwill and gross intangible assets from November 30, 2013 to February 28, 2014 were primarily the result of foreign currency translation effects. The change in net intangible assets was primarily due to current year amortization.

3.	Derivatives

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

•
Forward-starting interest rate derivative contracts that effectively swap $400 million of floating rate debt at a 2.86 percent weighted-average fixed interest rate, plus the applicable Credit Facility spread. We entered into these swap contracts in November 2013 and January 2014. The contracts take effect between May 2015 and November 2015, with respective expiration dates between May 2020 and November 2020.

Because the terms of these swaps and the variable rate debt coincide, we do not expect any ineffectiveness. We have designated and accounted for these instruments as cash flow hedges, with changes in fair value being deferred in accumulated other comprehensive loss in our consolidated balance sheets.

Foreign Currency Forwards

To mitigate foreign currency exposure, we utilize the following types of derivative instruments:

•
Foreign currency forward contracts that hedge the foreign currency exposure on Euro-denominated receipts in our U.S. Dollar functional entities. We utilize a rolling 12-month hedging program to mitigate this exposure. Because the critical terms of the forward contracts and the forecasted cash flows coincide, we do not expect any ineffectiveness associated with these contracts. We have designated and accounted for these derivatives as cash flow hedges, with changes in fair value being deferred in accumulated other comprehensive loss in our consolidated balance sheets. The notional amount of outstanding foreign currency forwards under these agreements as of February 28, 2014 and November 30, 2013 was approximately $16.0 million and $15.9 million, respectively.

•
Short-term foreign currency forward contracts that manage market risks associated with fluctuations in balances that are denominated in currencies other than the local functional currency. We account for these forward contracts at fair value and recognize the associated realized and unrealized gains and losses in other expense (income), net, since we have not designated these contracts as hedges for accounting purposes. The following table summarizes the notional amounts of these outstanding foreign currency forward contracts as of February 28, 2014 and November 30, 2013 (in thousands):

	February 28, 2014		November 30, 2013
Notional amount of currency pair:
Contracts to buy USD with CAD		$60,900		$142,606
Contracts to buy CAD with GBP	C$	—	C$	28,741
Contracts to buy USD with EUR		$24,749		$17,522
Contracts to buy CHF with USD		$13,510		$15,308
Contracts to buy GBP with EUR		£4,939		£5,866
Contracts to buy USD with GBP		£1,795		£1,863

Fair Value of Derivatives

Since our derivative instruments are not listed on an exchange, we have evaluated fair value by reference to similar transactions in active markets; consequently, we have classified all of our derivative instruments within Level 2 of the fair value measurement hierarchy. The following table shows the classification, location, and fair value of our derivative instruments as of February 28, 2014 and November 30, 2013 (in thousands):

	Fair Value of Derivative Instruments
	February 28, 2014	November 30, 2013	Balance Sheet Location
Assets:
Derivatives designated as accounting hedges:
Foreign currency forwards	$—	$8	Other current assets
Derivatives not designated as accounting hedges:
Foreign currency forwards	485	1,548	Other current assets
Total	$485	$1,556

Liabilities:
Derivatives designated as accounting hedges:
Interest rate swaps	$7,173	$3,366	Other accrued expenses
Foreign currency forwards	554	423	Other accrued expenses
Derivatives not designated as accounting hedges:
Foreign currency forwards	112	957	Other accrued expenses
Total	$7,839	$4,746

The net gain on foreign currency forwards that are not designated as hedging instruments for the three months ended February 28, 2014 and 2013, respectively, was as follows (in thousands):

	Amount of gain recognized in the consolidated statements of operations
	February 28, 2014	February 28, 2013	Location on consolidated statements of operations
Foreign currency forwards	$2,205	$2,357	Other expense, net

The following table provides information about the gains (losses) on our cash flow hedging instruments for the three months ended February 28, 2014 and 2013, respectively (in thousands):

Derivatives in cash flow hedging relationships	Amount of gain/(loss) recognized in AOCI on derivative		Amount of gain/(loss) reclassified from AOCI into income		Location of gain/(loss) reclassified from AOCI into income
	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013
Interest rate swaps	$(2,487)	$(22)	$(235)	$(226)	Interest expense
Foreign currency forwards	(291)	(58)	(68)	(22)	Revenue
Total	$(2,778)	$(80)	$(303)	$(248)

The cumulative amount of unrecognized hedge losses recorded in AOCI as of February 28, 2014 and November 30, 2013 is as follows (in thousands):

	Unrecognized losses, net of tax
	February 28, 2014	November 30, 2013
Interest rate swaps	$(4,339)	$(2,087)
Foreign currency forwards	(335)	(112)
Total	$(4,674)	$(2,199)

The unrecognized losses relating to the foreign currency forwards are expected to be reclassified into revenue within the next 12 months, and approximately $0.9 million of the unrecognized losses relating to the interest rate swaps are expected to be reclassified into interest expense within the next 12 months.

4.	Debt

The following table summarizes total indebtedness as of February 28, 2014 and November 30, 2013 (in thousands):

	February 28, 2014	November 30, 2013
Credit Facility:
Revolver	$652,000	$770,000
Term loans	420,616	446,904
2012 term loan	250,000	250,000
2013 term loan	700,000	700,000
Capital leases	7,408	7,688
Total debt	$2,030,024	$2,174,592
Current portion	(210,320)	(395,527)
Total long-term debt	$1,819,704	$1,779,065

Credit Facility. Our Credit Facility is a syndicated bank credit agreement that consists of amortizing term loans and a $1.0 billion revolver. All borrowings under the Credit Facility are unsecured. The term loans and revolver included in the Credit Facility have a five-year tenor ending in January 2016. The interest rates for borrowings under the Credit Facility are the applicable LIBOR plus a spread of 1.00 percent to 2.25 percent, depending upon our Leverage Ratio, which is defined as the ratio of Consolidated Funded Indebtedness to rolling four-quarter Consolidated Earnings Before Interest Expense, Taxes, Depreciation and Amortization (EBITDA), as such terms are defined in the Credit Facility. A commitment fee on any unused balance is payable periodically and ranges from 0.15 percent to 0.40 percent based upon our Leverage Ratio. The Credit Facility contains certain financial and other covenants, including a maximum Leverage Ratio and a maximum Interest Coverage Ratio, as such terms are defined in the Credit Facility.

2012 term loan. During the third quarter of 2012, we entered into a $250 million interest-only term loan agreement with a two-and-a-half year tenor ending in March 2015. Borrowings under this loan are unsecured. The interest for borrowing under this loan, as well as certain financial and other covenants, including a maximum Leverage Ratio and a maximum Interest Coverage ratio, are consistent with the existing Credit Facility described above.

2013 term loan. During the third quarter of 2013, we entered into a $700 million amortizing term loan agreement to facilitate a portion of the funding for the R.L. Polk & Co. acquisition (Polk acquisition). This loan has a five-year tenor ending in July 2018, and borrowings under this loan are unsecured. The interest for borrowing under this loan, as well as certain financial and other covenants, including a maximum Leverage Ratio and a maximum Interest Coverage ratio, are consistent with the existing Credit Facility described above.

As of February 28, 2014, we were in compliance with all of our debt covenants. Our credit agreements require a systematic reduction in our leverage ratio each quarter for the first year, and we are in compliance with those terms. We have classified short-term debt based on principal maturities and expected cash availability over the next 12 months. As of February 28, 2014, we had approximately $652 million of outstanding borrowings under the revolver at a current annual interest rate of 2.44 percent and approximately $1.371 billion of aggregate outstanding borrowings under our term loans at a current weighted average annual interest rate of 2.55 percent, including the effect of the interest rate swaps described in Note 3.

We also had approximately $0.5 million of outstanding letters of credit under the Credit Facility as of February 28, 2014, which reduced the available borrowing under the Credit Facility by an equivalent amount.

The carrying value of our short-term and long-term debt approximates their fair value.

5.	Restructuring Charges

During the three months ended February 28, 2014, we eliminated 40 positions and incurred additional direct and incremental costs related to identified operational efficiencies (including lease abandonments), continued consolidation of positions to our accounting and customer care Centers of Excellence (COE) locations, and further consolidation of our legacy data centers. We expect to continue to incur costs related to these and other similar activities in future periods, resulting in additional restructuring charges.

During the three months ended February 28, 2014, we recorded approximately $3.2 million of restructuring charges for these activities. Of these charges, approximately $1.7 million was recorded in the Americas segment, $1.3 million was recorded in the EMEA segment, and $0.2 million was recorded in the APAC segment.

The following table provides a reconciliation of the restructuring liability as of February 28, 2014 (in thousands):

	Employee Severance and Other Termination Benefits	Contract Termination Costs	Other	Total
Balance at November 30, 2013	$2,569	$103	$23	$2,695
Add: Restructuring costs incurred	2,477	396	245	3,118
Revision to prior estimates	(392)	449	—	57
Less: Amount paid	(1,982)	(331)	(268)	(2,581)
Balance at February 28, 2014	$2,672	$617	$—	$3,289

As of February 28, 2014, approximately $2.3 million of the remaining restructuring liability was in the Americas segment and approximately $1.0 million was in the EMEA segment. The entire $3.3 million restructuring liability is expected to be paid within the next 12 months.

6.	Acquisition-related Costs

During the three months ended February 28, 2014, we recorded approximately $0.9 million of direct and incremental costs associated with acquisition-related activities, including severance, lease abandonments, and professional fees. Approximately $0.4 million of the total charge was recorded in the Americas segment and $0.5 million was recorded in the EMEA segment.

The following table provides a reconciliation of the acquisition-related costs accrued liability as of February 28, 2014 (in thousands):

	Employee Severance and Other Termination Benefits	Contract Termination Costs	Other	Total
Balance at November 30, 2013	$5,859	$201	$71	$6,131
Add: Costs incurred	497	515	15	1,027
Revision to prior estimates	(87)	—	—	(87)
Less: Amount paid	(2,725)	(86)	(86)	(2,897)
Balance at February 28, 2014	$3,544	$630	$—	$4,174

As of February 28, 2014, approximately $1.8 million of the remaining acquisition-related costs accrued liability was in the Americas segment and $2.4 million was in the EMEA segment. We expect that the remaining liability will be substantially paid in 2014.

7.	Pensions and Postretirement Benefits

Our net periodic pension expense (income) for the three months ended February 28, 2014 and 2013 was comprised of the following (in thousands):

	Three months ended February 28,
	2014	2013
Service costs incurred	$3,045	2,598
Interest costs on projected benefit obligation	2,101	1,693
Expected return on plan assets	(2,090)	(1,821)
Amortization of prior service credit	(338)	(336)
Amortization of transitional obligation	11	—
Net periodic pension expense	$2,729	$2,134

Our net periodic postretirement expense was comprised of the following for the three months ended February 28, 2014 and 2013 (in thousands):

	Three months ended February 28,
	2014	2013
Service costs incurred	$4	$6
Interest costs	103	100
Net periodic postretirement expense	$107	$106

8.	Stock-based Compensation

Stock-based compensation expense for the three months ended February 28, 2014 and 2013 was as follows (in thousands):

	Three months ended February 28,
	2014	2013
Cost of revenue	$1,860	$1,682
Selling, general and administrative	42,104	38,080
Total stock-based compensation expense	$43,964	$39,762

Total income tax benefits recognized for stock-based compensation arrangements were as follows (in thousands):

	Three months ended February 28,
	2014	2013
Income tax benefits	$15,062	$13,718
No stock-based compensation cost was capitalized during the three months ended February 28, 2014 and 2013.
As of February 28, 2014, there was $180.0 million of unrecognized stock-based compensation cost, adjusted for estimated forfeitures, related to unvested stock-based awards that will be recognized over a weighted-average period of approximately 1.9 years. Total unrecognized stock-based compensation cost will be adjusted for future changes in estimated forfeitures and changes in estimated achievement of performance goals.
Restricted Stock Units (RSUs). The following table summarizes RSU activity during the three months ended February 28, 2014:

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands)
Balance at November 30, 2013	3,017	$92.93
Granted	826	$113.36
Vested	(1,052)	$90.15
Forfeited	(44)	$98.72
Balance at February 28, 2014	2,747	$100.05
The total fair value of RSUs that vested during the three months ended February 28, 2014 was $121.5 million based on the weighted-average fair value on the vesting date.

9.	Income Taxes

Our effective tax rate is estimated based upon the effective tax rate expected to be applicable for the full fiscal year.
Our effective tax rate for the three months ended February 28, 2014 was 20.3 percent, compared to 19.4 percent for the same period of 2013.

10.	Commitments and Contingencies

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

11.	Earnings per Share
Weighted-average shares of Class A common stock outstanding for the three months ended February 28, 2014 and 2013, respectively, were calculated as follows (in thousands):

	Three months ended February 28,
	2014	2013
Weighted-average shares outstanding:
Shares used in basic EPS calculation	67,809	65,790
Effect of dilutive securities:
Restricted stock units	884	907
Stock options and other stock-based awards	—	4
Shares used in diluted EPS calculation	68,693	66,701

12.	Accumulated Other Comprehensive Income (Loss)

ASU 2013-2 requires disclosure of additional information about changes in AOCI balances by component, including the effect of reclassifications out of AOCI on the respective line items in net income. The following table summarizes the changes in AOCI by component (net of tax) for the three months ended February 28, 2014 (in thousands):

	Foreign currency translation	Net pension and OPEB liability	Unrealized losses on hedging activities	Total
Balance at November 30, 2013	$(46,565)	$(8,197)	$(2,199)	$(56,961)
Other comprehensive income (loss) before reclassifications	212	—	(2,778)	(2,566)
Reclassifications from AOCI to income	—	—	303	303
Balance at February 28, 2014	$(46,353)	$(8,197)	$(4,674)	$(59,224)

13.	Segment Information

We prepare our financial reports and analyze our business results within our three reportable geographic segments: Americas, EMEA, and APAC. We evaluate segment performance primarily at the revenue and operating profit level for each of these three segments. We also evaluate revenues by transaction type.
Information about the operations of our three segments is set forth below. No single customer accounted for 10% or more of our total revenue for the three months ended February 28, 2014 and 2013. There are no material inter-segment revenues for any period presented. Certain corporate transactions are not allocated to the reportable segments, including such items as stock-based compensation expense, net periodic pension and postretirement expense, corporate-level impairments, and gain (loss) on sale of corporate assets.

	Americas	EMEA	APAC	Shared Services	Consolidated Total
	(In thousands)
Three months ended February 28, 2014
Revenue	$350,420	$126,861	$47,177	$—	$524,458
Operating income	$77,610	$24,595	$10,062	$(56,613)	$55,654
Depreciation and amortization	$41,173	$5,791	$613	$2,060	$49,637
Three months ended February 28, 2013
Revenue	$229,166	$109,471	$43,888	$—	$382,525
Operating income	$62,133	$15,986	$9,749	$(51,468)	$36,400
Depreciation and amortization	$24,284	$5,917	$461	$1,817	$32,479

Revenue by transaction type was as follows (in thousands):

	Three months ended February 28,
	2014	2013
Subscription revenue	$417,374	$307,727
Non-subscription revenue	107,084	74,798
Total revenue	$524,458	$382,525

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis is intended to help the reader understand the financial condition and results of operations of IHS Inc. (IHS, we, our, or us). The following discussion should be read in conjunction with our annual report on Form 10-K for the year ended November 30, 2013, the Condensed Consolidated Financial Statements and accompanying notes included in this quarterly report on Form 10-Q, and important information and disclosure that we routinely post to our website (www.ihs.com). However, none of the information provided on our website is incorporated into this quarterly report on Form 10-Q.

Executive Summary

Business Overview

We are a leading source of information, insight and analytics in critical areas that shape today's business landscape. Businesses and governments in more than 165 countries around the globe rely on our comprehensive content, expert independent analysis, and flexible delivery methods. Our aim is to embed our solutions within the entire spectrum of our customers’ organization, enabling executive level capital deployment strategies and following decision-making activities throughout their organizations to front-line employees tasked with managing their company’s complex core daily operations. We have been in business since 1959 and became a publicly traded company on the New York Stock Exchange in 2005. Headquartered in Englewood, Colorado, USA, we are committed to sustainable, profitable growth and employ more than 8,000 people in more than 31 countries around the world.

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

Subscriptions represented approximately 80 percent of our total revenue in the first quarter of 2014. We sell our offerings primarily through subscriptions, which tend to generate recurring revenue and cash flow for us. Our subscription agreements are typically non-cancellable and may contain provisions for minimum monthly payments. We have historically seen high renewal rates. For subscription revenue, the timing of our cash flows generally precedes the recognition of revenue and income.

Our business has seasonal aspects. Our fourth quarter typically generates our highest quarterly levels of revenue and profit. Conversely, our first quarter generally has our lowest levels of revenue and profit. We also experience event-driven seasonality in our business; for instance, IHS Energy CERAWeek, an annual energy executive gathering, is held during our second quarter. Another example is the biennial release (previously triennial release) of the Boiler Pressure Vessel Code (BPVC) engineering standard, which generates revenue for us predominantly in the third quarter of every other year. The BPVC benefit most recently occurred in the third quarter of 2013.

In 2014, we are focused on the following two priorities:

•
Operational excellence. We expect to capitalize on infrastructure investments to allow our employees to do their jobs more efficiently and effectively, including engaging and supporting new and existing customers. During the first quarter of 2014, we made progress in core process and system enhancements that we believe will allow us to meet our goals.

•
Commercial expansion. We expect to continue our pace of new and integrated product platform releases and offerings, and we are on track with the development and release of product platforms across the various workflows we service. We are also hiring new global account executives to drive new and expanded business in key geo-markets and are re-aligning our field and inside sales forces in an effort to maximize the customer experience.

Global Operations

Approximately 40 percent of our revenue is transacted outside of the United States; however, just over 20 percent of our revenue is transacted in currencies other than the U.S. dollar. As a result, a strengthening U.S. dollar relative to certain currencies has historically resulted in a negative impact to our revenue; conversely, a weakening U.S. dollar has historically resulted in a positive impact to our revenue. However, the impact on operating income is diminished due to certain operating expenses denominated in currencies other than the U.S. dollar. Our largest foreign currency exposures, in order of magnitude, are the British Pound, Canadian Dollar, and Euro.

Key Performance Indicators

We believe that revenue growth, Adjusted EBITDA (both in dollars and margin), and free cash flow are the key financial measures of our success. Adjusted EBITDA and free cash flow are financial measures that are not prepared in accordance with GAAP (non-GAAP).

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

EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA are used by many of our investors, research analysts, investment bankers, and lenders to assess our operating performance. For example, a measure similar to Adjusted EBITDA is required by the lenders under our term loans and revolving credit agreement. We define EBITDA as net income plus or minus net interest, plus provision for income taxes, depreciation, and amortization. Our definition of Adjusted EBITDA further excludes primarily non-cash items and other items that we do not consider to be useful in assessing our operating performance (e.g., stock-based compensation expense, restructuring charges, acquisition-related costs, asset impairment charges, gain or loss on sale of assets, pension mark-to-market and settlement expense, and income or loss from discontinued operations).

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

Results of Operations

Total Revenue

First quarter 2014 revenue increased 37 percent compared to the first quarter of 2013. The table below displays the percentage change in revenue due to organic, acquisitive, and foreign currency factors when comparing the three months ended February 28, 2014 to the three months ended February 28, 2013.

	Increase in Total Revenue
(All amounts represent percentage points)	Organic	Acquisitive	Foreign Currency
First quarter 2014 vs. first quarter 2013	5%	33%	—%

The five percent organic growth for the three months ended February 28, 2014, compared to the same period of 2013, was primarily attributable to subscription growth performance, with non-subscription growth also contributing positively to the increase.

Acquisitive revenue growth was primarily due to the Polk acquisition in the third quarter of 2013, as well as other acquisitions we have made in the last twelve months, including the following:

•	Fekete Associates and Waterborne Energy in the second quarter of 2013, and

•	PFC Energy in the third quarter of 2013.

Foreign currency had a negligible impact on the year-over-year increase in revenue.

Revenue by Segment

	Three months ended February 28,		Percentage Change
(In thousands, except percentages)	2014	2013
Revenue:
Americas	$350,420	$229,166	53%
EMEA	126,861	109,471	16%
APAC	47,177	43,888	7%
Total revenue	$524,458	$382,525	37%

As a percent of total revenue:
Americas	67%	60%
EMEA	24%	29%
APAC	9%	11%

The percentage change in each geography segment is due to the factors described in the following table.

	Increase (decrease) in revenue
	First quarter 2014 vs. first quarter 2013
(All amounts represent percentage points)	Organic	Acquisitive	Foreign Currency
Americas	5%	48%	(1)%
EMEA	5%	9%	2%
APAC	—%	8%	(1)%

For the three months ended February 28, 2014, compared to the same period of 2013, Americas revenue experienced organic growth in both subscriptions (at five percent) and non-subscriptions (at eight percent). The subscription growth was primarily due to energy offerings, while the non-subscription growth was primarily due to consulting services growth.

EMEA revenue for the three months ended February 28, 2014, compared to the same period of 2013, had solid organic subscription growth at seven percent. We are also continuing to develop the non-subscription portion of the EMEA business, which had mixed results across product lines, resulting in a negative one percent organic growth rate.

APAC organic subscription revenue growth was three percent for the three months ended February 28, 2014, compared to the same period of 2013, and was adversely affected by the timing of certain subscription renewals. Non-subscription organic growth decreased nine percent, which was impacted by the difficult comparison against the 35 percent organic growth we experienced in APAC in the first quarter of 2013.

Revenue by Transaction Type

	Three months ended February 28,		Percent change
(in thousands, except percentages)	2014	2013	Total	Organic
Subscription revenue	$417,374	$307,727	36%	5%
Non-subscription revenue	107,084	74,798	43%	3%
Total revenue	$524,458	$382,525	37%	5%

As a percent of total revenue:
Subscription	80%	80%
Non-subscription	20%	20%

Our subscription business grew at five percent organically during the first quarter of 2014, compared to the same period of 2013, with energy, chemicals, and product design subscription offerings providing the largest contributions to the growth. Subscriptions continue to provide a stable revenue stream that generates significant cash flow. Consistent with the prior year, our first quarter 2014 subscription revenue represented approximately 80 percent of our total revenue, as the first quarter is seasonally our lowest non-subscription revenue quarter.

The non-subscription portion of our business increased three percent organically during the three months ended February 28, 2014, compared to the same period of 2013, reflecting strong consulting performance, particularly in energy and chemicals.

Operating Expenses

The following table shows our operating expenses and the associated percentages of revenue.

	Three months ended February 28,
(In thousands, except percentages)	2014	2013
Operating expenses:
Cost of revenue	$212,925	$160,075
SG&A expense	$197,716	$142,229
Depreciation and amortization expense	$49,637	$32,479

As a percent of revenue:
Cost of revenue	41%	42%
SG&A expense	38%	37%
Depreciation and amortization expense	9%	8%

Supplemental information:
SG&A expense, excluding stock-based compensation	$155,612	$104,149
As a percent of revenue	30%	27%

Cost of Revenue

For the three months ended February 28, 2014, cost of revenue remained relatively consistent as a percentage of revenue, compared to the same period in the prior year. We continue to invest in our people, platforms, processes, and products in support of our goals to increase top- and bottom-line growth.

Selling, General and Administrative (SG&A) Expense

We evaluate our SG&A expense after excluding stock-based compensation expense. For the three months ended February 28, 2014, compared to the same period of 2013, SG&A expense as a percentage of revenue increased primarily due to recent acquisitions and increased compensation expense.

For the three months ended February 28, 2014, compared to the same period of 2013, stock-based compensation expense increased as a result of an increase in the number of employees, an increase in our stock price, and the achievement or overachievement of certain company performance metrics. As a percentage of revenue, stock-based compensation decreased by two percentage points. Please refer to Note 8 to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q for a discussion of stock-based compensation.

Depreciation and Amortization Expense

For the three months ended February 28, 2014, compared to the same period of 2013, depreciation and amortization expense increased in both amount and as a percentage of revenue, primarily due to the increase in depreciable and amortizable assets from capital expenditures and acquisitions, particularly the Polk acquisition.

Restructuring

Please refer to Note 5 to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q for a discussion of our restructuring activities. During the first quarter of 2014, we incurred approximately $3.2 million of restructuring charges for direct and incremental costs associated with identified operational efficiencies (including lease abandonments), continued consolidation of positions to our accounting and customer care Centers of Excellence (COE) locations, and further consolidation of our legacy data centers.

In the first quarter of 2014, we eliminated approximately 40 positions related to these activities. We expect to continue to incur costs related to these and other similar activities in future periods, resulting in additional restructuring charges.

Acquisition-related Costs

Please refer to Note 6 to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q for a discussion of costs associated with our integration and other acquisition-related activities. During the first quarter of 2014, we recorded approximately $0.9 million of direct and incremental costs associated with acquisition-related activities, including severance, lease abandonments, and professional fees. Because acquisitions are a key component of our growth strategy, we expect that we will continue to perform similar activities for future acquisitions.

Pension and Postretirement Expense

For the three months ended February 28, 2014, compared to the same period of 2013, net periodic pension and postretirement expense increased slightly to $2.8 million.

Our pension expense and associated pension liability as calculated under GAAP requires the use of assumptions about the estimated long-term rate of return on plan assets and the discount rate. Our pension investment strategy is designed to align the majority of our pension assets with the underlying pension liability and minimize volatility caused by changes in asset returns and discount rates. Our pension expense estimates are updated to reflect actual experience through the remeasurement process in the fourth quarter, or sooner if earlier remeasurements are required. For the three months ended February 28, 2014, we used a 5.4 percent expected long-term rate of return on plan assets and a 4.9 percent discount rate for the U.S. Retirement Income Plan; the actual return on plan assets during that period was 4.8 percent. We anticipate that the difference between actual return on plan assets and expected return on plan assets will be largely mitigated by the offsetting change in the pension liability resulting from movements in the discount rate.

Operating Income by Segment (geography)

	Three months ended February 28,
(In thousands, except percentages)	2014	2013
Operating income:
Americas	$77,610	$62,133
EMEA	24,595	15,986
APAC	10,062	9,749
Shared services	(56,613)	(51,468)
Total operating income	$55,654	$36,400

As a percent of segment revenue:
Americas	22%	27%
EMEA	19%	15%
APAC	21%	22%

For the three months ended February 28, 2014, compared to the same period of 2013, operating income as a percentage of revenue for the Americas segment decreased primarily because of amortization expense associated with intangible assets acquired in the Polk acquisition. For the three months ended February 28, 2014, compared to the same period of 2013, the EMEA segment operating income as a percentage of revenue increased primarily because of revenue growth and prior investment in scaled infrastructure. For the three months ended February 28, 2014, compared to the same period of 2013, the APAC segment operating income as a percentage of revenue was largely unchanged.

Provision for Income Taxes

Our effective tax rate for the three months ended February 28, 2014 was 20.3 percent compared to 19.4 percent for the same period of 2013.

EBITDA and Adjusted EBITDA (non-GAAP measures)

	Three months ended February 28,		Percentage Change
(In thousands, except percentages)	2014	2013
Net income	$32,422	$24,671	31%
Interest income	(251)	(344)
Interest expense	15,245	6,120
Provision for income taxes	8,238	5,953
Depreciation	15,790	9,880
Amortization	33,847	22,599
EBITDA	$105,291	$68,879	53%
Stock-based compensation expense	43,964	39,762
Restructuring charges	3,175	4,788
Acquisition-related costs	940	1,895
Impairment of assets	—	1,629
Loss on sale of assets	2,805	1,241
Adjusted EBITDA	$156,175	$118,194	32%
Adjusted EBITDA as a percentage of revenue	29.8%	30.9%

Our Adjusted EBITDA for the three months ended February 28, 2014, compared to the same period of 2013, increased primarily because of acquisitions, organic subscription revenue growth, and the leverage in our business model.

Financial Condition

(In thousands, except percentages)	As of February 28, 2014	As of November 30, 2013	Dollar change	Percent change
Accounts receivable, net	$524,010	$459,263	$64,747	14%
Accrued compensation	$58,431	$89,460	$(31,029)	(35)%
Deferred revenue	$708,941	$560,010	$148,931	27%

The increase in accounts receivable was primarily due to the fact that we typically have the highest level of subscription renewals in our first and fourth quarters, and this trend has continued in 2014. The change in accrued compensation was primarily due to 2013 bonus payout made in the first quarter of 2014. The increase in deferred revenue was primarily due to the high level of subscription renewals that occur in the first and fourth quarters.

Liquidity and Capital Resources

As of February 28, 2014, we had cash and cash equivalents of $205 million, of which approximately $160 million was held by our foreign subsidiaries. The cash held by our foreign subsidiaries is not available to fund domestic operations, as we have deemed the earnings of those subsidiaries to be indefinitely reinvested. We also had $2.03 billion of debt as of February 28, 2014, which has resulted in an increase in interest expense in 2014, and we expect that the increased debt will continue to result in increased interest expense for the near future. On a trailing twelve-month basis, the ratio of free cash flow to Adjusted EBITDA was 70 percent. Because of our cash, debt, and cash flow positions, we believe we will have sufficient cash to meet our ongoing working capital and capital expenditure needs.

During the third quarter of 2013, we completed the Polk acquisition, which we funded with a combination of cash and stock. We funded the cash portion of the transaction consideration using cash on hand, cash from our existing revolver, and a new bank term loan. Our credit agreements require a systematic reduction in our leverage ratio (as defined in Note 4 to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q) of 25 basis points per quarter for the first year, ending at a 3.0 to 1.0 ratio effective for the quarter ending August 31, 2014 and thereafter. This leverage ratio covenant will require us to use cash flows from ongoing operations or equity financing to reduce our debt to the required levels. As of February 28, 2014, our leverage ratio was 3.2x compared to a maximum permitted leverage ratio at February 28, 2014 of 3.5x as we continued to reduce our leverage ratio.

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

Cash Flows

	Three months ended February 28,
(In thousands, except percentages)	2014	2013	Dollar change	Percent change
Net cash provided by operating activities	$153,861	$131,686	$22,175	17%
Net cash used in investing activities	$(24,314)	$(59,437)	$35,123	(59)%
Net cash used in financing activities	$(179,168)	$(79,341)	$(99,827)	126%

The increase in net cash provided by operating activities was primarily due to continued business performance improvements. Part of the increase also came from decreased funding of our pension plans ($0.8 million for the first quarter of 2014, compared to $10.9 million for the first quarter of 2013) and additive cash flow from acquisitions (most notably from the Polk acquisition). Our subscription-based business model continues to be a cash-flow generator that is aided by positive working capital characteristics that do not generally require substantial working capital increases to support our growth.

The decrease in net cash used in investing activities was principally due to the acquisitions we made in the first quarter of 2013, as we had no acquisitions in the first quarter of 2014.

The increase in net cash used in financing activities was principally due to the repayment of borrowings as we reduce our debt leverage.

Free Cash Flow (non-GAAP measure)

The following table reconciles our non-GAAP free cash flow measure to net cash provided by operating activities.

	Three months ended February 28,
(In thousands, except percentages)	2014	2013	Dollar change	Percent change
Net cash provided by operating activities	$153,861	$131,686
Capital expenditures on property and equipment	(24,610)	(19,367)
Free cash flow	$129,251	$112,319	$16,932	15%

Our free cash flow has historically been positive due to the robust cash generation attributes of our business model, providing us with operational and capital structure flexibility as we de-lever the business.

Credit Facility and Other Debt

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

Critical Accounting Policies

Our management makes a number of significant estimates, assumptions and judgments in the preparation of our financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our annual report on Form 10-K for fiscal year 2013 for a discussion of the estimates and judgments necessary in our accounting for revenue recognition, business combinations, goodwill and other intangible assets, income taxes, pension and postretirement benefits, and stock-based compensation.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

For information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our annual report on Form 10-K for fiscal year 2013.

Our credit facility and other term loan borrowings are subject to variable interest rates. We use interest rate swaps in order to fix a portion of our variable rate debt as part of our overall interest rate risk management strategy. As of February 28, 2014, we had $2.023 billion of floating-rate debt at a 2.44 percent weighted-average interest rate, of which $100 million was subject to effective floating-to-fixed interest rate swaps. A hypothetical increase in interest rates of 100 basis points applied to our floating rate indebtedness would increase annual interest expense by approximately $19 million ($20 million without giving effect to any of our interest rate swaps).

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

See "Item 1 - Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 10" for information about legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors associated with the business previously disclosed in Part I of our 2013 Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides detail about our share repurchases during the three months ended February 28, 2014.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands) (3)
December 1 - December 31, 2013:
Share repurchase programs (1)	—	$—	—	$4,021
Employee transactions (2)	13,127	$115.43	N/A	N/A
January 1 - January 31, 2014:
Share repurchase programs (1)	—	$—	—	$4,021
Employee transactions (2)	205,474	$117.33	N/A	N/A
February 1 - February 28, 2013:
Share repurchase programs (1)	—	$—	—	$4,021
Employee transactions (2)	162,068	$113.46	N/A	N/A
Total share repurchases	380,669	$115.62	—

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

(3) Amounts represent remaining dollar value of common shares that may yet be purchased under the October 2012 Program. In addition, the March 2011 Program allows us to repurchase up to one million additional common shares per fiscal year. Since no common shares were repurchased under the March 2011 Program in the three months ended February 28, 2014, there are one million common shares that may yet be purchased under the March 2011 Program in fiscal 2014.

Item 6.	Exhibits

(a)	Index of Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description
10.1	Amendment to Employment Agreement by and between IHS Inc. and Daniel Yergin, dated as of December 3, 2010

31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act

32	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 2014.

IHS INC.

By:	/s/ Heather Matzke-Hamlin
	Name:	Heather Matzke-Hamlin
	Title:	Senior Vice President and Chief Accounting Officer