Form 10-Q
period 2014-05-31
IHS Inc.
filed 2014-06-23
CIK 1316360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________
FORM 10-Q
  ___________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of May 31, 2014, there were 68,123,301 shares of our Class A Common Stock outstanding.

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

PART I.   FINANCIAL INFORMATION

Item 1.	Financial Statements
IHS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per-share amounts)

	As of	As of
	May 31, 2014	November 30, 2013
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$220,998	$258,367
Accounts receivable, net	416,771	459,263
Income tax receivable	164	—
Deferred subscription costs	63,289	49,327
Deferred income taxes	59,757	70,818
Other	59,896	43,065
Total current assets	820,875	880,840
Non-current assets:
Property and equipment, net	267,250	245,566
Intangible assets, net	1,077,083	1,144,464
Goodwill	3,064,631	3,065,181
Other	18,627	23,562
Total non-current assets	4,427,591	4,478,773
Total assets	$5,248,466	$5,359,613
Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$140,911	$395,527
Accounts payable	57,372	57,001
Accrued compensation	60,979	89,460
Accrued royalties	33,652	36,289
Other accrued expenses	112,949	98,187
Income tax payable	—	9,961
Deferred revenue	667,264	560,010
Total current liabilities	1,073,127	1,246,435
Long-term debt	1,715,595	1,779,065
Accrued pension and postretirement liability	31,210	27,191
Deferred income taxes	349,434	361,267
Other liabilities	51,775	38,692
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.01 par value per share, 160,000,000 shares authorized, 69,051,356 and 67,901,101 shares issued, and 68,123,301 and 67,382,298 shares outstanding at May 31, 2014 and November 30, 2013, respectively	691	679
Additional paid-in capital	870,215	788,670
Treasury stock, at cost: 928,055 and 518,803 shares at May 31, 2014 and November 30, 2013, respectively	(93,374)	(45,945)
Retained earnings	1,308,434	1,220,520
Accumulated other comprehensive loss	(58,641)	(56,961)
Total stockholders’ equity	2,027,325	1,906,963
Total liabilities and stockholders’ equity	$5,248,466	$5,359,613
See accompanying notes.

IHS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except for per-share amounts)

	Three months ended May 31,		Six months ended May 31,
	2014	2013	2014	2013
Revenue	$568,008	$418,143	$1,092,466	$800,668
Operating expenses:
Cost of revenue	224,945	172,424	437,870	332,499
Selling, general and administrative	203,644	143,609	401,360	285,838
Depreciation and amortization	49,142	32,877	98,779	65,356
Restructuring charges	860	3,231	4,035	8,019
Acquisition-related costs	77	1,665	1,017	3,560
Net periodic pension and postretirement expense	2,834	2,242	5,670	4,482
Other expense (income), net	(267)	511	1,308	2,930
Total operating expenses	481,235	356,559	950,039	702,684
Operating income	86,773	61,584	142,427	97,984
Interest income	235	303	486	647
Interest expense	(14,610)	(6,164)	(29,855)	(12,284)
Non-operating expense, net	(14,375)	(5,861)	(29,369)	(11,637)
Income from continuing operations before income taxes	72,398	55,723	113,058	86,347
Provision for income taxes	(16,906)	(12,840)	(25,144)	(18,793)
Income from continuing operations	55,492	42,883	87,914	67,554
Income from discontinued operations, net	—	7	—	7
Net income	$55,492	$42,890	$87,914	$67,561

Basic earnings per share
Income from continuing operations	$0.81	$0.65	$1.29	$1.03
Income from discontinued operations, net	$—	$—	$—	$—
Net income	$0.81	$0.65	$1.29	$1.03
Weighted average shares used in computing basic earnings per share	68,216	65,888	68,015	65,840

Diluted earnings per share
Income from continuing operations	$0.81	$0.65	$1.28	$1.01
Income from discontinued operations, net	$—	$—	$—	$—
Net income	$0.81	$0.65	$1.28	$1.01
Weighted average shares used in computing diluted earnings per share	68,697	66,421	68,730	66,584

See accompanying notes.

IHS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three months ended May 31,		Six months ended May 31,
	2014	2013	2014	2013
Net income	$55,492	$42,890	$87,914	$67,561
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on hedging activities (1)	(2,289)	393	(4,764)	561
Foreign currency translation adjustment	2,872	1,052	3,084	(33,088)
Total other comprehensive income (loss)	583	1,445	(1,680)	(32,527)
Comprehensive income	$56,075	$44,335	$86,234	$35,034

(1) Net of tax benefit (expense) of $1,494; $(241); $3,109; and $(344) for the three and six months ended May 31, 2014 and 2013, respectively.

See accompanying notes.

IHS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six months ended May 31,
	2014	2013
Operating activities:
Net income	$87,914	$67,561
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	98,779	65,356
Stock-based compensation expense	79,996	70,561
Impairment of assets	—	1,629
Excess tax benefit from stock-based compensation	(10,327)	(11,802)
Net periodic pension and postretirement expense	5,670	4,482
Pension and postretirement contributions	(1,650)	(11,876)
Deferred income taxes	28,907	(26,462)
Change in assets and liabilities:
Accounts receivable, net	38,871	37,053
Other current assets	(23,153)	(15,803)
Accounts payable	119	(10,430)
Accrued expenses	(16,666)	(11,585)
Income tax payable	(20,656)	27,561
Deferred revenue	105,570	75,998
Other liabilities	1,600	(1,077)
Net cash provided by operating activities	374,974	261,166
Investing activities:
Capital expenditures on property and equipment	(51,036)	(42,436)
Acquisitions of businesses, net of cash acquired	—	(155,505)
Intangible assets acquired	(714)	—
Change in other assets	2,762	(2,317)
Settlements of forward contracts	1,309	128
Net cash used in investing activities	(47,679)	(200,130)
Financing activities:
Proceeds from borrowings	30,000	45,000
Repayment of borrowings	(348,086)	(97,001)
Excess tax benefit from stock-based compensation	10,327	11,802
Proceeds from the exercise of employee stock options	—	285
Repurchases of common stock	(47,429)	(83,365)
Net cash used in financing activities	(355,188)	(123,279)
Foreign exchange impact on cash balance	(9,476)	(15,634)
Net decrease in cash and cash equivalents	(37,369)	(77,877)
Cash and cash equivalents at the beginning of the period	258,367	345,008
Cash and cash equivalents at the end of the period	$220,998	$267,131

See accompanying notes.

IHS INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Shares of Class A Common Stock	Class A Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at November 30, 2013 (Audited)	67,382	$679	$788,670	$(45,945)	$1,220,520	$(56,961)	$1,906,963
Stock-based award activity	741	12	71,218	(47,429)	—	—	23,801
Excess tax benefit on vested shares	—	—	10,327	—	—	—	10,327
Net income	—	—	—	—	87,914	—	87,914
Other comprehensive loss	—	—	—	—	—	(1,680)	(1,680)
Balance at May 31, 2014	68,123	$691	$870,215	$(93,374)	$1,308,434	$(58,641)	$2,027,325
See accompanying notes.

IHS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of IHS Inc. (IHS, we, us, or our) have been prepared on substantially the same basis as our annual consolidated financial statements and should be read in conjunction with our annual report on Form 10-K for the year ended November 30, 2013. In our opinion, these condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented, and such adjustments are of a normal, recurring nature.

Our business has seasonal aspects. Our fourth quarter typically generates our highest quarterly levels of revenue and profit. Conversely, our first quarter generally has our lowest levels of revenue and profit. We also experience event-driven seasonality in our business; for instance, IHS Energy CERAWeek, an annual energy executive gathering, is held during our second quarter. Another example is the biennial release (previously triennial release) of the Boiler Pressure Vessel Code (BPVC) engineering standard, which generates revenue for us predominantly in the third quarter of every other year. We most recently recognized a benefit in connection with the BPVC release in the third quarter of 2013.

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

In April 2014, the FASB issued ASU 2014-08, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The ASU is intended to reduce the frequency of disposals reported as discontinued operations by focusing on strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The standard will be effective for us in the first quarter of our fiscal year 2016, although early adoption is permitted. We do not expect that the adoption of this ASU will have a significant impact on our consolidated financial statements other than changing the classification criteria and related disclosures for any potential future disposals.

In May 2014, the FASB issued ASU 2014-09, which establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The ASU allows for the use of either the full or modified retrospective transition method, and the standard will be effective for us in the first quarter of our fiscal year 2018; early adoption is not permitted. We are currently evaluating the impact of this new standard on our consolidated financial statements, as well as which transition method we intend to use.

2.	Intangible Assets

The following table presents details of our intangible assets, other than goodwill, as of May 31, 2014 and November 30, 2013 (in thousands):

	As of May 31, 2014			As of November 30, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Information databases	$616,946	$(209,911)	$407,035	$633,347	$(194,904)	$438,443
Customer relationships	460,277	(99,959)	360,318	470,632	(90,827)	379,805
Non-compete agreements	2,595	(1,871)	724	2,717	(1,653)	1,064
Developed computer software	151,700	(66,452)	85,248	159,413	(64,514)	94,899
Trademarks	166,834	(19,288)	147,546	167,179	(13,300)	153,879
Other	17,516	(5,373)	12,143	25,404	(13,423)	11,981
Total	$1,415,868	$(402,854)	$1,013,014	$1,458,692	$(378,621)	$1,080,071
Intangible assets not subject to amortization:
Trademarks	62,792	—	62,792	63,144	—	63,144
Perpetual licenses	1,277	—	1,277	1,249	—	1,249
Total intangible assets	$1,479,937	$(402,854)	$1,077,083	$1,523,085	$(378,621)	$1,144,464

Intangible assets amortization expense was $33.1 million and $66.9 million for the three and six months ended May 31, 2014, respectively, as compared to $22.0 million and $44.6 million for the same respective periods of 2013. The following table presents the estimated future amortization expense related to intangible assets held as of May 31, 2014 (in thousands):

Year	Amount
Remainder of 2014	$65,863
2015	$127,849
2016	$118,678
2017	$104,239
2018	$92,224
Thereafter	$504,161
Goodwill, gross intangible assets, and net intangible assets were all subject to foreign currency translation effects. Changes in our goodwill and gross intangible assets from November 30, 2013 to May 31, 2014 were primarily the result of foreign currency translation effects. The change in net intangible assets was primarily due to current year amortization.

3.	Debt

The following table summarizes total indebtedness as of May 31, 2014 and November 30, 2013 (in thousands):

	May 31, 2014	November 30, 2013
Credit Facility:
Revolver	$505,000	$770,000
Term loans	394,326	446,904
2012 term loan	250,000	250,000
2013 term loan	700,000	700,000
Capital leases	7,180	7,688
Total debt	$1,856,506	$2,174,592
Current portion	(140,911)	(395,527)
Total long-term debt	$1,715,595	$1,779,065

Credit Facility. Our Credit Facility is a syndicated bank credit agreement that consists of amortizing term loans and a $1.0 billion revolver. All borrowings under the Credit Facility are unsecured. The term loans and revolver included in the

Credit Facility have a maturity date of January 2016. The interest rates for borrowings under the Credit Facility are the applicable LIBOR plus a spread of 1.00 percent to 2.25 percent, depending upon our Leverage Ratio, which is defined as the ratio of Consolidated Funded Indebtedness to rolling four-quarter Consolidated Earnings Before Interest Expense, Taxes, Depreciation and Amortization (EBITDA), as such terms are defined in the Credit Facility. A commitment fee on any unused balance is payable periodically and ranges from 0.15 percent to 0.40 percent based upon our Leverage Ratio. The Credit Facility contains certain financial and other covenants, including a maximum Leverage Ratio and a maximum Interest Coverage Ratio, as such terms are defined in the Credit Facility.

2012 term loan. During the third quarter of 2012, we entered into a $250 million interest-only term loan agreement with a maturity date of March 2015. Borrowings under this loan are unsecured. The interest rates for borrowings under this loan, as well as certain financial and other covenants, including a maximum Leverage Ratio and a maximum Interest Coverage Ratio, are consistent with our Credit Facility described above. We intend to repay this loan with additional borrowings from the Revolver; consequently, we have continued to classify this amount as long-term debt.

2013 term loan. During the third quarter of 2013, we entered into a $700 million amortizing term loan agreement to facilitate a portion of the funding for the R.L. Polk & Co. acquisition (Polk acquisition). This loan has a maturity date of July 2018, and borrowings under this loan are unsecured. The interest rates for borrowings under this loan, as well as certain financial and other covenants, including a maximum Leverage Ratio and a maximum Interest Coverage Ratio, are consistent with our Credit Facility described above.

As of May 31, 2014, we were in compliance with all of our debt covenants. Our credit agreements require a systematic reduction in our Leverage Ratio each quarter for the first year, unless we elect to trigger an increased Leverage Ratio under the terms specified in the credit agreements in connection with future acquisitions, and we are in compliance with those terms. We have classified short-term debt based on principal maturities and expected cash availability over the next 12 months. As of May 31, 2014, we had approximately $505 million of outstanding borrowings under the revolver at a current annual interest rate of 2.44 percent and approximately $1.344 billion of aggregate outstanding borrowings under our term loans at a current weighted average annual interest rate of 2.55 percent, including the effect of the interest rate swaps described in Note 4.

We also had approximately $0.5 million of outstanding letters of credit under the Credit Facility as of May 31, 2014, which reduced the available borrowing under the Credit Facility by an equivalent amount.

The carrying value of our short-term and long-term debt approximates their fair value.

4.	Derivatives

Our business is exposed to various market risks, including interest rate and foreign currency risks. We utilize derivative instruments to help us manage these risks. We do not hold or issue derivatives for speculative purposes.

Interest Rate Swaps

To mitigate interest rate exposure on our outstanding Credit Facility debt, we utilize the following derivative instruments:

•
Interest rate derivative contracts that swap $100 million of floating rate debt at a 1.80 percent weighted-average fixed interest rate, plus the applicable Credit Facility spread. We entered into these swap contracts in 2011, and both contracts expire in July 2015.

•
Forward-starting interest rate derivative contracts that swap $400 million of floating rate debt at a 2.86 percent weighted-average fixed interest rate, plus the applicable Credit Facility spread. We entered into these swap contracts in November 2013 and January 2014. The contracts take effect between May 2015 and November 2015, with respective expiration dates between May 2020 and November 2020.

Because the terms of these swaps and the variable rate debt coincide, we do not expect any ineffectiveness. We have designated and accounted for these instruments as cash flow hedges, with changes in fair value being deferred in accumulated other comprehensive loss in our consolidated balance sheets.

Foreign Currency Forwards

To mitigate foreign currency exposure, we utilize the following derivative instruments:

•
Foreign currency forward contracts that hedge the foreign currency exposure on Euro-denominated receipts in our U.S. Dollar functional entities. We utilize a rolling 12-month hedging program to mitigate a portion of this exposure. Because the critical terms of the forward contracts and the forecasted cash flows coincide, we do not expect any ineffectiveness associated with these contracts. We have designated and accounted for these derivatives as cash flow hedges, with changes in fair value being deferred in AOCI in our consolidated balance sheets. The notional amount of outstanding foreign currency forwards under these agreements as of May 31, 2014 and November 30, 2013 was approximately $16.2 million and $15.9 million, respectively.

•
Short-term foreign currency forward contracts that manage market risks associated with fluctuations in balances that are denominated in currencies other than the local functional currency. We account for these forward contracts at fair value and recognize the associated realized and unrealized gains and losses in other expense (income), net, since we have not designated these contracts as hedges for accounting purposes. The following table summarizes the notional amounts of these outstanding foreign currency forward contracts as of May 31, 2014 and November 30, 2013 (in thousands):

	May 31, 2014		November 30, 2013
Notional amount of currency pair:
Contracts to buy USD with CAD		$61,557		$142,606
Contracts to buy CAD with GBP	C$	—	C$	28,741
Contracts to buy USD with EUR		$20,567		$17,522
Contracts to buy CHF with USD		$13,504		$15,308
Contracts to buy GBP with EUR		£5,720		£5,866
Contracts to buy USD with GBP		£2,982		£1,863

Fair Value of Derivatives

Since our derivative instruments are not listed on an exchange, we have evaluated fair value by reference to similar transactions in active markets; consequently, we have classified all of our derivative instruments within Level 2 of the fair value measurement hierarchy. The following table shows the classification, location, and fair value of our derivative instruments as of May 31, 2014 and November 30, 2013 (in thousands):

	Fair Value of Derivative Instruments
	May 31, 2014	November 30, 2013	Balance Sheet Location
Assets:
Derivatives designated as accounting hedges:
Foreign currency forwards	$67	$8	Other current assets
Derivatives not designated as accounting hedges:
Foreign currency forwards	160	1,548	Other current assets
Total	$227	$1,556

Liabilities:
Derivatives designated as accounting hedges:
Interest rate swaps	$11,392	$3,366	Other accrued expenses
Foreign currency forwards	185	423	Other accrued expenses
Derivatives not designated as accounting hedges:
Foreign currency forwards	294	957	Other accrued expenses
Total	$11,871	$4,746

The net gain (loss) on foreign currency forwards that are not designated as hedging instruments for the three and six months ended May 31, 2014 and 2013, respectively, was as follows (in thousands):

	Amount of gain (loss) recognized in the consolidated statements of operations
	Three months ended May 31,		Six months ended May 31,
	2014	2013	2014	2013	Location on consolidated statements of operations
Foreign currency forwards	$(1,274)	$1,598	$931	$3,955	Other expense (income), net

The following table provides information about the cumulative amount of unrecognized hedge losses recorded in AOCI as of May 31, 2014 and November 30, 2013, as well as the activity on our cash flow hedging instruments for the three and six months ended May 31, 2014 and 2013, respectively (in thousands):

	Three months ended May 31,		Six months ended May 31,
	2014	2013	2014	2013
Beginning balance	$(4,674)	$(2,057)	$(2,199)	$(2,225)
Amount of gain (loss) recognized in AOCI on derivative:
Interest rate swaps	(2,792)	55	(5,279)	33
Foreign currency forwards	120	143	(171)	85
Amount of loss (gain) reclassified from AOCI into income:
Interest rate swaps (1)	239	235	474	461
Foreign currency forwards (1)	144	(40)	212	(18)
Ending balance	$(6,963)	$(1,664)	$(6,963)	$(1,664)

(1) Amounts reclassified from AOCI into income related to interest rate swaps are recorded in interest expense, and amounts reclassified from AOCI into income related to foreign currency forwards are recorded in revenue.

The unrecognized losses relating to the foreign currency forwards are expected to be reclassified into revenue within the next 12 months, and approximately $0.9 million of the unrecognized losses relating to the interest rate swaps are expected to be reclassified into interest expense within the next 12 months.

5.	Restructuring Charges

During the six months ended May 31, 2014, we eliminated 89 positions and incurred additional direct and incremental costs related to identified operational efficiencies (including lease abandonments), continued consolidation of positions to our accounting and customer care Centers of Excellence (COE) locations, and further consolidation of our legacy data centers. We expect to continue to incur costs related to these and other similar activities in future periods, resulting in additional restructuring charges.

During the six months ended May 31, 2014, we recorded approximately $4.0 million of restructuring charges for these activities. Of these charges, approximately $1.8 million was recorded in the Americas segment, $1.9 million was recorded in the EMEA segment, and $0.3 million was recorded in the APAC segment.

The following table provides a reconciliation of the restructuring liability as of May 31, 2014 (in thousands):

	Employee Severance and Other Termination Benefits	Contract Termination Costs	Other	Total
Balance at November 30, 2013	$2,569	$103	$23	$2,695
Add: Restructuring costs incurred	4,179	396	487	5,062
Revision to prior estimates	(1,476)	449	—	(1,027)
Less: Amount paid	(3,846)	(629)	(510)	(4,985)
Balance at May 31, 2014	$1,426	$319	$—	$1,745

As of May 31, 2014, approximately $0.5 million of the remaining restructuring liability was in the Americas segment and approximately $1.2 million was in the EMEA segment. The entire $1.7 million restructuring liability is expected to be paid within the next 12 months.

6.	Acquisition-related Costs

During the six months ended May 31, 2014, we recorded approximately $1.0 million of direct and incremental costs associated with acquisition-related activities, including severance, lease abandonments, and professional fees. Approximately $0.7 million of the total charge was recorded in the Americas segment and $0.3 million was recorded in the EMEA segment.

The following table provides a reconciliation of the acquisition-related costs accrued liability as of May 31, 2014 (in thousands):

	Employee Severance and Other Termination Benefits	Contract Termination Costs	Other	Total
Balance at November 30, 2013	$5,859	$201	$71	$6,131
Add: Costs incurred	743	515	27	1,285
Revision to prior estimates	(285)	17	—	(268)
Less: Amount paid	(4,116)	(478)	(98)	(4,692)
Balance at May 31, 2014	$2,201	$255	$—	$2,456

As of May 31, 2014, approximately $1.0 million of the remaining acquisition-related costs accrued liability was in the Americas segment and $1.5 million was in the EMEA segment. We expect that the remaining liability will be substantially paid in 2014.

7.	Pensions and Postretirement Benefits

Our net periodic pension expense (income) for the three and six months ended May 31, 2014 and 2013 was comprised of the following (in thousands):

	Three months ended May 31,		Six months ended May 31,
	2014	2013	2014	2013
Service costs incurred	$3,048	$2,608	$6,093	$5,206
Interest costs on projected benefit obligation	2,140	1,768	4,241	3,461
Expected return on plan assets	(2,134)	(1,903)	(4,224)	(3,724)
Amortization of prior service credit	(338)	(336)	(676)	(672)
Amortization of transitional obligation	11	—	22	—
Net periodic pension expense	$2,727	$2,137	$5,456	$4,271
Our net periodic postretirement expense was comprised of the following for the three and six months ended May 31, 2014 and 2013 (in thousands):

	Three months ended May 31,		Six months ended May 31,
	2014	2013	2014	2013
Service costs incurred	$4	$5	$8	$11
Interest costs	103	100	206	200
Net periodic postretirement expense	$107	$105	$214	$211

We plan to freeze future accruals to our U.S. Retirement Income Plan (U.S. RIP) effective July 11, 2014. The financial impact of this change will be determined through the remeasurement process in the third quarter of 2014, but we do not believe that the remeasurement will have a material impact on our consolidated financial statements. We plan to provide an annual company non-elective contribution to the 401(k) accounts of affected eligible employees if they are active employees at the end of the calendar year.

8.	Stock-based Compensation

Stock-based compensation expense for the three and six months ended May 31, 2014 and 2013 was as follows (in thousands):

	Three months ended May 31,		Six months ended May 31,
	2014	2013	2014	2013
Cost of revenue	$1,511	$1,294	$3,371	$2,976
Selling, general and administrative	34,521	29,505	76,625	67,585
Total stock-based compensation expense	$36,032	$30,799	$79,996	$70,561
Total income tax benefits recognized for stock-based compensation arrangements were as follows (in thousands):

	Three months ended May 31,		Six months ended May 31,
	2014	2013	2014	2013
Income tax benefits	$12,322	$8,208	$27,384	$21,926
No stock-based compensation cost was capitalized during the three and six months ended May 31, 2014 and 2013.
As of May 31, 2014, there was $154.4 million of unrecognized stock-based compensation cost, adjusted for estimated forfeitures, related to unvested stock-based awards that will be recognized over a weighted-average period of approximately 1.7 years. Total unrecognized stock-based compensation cost will be adjusted for future changes in estimated forfeitures and changes in estimated achievement of performance goals.
Restricted Stock Units (RSUs). The following table summarizes RSU activity during the six months ended May 31, 2014:

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands)
Balance at November 30, 2013	3,017	$92.93
Granted	866	$113.68
Vested	(1,151)	$90.32
Forfeited	(98)	$101.84
Balance at May 31, 2014	2,634	$100.56
The total fair value of RSUs that vested during the six months ended May 31, 2014 was $133.3 million based on the weighted-average fair value on the vesting date.

9.	Income Taxes

Our effective tax rate is estimated based upon the effective tax rate expected to be applicable for the full fiscal year.
Our effective tax rate for the three and six months ended May 31, 2014 was 23.4 percent and 22.2 percent, respectively, compared to 23.0 percent and 21.8 percent for the same periods of 2013.

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

On April 23, 2013 (prior to the Polk acquisition), our CARFAX subsidiary (“CARFAX”) was served with a complaint filed in the U.S. District Court for the Southern District of New York, purportedly on behalf of certain auto and light truck dealers. The complaint alleges, among other things that, in violation of antitrust laws, CARFAX entered into exclusive arrangements regarding the sale of CARFAX vehicle history reports with certain auto manufacturers and owners of two websites providing classified listings of used autos and light trucks. The complaint seeks three times the actual damages that a jury finds the plaintiffs have sustained, injunctive relief, costs and attorneys’ fees. On October 25, 2013, the plaintiffs served a second amended complaint with similar allegations purporting to name approximately 469 auto dealers as plaintiffs. The proceedings are in an early stage and there are significant legal and factual issues to be determined. We believe, however, that the probability that the outcome of the litigation will have a material adverse effect on our results of operations or financial condition is remote.

11.	Earnings per Share
Weighted-average shares of Class A common stock outstanding for the three and six months ended May 31, 2014 and 2013 were calculated as follows (in thousands):

	Three months ended May 31,		Six months ended May 31,
	2014	2013	2014	2013
Weighted-average shares outstanding:
Shares used in basic EPS calculation	68,216	65,888	68,015	65,840
Effect of dilutive securities:
Restricted stock units	481	530	715	740
Stock options and other stock-based awards	—	3	—	4
Shares used in diluted EPS calculation	68,697	66,421	68,730	66,584

12.	Accumulated Other Comprehensive Income (Loss)

ASU 2013-2 requires disclosure of additional information about changes in AOCI balances by component, including the effect of reclassifications out of AOCI on the respective line items in net income. The following table summarizes the changes in AOCI by component (net of tax) for the six months ended May 31, 2014 (in thousands):

	Foreign currency translation	Net pension and OPEB liability	Unrealized losses on hedging activities	Total
Balance at November 30, 2013	$(46,565)	$(8,197)	$(2,199)	$(56,961)
Other comprehensive income (loss) before reclassifications	3,084	—	(5,450)	(2,366)
Reclassifications from AOCI to income	—	—	686	686
Balance at May 31, 2014	$(43,481)	$(8,197)	$(6,963)	$(58,641)

13.	Segment Information

We prepare our financial reports and analyze our business results within our three reportable geographic segments: Americas, EMEA, and APAC. We evaluate segment performance primarily at the revenue and operating profit level for each of these three segments. We also evaluate revenues by transaction type and product category.
Information about the operations of our three segments is set forth below. No single customer accounted for 10% or more of our total revenue for the three and six months ended May 31, 2014 and 2013. There are no material inter-segment revenues for any period presented. Certain corporate transactions are not allocated to the reportable segments, including such items as stock-based compensation expense, net periodic pension and postretirement expense, corporate-level impairments, and gain (loss) on sale of corporate assets.

	Americas	EMEA	APAC	Shared Services	Consolidated Total
	(In thousands)
Three months ended May 31, 2014
Revenue	$376,787	$138,847	$52,374	$—	$568,008
Operating income	$93,587	$34,465	$12,938	$(54,217)	$86,773
Depreciation and amortization	$41,395	$5,314	$475	$1,958	$49,142
Three months ended May 31, 2013
Revenue	$257,625	$112,944	$47,574	$—	$418,143
Operating income	$79,515	$20,485	$10,248	$(48,664)	$61,584
Depreciation and amortization	$25,181	$5,474	$476	$1,746	$32,877
Six months ended May 31, 2014
Revenue	$727,207	$265,708	$99,551	$—	$1,092,466
Operating income	$171,197	$59,060	$23,000	$(110,830)	$142,427
Depreciation and amortization	$82,568	$11,105	$1,088	$4,018	$98,779
Six months ended May 31, 2013
Revenue	$486,791	$222,415	$91,462	$—	$800,668
Operating income	$141,648	$36,471	$19,997	$(100,132)	$97,984
Depreciation and amortization	$49,465	$11,391	$937	$3,563	$65,356
Revenue by transaction type was as follows (in thousands):

	Three months ended May 31,		Six months ended May 31,
	2014	2013	2014	2013
Subscription revenue	$426,346	$313,923	$843,720	$621,650
Non-subscription revenue	141,662	104,220	248,746	179,018
Total revenue	$568,008	$418,143	$1,092,466	$800,668
Revenue by product category was as follows (in thousands):

	Three months ended May 31,		Six months ended May 31,
	2014	2013	2014	2013
Resources revenue	$243,876	$221,680	$461,370	$412,196
Industrials revenue	181,346	64,359	353,069	126,848
Horizontal products revenue	142,786	132,104	278,027	261,624
Total revenue	$568,008	$418,143	$1,092,466	$800,668

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis is intended to help the reader understand the financial condition and results of operations of IHS Inc. (IHS, we, us, or our). The following discussion should be read in conjunction with our annual report on Form 10-K for the year ended November 30, 2013, the Condensed Consolidated Financial Statements and accompanying notes included in this quarterly report on Form 10-Q, and important information and disclosure that we routinely post to our website (www.ihs.com). However, none of the information provided on our website is incorporated into, or deemed to be a part of, this quarterly report on Form 10-Q.

Executive Summary

Business Overview

We are a leading source of information, insight and analytics in critical areas that shape today's business landscape. Businesses and governments in more than 165 countries around the globe rely on our comprehensive content, expert independent analysis, and flexible delivery methods. Our aim is to embed our solutions within the entire spectrum of our customers’ organization, enabling executive level capital deployment strategies and following decision-making activities throughout their organizations to front-line employees tasked with managing their company’s complex core daily operations. We have been in business since 1959 and became a publicly traded company on the New York Stock Exchange in 2005. Headquartered in Englewood, Colorado, USA, we are committed to sustainable, profitable growth and employ approximately 8,000 people in 31 countries around the world.

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

Subscriptions represented approximately 75 percent of our total revenue in the second quarter of 2014. We sell our offerings primarily through subscriptions, which tend to generate recurring revenue and cash flow for us. Our subscription agreements are typically non-cancellable and may contain provisions for minimum monthly payments. For subscription revenue, the timing of our cash flows generally precedes the recognition of revenue and income.

Our business has seasonal aspects. Our fourth quarter typically generates our highest quarterly levels of revenue and profit. Conversely, our first quarter generally has our lowest levels of revenue and profit. We also experience event-driven seasonality in our business; for instance, IHS Energy CERAWeek, an annual energy executive gathering, is held during our second quarter. Another example is the biennial release (previously triennial release) of the Boiler Pressure Vessel Code (BPVC) engineering standard, which generates revenue for us predominantly in the third quarter of every other year. We most recently recognized a benefit in connection with the BPVC release in the third quarter of 2013.

In 2014, we are focused on the following two priorities:

•
Operational excellence. We expect to capitalize on infrastructure investments to allow our employees to do their jobs more efficiently and effectively, including engaging and supporting new and existing customers. During the first six months of 2014, we made progress in core process and system enhancements that we believe will allow us to meet our goals.

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

Global Operations

Approximately 40 percent of our revenue is generated outside of the United States; however, just over 20 percent of our revenue is transacted in currencies other than the U.S. dollar. As a result, a strengthening U.S. dollar relative to certain currencies has historically resulted in a negative impact to our revenue; conversely, a weakening U.S. dollar has historically resulted in a positive impact to our revenue. However, the impact on operating income is diminished due to certain operating expenses denominated in currencies other than the U.S. dollar. Our largest foreign currency exposures, in order of magnitude, are the British Pound, Canadian Dollar, and Euro.

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

Results of Operations

Total Revenue

Second quarter 2014 revenue increased 36 percent compared to the second quarter of 2013, and our year-to-date 2014 revenue increased 36 percent compared to the same period in 2013. The table below displays the percentage change in revenue due to organic, acquisitive, and foreign currency factors when comparing the three and six months ended May 31, 2014 to the three and six months ended May 31, 2013.

	Increase in Total Revenue
(All amounts represent percentage points)	Organic	Acquisitive	Foreign Currency
Second quarter 2014 vs. second quarter 2013	6%	30%	1%
Year-to-date 2014 vs. year-to-date 2013	5%	31%	—%

Organic growth for the three and six months ended May 31, 2014, compared to the same periods of 2013, was primarily attributable to subscription growth performance, with non-subscription growth also contributing positively to the increase.

Acquisitive revenue growth was primarily due to the Polk acquisition in the third quarter of 2013, as well as other acquisitions we have made in the last twelve months, including the following:

•	Fekete Associates in April 2013, and

•	PFC Energy in June 2013.

Foreign currency had a negligible impact on the year-over-year increase in revenue.

Revenue by Segment

	Three months ended May 31,		Percentage Change	Six months ended May 31,		Percentage Change
(In thousands, except percentages)	2014	2013		2014	2013
Revenue:
Americas	$376,787	$257,625	46%	$727,207	$486,791	49%
EMEA	138,847	112,944	23%	265,708	222,415	19%
APAC	52,374	47,574	10%	99,551	91,462	9%
Total revenue	$568,008	$418,143	36%	$1,092,466	$800,668	36%

As a percent of total revenue:
Americas	66%	62%		67%	61%
EMEA	24%	27%		24%	28%
APAC	9%	11%		9%	11%

The percentage change in each geography segment is due to the factors described in the following table.

	Increase (decrease) in revenue
	Second quarter 2014 vs. second quarter 2013			Year-to-date 2014 vs. year-to-date 2013
(All amounts represent percentage points)	Organic	Acquisitive	Foreign Currency	Organic	Acquisitive	Foreign Currency
Americas	4%	43%	(1)%	5%	45%	(1)%
EMEA	10%	9%	4%	8%	9%	3%
APAC	4%	6%	—%	2%	7%	(1)%

Americas revenue for the three and six months ended May 31, 2014, compared to the same periods of 2013, experienced organic growth in both subscriptions (at five percent for the three and six months) and non-subscriptions (at three percent for the three months and five percent for the six months). The subscription growth was primarily due to resources offerings, while the non-subscription growth was primarily due to conference events, along with consulting and services growth.

EMEA revenue for the three and six months ended May 31, 2014, compared to the same periods of 2013, had solid organic subscription growth at nine percent for the three months and eight percent for the six months. Non-subscription organic growth was also very positive, with 14 percent growth for the three months and seven percent growth for the six months. EMEA's performance is reflective of continued improvements in infrastructure, sales systems and process, and sales leadership and field sales teams.

APAC revenue for the three and six months ended May 31, 2014, compared to the same periods of 2013, experienced 10 percent total growth for the three months and nine percent total growth for the six months, led by strong organic subscription revenue growth of 10 percent for the three months and seven percent for the six months. Non-subscription organic growth decreased 10 percent for the three months and nine percent for the six months, and was negatively impacted by quarterly variability in non-recurring offerings and a difficult comparison against the strong organic growth we experienced in APAC in the second quarter and six months of 2013.

Revenue by Transaction Type

	Three months ended May 31,		Percent change		Six months ended May 31,		Percent change
(in thousands, except percentages)	2014	2013	Total	Organic	2014	2013	Total	Organic
Subscription revenue	$426,346	$313,923	36%	6%	$843,720	$621,650	36%	6%
Non-subscription revenue	141,662	104,220	36%	4%	248,746	179,018	39%	3%
Total revenue	$568,008	$418,143	36%	6%	$1,092,466	$800,668	36%	5%

As a percent of total revenue:
Subscription	75%	75%			77%	78%
Non-subscription	25%	25%			23%	22%

Subscription revenue grew at six percent organically for the three and six months ended May 31, 2014, compared to the same periods of 2013, with resources and product design subscription offerings providing the largest contributions to the growth. Subscriptions continue to provide a stable revenue stream that generates significant cash flow. Consistent with the prior year, our subscription revenue for the three and six months ended May 31, 2014 continues to represent approximately 75 percent of our total revenue.

Non-subscription revenue increased four percent organically during the three months and three percent during the six months ended May 31, 2014, compared to the same periods of 2013, driven primarily by strong consulting, services, and events performance.

Revenue by Product Category

	Three months ended May 31,		Percent change		Six months ended May 31,		Percent change
(in thousands, except percentages)	2014	2013	Total	Organic	2014	2013	Total	Organic
Resources revenue	$243,876	$221,680	10%	6%	$461,370	$412,196	12%	7%
Industrials revenue	181,346	64,359	182%	1%	353,069	126,848	178%	—%
Horizontal products revenue	142,786	132,104	8%	7%	278,027	261,624	6%	6%
Total revenue	$568,008	$418,143	36%	6%	$1,092,466	$800,668	36%	5%

Resources revenue for the three and six months ended May 31, 2014, compared to the same periods of 2013, experienced continued strength across the portfolio, benefiting from energy data offerings and solid consulting and events delivery.

Industrials revenue for the three and six months ended May 31, 2014, compared to the same periods of 2013, remained relatively flat on an organic growth basis, with solid growth in automotive offerings and improving trends in maritime offerings and technology sales. We continue to build and evolve our offerings in aerospace and defense.

Horizontal products revenue for the three and six months ended May 31, 2014, compared to the same periods of 2013, had organic growth improvements, led by Operational Excellence & Risk Management software sales and associated maintenance, as well as Economics & Country Risk offerings. Our Product Design offerings also showed modest positive growth.

Operating Expenses

The following table shows our operating expenses and the associated percentages of revenue.

	Three months ended May 31,		Percentage Change	Six months ended May 31,		Percentage Change
(In thousands, except percentages)	2014	2013		2014	2013
Operating expenses:
Cost of revenue	$224,945	$172,424	30%	$437,870	$332,499	32%
SG&A expense	$203,644	$143,609	42%	$401,360	$285,838	40%
Depreciation and amortization expense	$49,142	$32,877	49%	$98,779	$65,356	51%

As a percent of revenue:
Cost of revenue	40%	41%		40%	42%
SG&A expense	36%	34%		37%	36%
Depreciation and amortization expense	9%	8%		9%	8%

Supplemental information:
SG&A expense, excluding stock-based compensation	$169,123	$114,104	48%	$324,735	$218,253	49%
As a percent of revenue	30%	27%		30%	27%

Cost of Revenue

For the three and six months ended May 31, 2014, cost of revenue remained relatively consistent as a percentage of revenue, compared to the same periods in the prior year. We continue to invest in our people, platforms, processes, and products in support of our goals to increase top- and bottom-line growth.

Selling, General and Administrative (SG&A) Expense

We evaluate our SG&A expense after excluding stock-based compensation expense. For the three and six months ended May 31, 2014, compared to the same periods of 2013, SG&A expense as a percentage of revenue increased primarily due to recent acquisitions and increased compensation expense.

For the three and six months ended May 31, 2014, compared to the same periods of 2013, stock-based compensation expense increased as a result of an increase in the number of employees, an increase in our stock price, and the achievement or overachievement of certain company performance metrics. As a percentage of revenue, stock-based compensation decreased by one percentage point for the three and six months ended May 31, 2014, compared to the same periods of 2013, as we are effectively managing to a targeted annual burn rate of two percent of outstanding shares. Please refer to Note 8 to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q for a discussion of stock-based compensation.

Depreciation and Amortization Expense

For the three and six months ended May 31, 2014, compared to the same periods of 2013, depreciation and amortization expense increased in both amount and as a percentage of revenue, primarily due to the increase in depreciable and amortizable assets from capital expenditures and acquisitions, particularly the Polk acquisition.

Restructuring

Please refer to Note 5 to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q for a discussion of our restructuring activities. During the six months ended May 31, 2014, we incurred approximately $4.0 million of restructuring charges for direct and incremental costs associated with identified operational efficiencies (including lease abandonments), continued consolidation of positions to our accounting and customer care Centers of Excellence (COE) locations, and further consolidation of our legacy data centers.

During the six months ended May 31, 2014, we eliminated 89 positions related to these activities. We expect to continue to incur costs related to these and other similar activities in future periods, resulting in additional restructuring charges.

Acquisition-related Costs

Please refer to Note 6 to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q for a discussion of costs associated with our integration and other acquisition-related activities. During the six months ended May 31, 2014, we recorded approximately $1.0 million of direct and incremental costs associated with acquisition-related activities, including severance, lease abandonments, and professional fees. Because acquisitions are a key component of our growth strategy, we expect that we will continue to perform similar activities for future acquisitions.

Pension and Postretirement Expense

For the three and six months ended May 31, 2014, compared to the same periods of 2013, net periodic pension and postretirement expense experienced a modest increase. We plan to freeze future accruals to our U.S. Retirement Income Plan (U.S. RIP) effective July 11, 2014. The financial impact of this change will be determined through the remeasurement process in the third quarter of 2014, but we do not believe that the remeasurement will have a material impact on our consolidated financial statements. We plan to provide an annual company non-elective contribution to the 401(k) accounts of affected eligible employees if they are active employees at the end of the calendar year.

Our pension expense and associated pension liability as calculated under GAAP requires the use of assumptions about the estimated long-term rate of return on plan assets and the discount rate. Our pension investment strategy is designed to align the majority of our pension assets with the underlying pension liability and minimize volatility caused by changes in asset returns and discount rates. Our pension expense estimates are updated to reflect actual experience through the remeasurement process in the fourth quarter, or sooner if earlier remeasurements are required. For the six months ended May 31, 2014, we used a 5.4 percent expected long-term rate of return on plan assets and a 4.9 percent discount rate for the U.S. RIP; the actual return on plan assets during that period was 9.9 percent. We anticipate that the difference between actual return on plan assets and expected return on plan assets will be largely mitigated by the offsetting change in the pension liability resulting from movements in the discount rate.

Operating Income by Segment (geography)

	Three months ended May 31,		Percentage Change	Six months ended May 31,		Percentage Change
(In thousands, except percentages)	2014	2013		2014	2013
Operating income:
Americas	$93,587	$79,515	18%	$171,197	$141,648	21%
EMEA	34,465	20,485	68%	59,060	36,471	62%
APAC	12,938	10,248	26%	23,000	19,997	15%
Shared services	(54,217)	(48,664)		(110,830)	(100,132)
Total operating income	$86,773	$61,584	41%	$142,427	$97,984	45%

As a percent of segment revenue:
Americas	25%	31%		24%	29%
EMEA	25%	18%		22%	16%
APAC	25%	22%		23%	22%

For the three and six months ended May 31, 2014, compared to the same periods of 2013, operating income as a percentage of revenue for the Americas segment decreased primarily because of amortization expense associated with intangible assets acquired in the Polk acquisition. For the three and six months ended May 31, 2014, compared to the same periods of 2013, the EMEA segment operating income as a percentage of revenue increased primarily because of revenue growth and prior investment in scaled infrastructure. For the three and six months ended May 31, 2014, compared to the same periods of 2013, the APAC segment operating income as a percentage of revenue was largely unchanged.

Provision for Income Taxes
Our effective tax rate for the three and six months ended May 31, 2014 was 23.4 percent and 22.2 percent, respectively, compared to 23.0 percent and 21.8 percent for the same periods of 2013.

EBITDA and Adjusted EBITDA (non-GAAP measures)

	Three months ended May 31,		Percentage Change	Six months ended May 31,		Percentage Change
(In thousands, except percentages)	2014	2013		2014	2013
Net income	$55,492	$42,890	29%	$87,914	$67,561	30%
Interest income	(235)	(303)		(486)	(647)
Interest expense	14,610	6,164		29,855	12,284
Provision for income taxes	16,906	12,840		25,144	18,793
Depreciation	16,090	10,851		31,880	20,731
Amortization	33,052	22,026		66,899	44,625
EBITDA	$135,915	$94,468	44%	$241,206	$163,347	48%
Stock-based compensation expense	36,032	30,799		79,996	70,561
Restructuring charges	860	3,231		4,035	8,019
Acquisition-related costs	77	1,665		1,017	3,560
Impairment of assets	—	—		—	1,629
Loss (gain) on sale of assets	(151)	—		2,654	1,241
Income from discontinued operations, net	—	(7)		—	(7)
Adjusted EBITDA	$172,733	$130,156	33%	$328,908	$248,350	32%
Adjusted EBITDA as a percentage of revenue	30.4%	31.1%		30.1%	31.0%

Our Adjusted EBITDA for the three and six months ended May 31, 2014, compared to the same periods of 2013, increased primarily because of acquisitions, organic revenue growth, and the leverage in our business model. Adjusted EBITDA margin was somewhat muted in the first half of the year due to the inclusion of acquired revenue, new product investment, and negative foreign currency impact.

Financial Condition

(In thousands, except percentages)	As of May 31, 2014	As of November 30, 2013	Dollar change	Percent change
Accounts receivable, net	$416,771	$459,263	$(42,492)	(9)%
Accrued compensation	$60,979	$89,460	$(28,481)	(32)%
Deferred revenue	$667,264	$560,010	$107,254	19%

The decrease in accounts receivable is primarily due to the timing of billings and strong cash collections in the second quarter of 2014. We continue to experience the historical trend of seeing seasonal decreases in our accounts receivable balances in the second and third fiscal quarters, as we typically have the most subscription renewals in our first and fourth fiscal quarters. The change in accrued compensation was primarily due to the 2013 bonus payout made in the first quarter of 2014, partially offset by the current year accrual. The increase in deferred revenue was primarily due to the high level of subscription renewals that occur in the first and fourth quarters.

Liquidity and Capital Resources

As of May 31, 2014, we had cash and cash equivalents of $221 million, of which approximately $175 million was held by our foreign subsidiaries. Cash held by our foreign subsidiaries could be subject to U.S. federal income tax if we decided to repatriate any of that cash to the U.S. We also had $1.86 billion of debt as of May 31, 2014, which has resulted in an increase in interest expense in 2014, and we expect that the increased debt will continue to result in increased interest expense for the near future. On a trailing twelve-month basis, the ratio of free cash flow to Adjusted EBITDA was approximately 80 percent. Because of our cash, debt, and cash flow positions, we believe we will have sufficient liquidity to meet our ongoing working capital and capital expenditure needs.

During the third quarter of 2013, we completed the Polk acquisition, which we funded with a combination of cash and stock. We funded the cash portion of the transaction consideration using cash on hand, cash from our existing revolver, and a new bank term loan. Our credit agreements require a systematic reduction in our Leverage Ratio (as defined in Note 3 to the

Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q) of 25 basis points per quarter for the first year, ending at a 3.0 to 1.0 ratio effective for the quarter ending August 31, 2014 and thereafter, unless we elect to trigger an increased Leverage Ratio under the terms specified in the credit agreements in connection with future acquisitions. As of May 31, 2014, our Leverage Ratio was 2.85x compared to a maximum permitted Leverage Ratio at May 31, 2014 of 3.25x, reflecting a continued reduction in our Leverage Ratio.

Our future capital requirements will depend on many factors, including the number and magnitude of future acquisitions, the need for additional facilities or facility improvements, the timing and extent of spending to support product development efforts, information technology infrastructure investments, investments in our internal business applications, and the continued market acceptance of our offerings. We could be required, or could elect, to seek additional funding through public or private equity or debt financings; however, additional funds may not be available on terms acceptable to us. We currently expect our capital expenditures to be approximately five to six percent of revenue in 2014.

Cash Flows

	Six months ended May 31,
(In thousands, except percentages)	2014	2013	Dollar change	Percent change
Net cash provided by operating activities	$374,974	$261,166	$113,808	44%
Net cash used in investing activities	$(47,679)	$(200,130)	$152,451	(76)%
Net cash used in financing activities	$(355,188)	$(123,279)	$(231,909)	188%

The increase in net cash provided by operating activities was primarily due to continued business performance improvements, including strong cash collections in the second quarter of 2014. Part of the increase also came from decreased funding of our pension plans ($1.7 million for the six months ended May 31, 2014, compared to $11.9 million for the same period of 2013) and additive cash flow from acquisitions (most notably from the Polk acquisition). Our subscription-based business model continues to be a cash-flow generator that is aided by positive working capital characteristics that do not generally require substantial working capital increases to support our growth.

The decrease in net cash used in investing activities was principally due to the $156 million of acquisitions we made in the first six months of 2013, as we had no acquisitions in the first six months of 2014.

The increase in net cash used in financing activities was principally due to the repayment of borrowings as we reduced our debt leverage.

Free Cash Flow (non-GAAP measure)

The following table reconciles our non-GAAP free cash flow measure to net cash provided by operating activities.

	Six months ended May 31,
(In thousands, except percentages)	2014	2013	Dollar change	Percent change
Net cash provided by operating activities	$374,974	$261,166
Capital expenditures on property and equipment	(51,036)	(42,436)
Free cash flow	$323,938	$218,730	$105,208	48%

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

Recent Accounting Pronouncements

Please refer to Note 1 to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q for a discussion of recent accounting pronouncements and their anticipated effect on our business.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

For information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our annual report on Form 10-K for fiscal year 2013.

Our credit facility and other term loan borrowings are subject to variable interest rates. We use interest rate swaps in order to fix a portion of our variable rate debt as part of our overall interest rate risk management strategy. As of May 31, 2014, we had $1.849 billion of floating-rate debt at a 2.44 percent weighted-average interest rate, of which $100 million was subject to effective floating-to-fixed interest rate swaps. A hypothetical increase in interest rates of 100 basis points applied to our floating rate indebtedness would increase annual interest expense by approximately $17 million ($18 million without giving effect to any of our interest rate swaps).

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

Please refer to Note 10 to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q for information about legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors associated with our business previously disclosed in Part I of our Annual Report on Form 10-K for fiscal 2013.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides detail about our share repurchases during the three months ended May 31, 2014.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands) (3)
March 1 - March 31, 2014:
Share repurchase programs (1)	—	$—	—	$4,021
Employee transactions (2)	108	$120.17	N/A	N/A
April 1 - April 30, 2014:
Share repurchase programs (1)	—	$—	—	$4,021
Employee transactions (2)	17,922	$119.24	N/A	N/A
May 1 - May 31, 2014:
Share repurchase programs (1)	—	$—	—	$4,021
Employee transactions (2)	10,928	$119.75	N/A	N/A
Total share repurchases	28,958	$119.43	—

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

(3) Amounts represent remaining dollar value of common shares that may yet be purchased under the October 2012 Program. In addition, the March 2011 Program allows us to repurchase up to one million additional common shares per fiscal year. Since no common shares were repurchased under the March 2011 Program in the six months ended May 31, 2014, there are one million common shares that may yet be purchased under the March 2011 Program in fiscal 2014.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 23, 2014.

IHS INC.

By:	/s/ Heather Matzke-Hamlin
	Name:	Heather Matzke-Hamlin
	Title:	Senior Vice President and Chief Accounting Officer