Form 10-Q
period 2014-08-31
IHS Inc.
filed 2014-09-22
CIK 1316360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________
FORM 10-Q
  ___________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of August 31, 2014, there were 68,172,435 shares of our Class A Common Stock outstanding.

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

Website and Social Media Disclosure

We use our website (www.ihs.com) and corporate Twitter account (@IHS) as channels of distribution of company information. The information we post through these channels may be deemed material; therefore, investors should monitor these channels in addition to our press releases, SEC filings, and public conference calls and webcasts. None of the information provided on our website or through social media channels is incorporated into, or deemed to be a part of, this quarterly report on Form 10-Q.

PART I.   FINANCIAL INFORMATION

Item 1.	Financial Statements
IHS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per-share amounts)

	As of	As of
	August 31, 2014	November 30, 2013
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$261,813	$258,367
Accounts receivable, net	365,591	459,263
Deferred subscription costs	50,535	49,327
Deferred income taxes	72,843	70,818
Other	60,965	43,065
Total current assets	811,747	880,840
Non-current assets:
Property and equipment, net	281,952	245,566
Intangible assets, net	1,100,556	1,144,464
Goodwill	3,141,342	3,065,181
Other	17,195	23,562
Total non-current assets	4,541,045	4,478,773
Total assets	$5,352,792	$5,359,613
Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$218,793	$395,527
Accounts payable	47,111	57,001
Accrued compensation	86,418	89,460
Accrued royalties	27,729	36,289
Other accrued expenses	108,800	98,187
Income tax payable	35,330	9,961
Deferred revenue	613,134	560,010
Total current liabilities	1,137,315	1,246,435
Long-term debt	1,681,483	1,779,065
Accrued pension and postretirement liability	30,336	27,191
Deferred income taxes	338,336	361,267
Other liabilities	54,152	38,692
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.01 par value per share, 160,000,000 shares authorized, 69,127,957 and 67,901,101 shares issued, and 68,172,435 and 67,382,298 shares outstanding at August 31, 2014 and November 30, 2013, respectively	691	679
Additional paid-in capital	915,562	788,670
Treasury stock, at cost: 955,522 and 518,803 shares at August 31, 2014 and November 30, 2013, respectively	(97,227)	(45,945)
Retained earnings	1,354,951	1,220,520
Accumulated other comprehensive loss	(62,807)	(56,961)
Total stockholders’ equity	2,111,170	1,906,963
Total liabilities and stockholders’ equity	$5,352,792	$5,359,613
See accompanying notes.

IHS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except for per-share amounts)

	Three months ended August 31,		Nine months ended August 31,
	2014	2013	2014	2013
Revenue	$556,011	$480,288	$1,648,477	$1,280,956
Operating expenses:
Cost of revenue	219,208	198,279	657,078	530,778
Selling, general and administrative	211,285	179,344	612,645	465,182
Depreciation and amortization	50,568	42,431	149,347	107,787
Restructuring charges	2,368	3,264	6,403	11,283
Acquisition-related costs	—	14,499	1,017	18,059
Net periodic pension and postretirement expense (income)	(1,328)	2,242	4,342	6,724
Other expense, net	132	803	1,440	3,733
Total operating expenses	482,233	440,862	1,432,272	1,143,546
Operating income	73,778	39,426	216,205	137,410
Interest income	251	232	737	879
Interest expense	(12,295)	(16,072)	(42,150)	(28,356)
Non-operating expense, net	(12,044)	(15,840)	(41,413)	(27,477)
Income from continuing operations before income taxes	61,734	23,586	174,792	109,933
Provision for income taxes	(15,217)	(116)	(40,361)	(18,909)
Income from continuing operations	46,517	23,470	134,431	91,024
Loss from discontinued operations, net	—	(108)	—	(101)
Net income	$46,517	$23,362	$134,431	$90,923

Basic earnings per share:
Income from continuing operations	$0.68	$0.35	$1.97	$1.38
Loss from discontinued operations, net	$—	$—	$—	$—
Net income	$0.68	$0.35	$1.97	$1.38
Weighted average shares used in computing basic earnings per share	68,269	66,650	68,100	66,112

Diluted earnings per share:
Income from continuing operations	$0.68	$0.35	$1.95	$1.36
Loss from discontinued operations, net	$—	$—	$—	$—
Net income	$0.68	$0.35	$1.95	$1.36
Weighted average shares used in computing diluted earnings per share	68,911	67,326	68,810	66,843

See accompanying notes.

IHS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three months ended August 31,		Nine months ended August 31,
	2014	2013	2014	2013
Net income	$46,517	$23,362	$134,431	$90,923
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on hedging activities (1)	276	314	(4,488)	875
Net pension liability adjustment (2)	(885)	—	(885)	—
Foreign currency translation adjustment	(3,557)	296	(473)	(32,792)
Total other comprehensive income (loss)	(4,166)	610	(5,846)	(31,917)
Comprehensive income	$42,351	$23,972	$128,585	$59,006

(1) Net of tax benefit (expense) of $(180); $(192); $2,929; and $(536) for the three and nine months ended August 31, 2014 and 2013, respectively.
(2) Net of tax benefit of $578 for the three and nine months ended August 31, 2014.

See accompanying notes.

IHS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine months ended August 31,
	2014	2013
Operating activities:
Net income	$134,431	$90,923
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	149,347	107,787
Stock-based compensation expense	127,723	114,794
Impairment of assets	—	1,629
Excess tax benefit from stock-based compensation	(11,609)	(12,405)
Net periodic pension and postretirement expense	4,342	6,724
Pension and postretirement contributions	(2,080)	(12,601)
Deferred income taxes	8,337	(37,756)
Change in assets and liabilities:
Accounts receivable, net	93,234	43,662
Other current assets	(11,490)	3,319
Accounts payable	(9,682)	(14,442)
Accrued expenses	(2,878)	(371)
Income tax payable	16,281	32,700
Deferred revenue	43,465	21,567
Other liabilities	3,029	(1,161)
Net cash provided by operating activities	542,450	344,369
Investing activities:
Capital expenditures on property and equipment	(83,314)	(65,411)
Acquisitions of businesses, net of cash acquired	(133,938)	(1,481,288)
Intangible assets acquired	(714)	—
Change in other assets	3,846	(5,590)
Settlements of forward contracts	1,345	2,853
Net cash used in investing activities	(212,775)	(1,549,436)
Financing activities:
Proceeds from borrowings	165,000	1,375,000
Repayment of borrowings	(439,317)	(128,648)
Payment of debt issuance costs	—	(17,360)
Excess tax benefit from stock-based compensation	11,609	12,405
Proceeds from the exercise of employee stock options	—	549
Repurchases of common stock	(51,282)	(87,512)
Net cash provided by (used in) financing activities	(313,990)	1,154,434
Foreign exchange impact on cash balance	(12,239)	(23,380)
Net increase (decrease) in cash and cash equivalents	3,446	(74,013)
Cash and cash equivalents at the beginning of the period	258,367	345,008
Cash and cash equivalents at the end of the period	$261,813	$270,995

See accompanying notes.

IHS INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Class A Common Stock		Additional Paid-In Capital			Accumulated Other Comprehensive Loss
	Shares Outstanding	Amount		Treasury Stock	Retained Earnings		Total
Balance at November 30, 2013 (Audited)	67,382	$679	$788,670	$(45,945)	$1,220,520	$(56,961)	$1,906,963
Stock-based award activity	790	12	115,283	(51,282)	—	—	64,013
Excess tax benefit on vested shares	—	—	11,609	—	—	—	11,609
Net income	—	—	—	—	134,431	—	134,431
Other comprehensive loss	—	—	—	—	—	(5,846)	(5,846)
Balance at August 31, 2014	68,172	$691	$915,562	$(97,227)	$1,354,951	$(62,807)	$2,111,170
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

In August 2014, the FASB issued ASU 2014-15, which requires that management evaluate the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. Disclosure is required if there is substantial doubt about the entity's ability to continue as a going concern. The standard will be effective for us in the fourth quarter of our fiscal year 2017, although early adoption is permitted. We do not expect that the adoption of this ASU will have a significant impact on our consolidated financial statements.

2.	Business Combinations

During the nine months ended August 31, 2014, we completed the following acquisitions, neither of which were material either individually or in the aggregate:

Global Trade Information Services (GTI). On August 1, 2014, we acquired GTI, a leading provider of international merchandise trade data. We acquired GTI in order to support our strategy of building integrated workflow solutions that target industry needs related to global trade.

PCI Acrylonitrile Limited (PCI Acrylonitrile). On August 28, 2014, we acquired PCI Acrylonitrile, a provider of information and analysis on the acrylonitrile propylene derivative product. We acquired PCI Acrylonitrile in order to strengthen our position in chemical market advisory services.

The total purchase price for these acquisitions was approximately $134 million, net of cash acquired. We have preliminarily allocated $57 million of the purchase price to amortizing intangible assets and $82 million to goodwill.

3.	Intangible Assets

The following table presents details of our intangible assets, other than goodwill, as of August 31, 2014 and November 30, 2013 (in thousands):

	As of August 31, 2014			As of November 30, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Information databases	$625,172	$(223,567)	$401,605	$633,347	$(194,904)	$438,443
Customer relationships	506,481	(108,570)	397,911	470,632	(90,827)	379,805
Developed computer software	151,517	(70,754)	80,763	159,413	(64,514)	94,899
Trademarks	167,211	(22,864)	144,347	167,179	(13,300)	153,879
Other	20,705	(8,562)	12,143	28,121	(15,076)	13,045
Total	$1,471,086	$(434,317)	$1,036,769	$1,458,692	$(378,621)	$1,080,071
Intangible assets not subject to amortization:
Trademarks	62,545	—	62,545	63,144	—	63,144
Perpetual licenses	1,242	—	1,242	1,249	—	1,249
Total intangible assets	$1,534,873	$(434,317)	$1,100,556	$1,523,085	$(378,621)	$1,144,464

Intangible assets amortization expense was $33.2 million and $100.1 million for the three and nine months ended August 31, 2014, respectively, as compared to $29.5 million and $74.1 million for the same respective periods of 2013. The following table presents the estimated future amortization expense related to intangible assets held as of August 31, 2014 (in thousands):

Year	Amount
Remainder of 2014	$33,905
2015	$132,288
2016	$123,140
2017	$108,608
2018	$96,408
Thereafter	$542,420
Goodwill, gross intangible assets, and net intangible assets were all subject to foreign currency translation effects. Changes in our goodwill and gross intangible assets from November 30, 2013 to August 31, 2014 were primarily the result of recent acquisitions and foreign currency translation effects, partially offset by the removal of fully amortized intangible assets. The change in net intangible assets was primarily due to current year amortization, partially offset by the acquisitions made in the third quarter of 2014.

4.	Debt

The following table summarizes total indebtedness as of August 31, 2014 and November 30, 2013 (in thousands):

	August 31, 2014	November 30, 2013
Credit Facility:
Revolver	$600,000	$770,000
Term loans	368,037	446,904
2012 term loan	250,000	250,000
2013 term loan	675,000	700,000
Capital leases	7,239	7,688
Total debt	$1,900,276	$2,174,592
Current portion	(218,793)	(395,527)
Total long-term debt	$1,681,483	$1,779,065

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

As of August 31, 2014, we were in compliance with all of our debt covenants. Our credit agreements require a systematic reduction in our Leverage Ratio each quarter for the first year, unless we elect to trigger an increased Leverage Ratio under the terms specified in the credit agreements in connection with future acquisitions, and we are in compliance with those terms. We have classified short-term debt based on principal maturities and expected cash availability over the next 12 months. As of August 31, 2014, we had approximately $600 million of outstanding borrowings under the revolver at a current annual interest rate of 1.94 percent and approximately $1.293 billion of aggregate outstanding borrowings under our term loans at a current weighted average annual interest rate of 2.15 percent, including the effect of the interest rate swaps described in Note 5.

We also had approximately $0.7 million of outstanding letters of credit under the Credit Facility as of August 31, 2014, which reduced the available borrowing under the Credit Facility by an equivalent amount.

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

Interest Rate Swaps

To mitigate interest rate exposure on our outstanding Credit Facility debt, we utilize the following derivative instruments:

•
Interest rate derivative contracts that swap $100 million of floating rate debt at a 1.80 percent weighted-average fixed interest rate, plus the applicable Credit Facility spread. We entered into these swap contracts in 2011, and they expire in July 2015.

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

Because the terms of these swaps and the variable rate debt (as amended or extended over time) coincide, we do not expect any ineffectiveness. We have designated and accounted for these instruments as cash flow hedges, with changes in fair value being deferred in accumulated other comprehensive loss in our consolidated balance sheets.

Foreign Currency Forwards

To mitigate foreign currency exposure, we utilize the following derivative instruments:

•
Foreign currency forward contracts that hedge the foreign currency exposure on Euro-denominated receipts in our U.S. Dollar functional entities. We utilize a rolling hedging program to mitigate a portion of this exposure. Because the critical terms of the forward contracts and the forecasted cash flows coincide, we do not expect any ineffectiveness associated with these contracts. We have designated and accounted for these derivatives as cash flow hedges, with changes in fair value being deferred in AOCI in our consolidated balance sheets. The notional amount of outstanding foreign currency forwards under these agreements as of August 31, 2014 and November 30, 2013 was approximately $15.0 million and $15.9 million, respectively.

•
Short-term foreign currency forward contracts that manage market risks associated with fluctuations in balances that are denominated in currencies other than the local functional currency. We account for these forward contracts at fair value and recognize the associated realized and unrealized gains and losses in other expense (income), net, since we have not designated these contracts as hedges for accounting purposes. The following table summarizes the notional amounts of these outstanding foreign currency forward contracts as of August 31, 2014 and November 30, 2013 (in thousands):

	August 31, 2014		November 30, 2013
Notional amount of currency pair:
Contracts to buy USD with CAD		$58,734		$142,606
Contracts to buy CAD with GBP	C$	—	C$	28,741
Contracts to buy USD with EUR		$13,401		$17,522
Contracts to buy CHF with USD		$14,373		$15,308
Contracts to buy GBP with EUR		£4,815		£5,866
Contracts to buy USD with GBP		£4,797		£1,863

Fair Value of Derivatives

Since our derivative instruments are not listed on an exchange, we have evaluated fair value by reference to similar transactions in active markets; consequently, we have classified all of our derivative instruments within Level 2 of the fair value measurement hierarchy. The following table shows the classification, location, and fair value of our derivative instruments as of August 31, 2014 and November 30, 2013 (in thousands):

	Fair Value of Derivative Instruments
	August 31, 2014	November 30, 2013	Balance Sheet Location
Assets:
Derivatives designated as accounting hedges:
Foreign currency forwards	$547	$8	Other current assets
Derivatives not designated as accounting hedges:
Foreign currency forwards	418	1,548	Other current assets
Total	$965	$1,556

Liabilities:
Derivatives designated as accounting hedges:
Interest rate swaps	$11,601	$3,366	Other accrued expenses
Foreign currency forwards	—	423	Other accrued expenses
Derivatives not designated as accounting hedges:
Foreign currency forwards	291	957	Other accrued expenses
Total	$11,892	$4,746

The net gain on foreign currency forwards that are not designated as hedging instruments for the three and nine months ended August 31, 2014 and 2013, respectively, was as follows (in thousands):

	Amount of gain recognized in the consolidated statements of operations
	Three months ended August 31,		Nine months ended August 31,
	2014	2013	2014	2013	Location on consolidated statements of operations
Foreign currency forwards	$392	$1,835	$1,323	$5,790	Other expense, net

The following table provides information about the cumulative amount of unrecognized hedge losses recorded in AOCI as of August 31, 2014 and November 30, 2013, as well as the activity on our cash flow hedging instruments for the three and nine months ended August 31, 2014 and 2013, respectively (in thousands):

	Three months ended August 31,		Nine months ended August 31,
	2014	2013	2014	2013
Beginning balance	$(6,963)	$(1,664)	$(2,199)	$(2,225)
Amount of gain (loss) recognized in AOCI on derivative:
Interest rate swaps	(366)	9	(5,645)	42
Foreign currency forwards	212	67	41	152
Amount of loss (gain) reclassified from AOCI into income:
Interest rate swaps (1)	239	235	713	696
Foreign currency forwards (1)	191	3	403	(15)
Ending balance	$(6,687)	$(1,350)	$(6,687)	$(1,350)

(1) Amounts reclassified from AOCI into income related to interest rate swaps are recorded in interest expense, and amounts reclassified from AOCI into income related to foreign currency forwards are recorded in revenue.

The unrecognized gains relating to the foreign currency forwards are expected to be reclassified into revenue within the next 12 months, and approximately $1.3 million of the unrecognized losses relating to the interest rate swaps are expected to be reclassified into interest expense within the next 12 months.

6.	Restructuring Charges

During the nine months ended August 31, 2014, we eliminated 120 positions and incurred additional direct and incremental costs related to identified operational efficiencies (including lease abandonments), continued consolidation of positions to our accounting and customer care Centers of Excellence (COE) locations, and further consolidation of our legacy data centers. We expect to continue to incur costs related to these and other similar activities in future periods, resulting in additional restructuring charges.

During the nine months ended August 31, 2014, we recorded approximately $6.4 million of restructuring charges for these activities. Of these charges, approximately $3.3 million was recorded in the Americas segment, $2.7 million was recorded in the EMEA segment, and $0.4 million was recorded in the APAC segment.

The following table provides a reconciliation of the restructuring liability as of August 31, 2014 (in thousands):

	Employee Severance and Other Termination Benefits	Contract Termination Costs	Other	Total
Balance at November 30, 2013	$2,569	$103	$23	$2,695
Add: Restructuring costs incurred	5,827	575	844	7,246
Revision to prior estimates	(1,292)	449	—	(843)
Less: Amount paid	(5,764)	(1,078)	(815)	(7,657)
Balance at August 31, 2014	$1,340	$49	$52	$1,441

As of August 31, 2014, approximately $0.7 million of the remaining restructuring liability was in the Americas segment and approximately $0.7 million was in the EMEA segment. The entire $1.4 million restructuring liability is expected to be paid within the next 12 months.

7.	Acquisition-related Costs

During the nine months ended August 31, 2014, we recorded approximately $1.0 million of direct and incremental costs associated with acquisition-related activities, including severance, lease abandonments, and professional fees. Approximately $0.7 million of the total charge was recorded in the Americas segment and $0.3 million was recorded in the EMEA segment.

The following table provides a reconciliation of the acquisition-related costs accrued liability as of August 31, 2014 (in thousands):

	Employee Severance and Other Termination Benefits	Contract Termination Costs	Other	Total
Balance at November 30, 2013	$5,859	$201	$71	$6,131
Add: Costs incurred	743	515	27	1,285
Revision to prior estimates	(285)	17	—	(268)
Less: Amount paid	(5,141)	(458)	(98)	(5,697)
Balance at August 31, 2014	$1,176	$275	$—	$1,451

As of August 31, 2014, approximately $1.0 million of the remaining acquisition-related costs accrued liability was in the Americas segment and $0.5 million was in the EMEA segment. We expect that the remaining liability will be substantially paid within the next 12 months.

8.	Pensions and Postretirement Benefits

Our net periodic pension expense (income) for the three and nine months ended August 31, 2014 and 2013 was comprised of the following (in thousands):

	Three months ended August 31,		Nine months ended August 31,
	2014	2013	2014	2013
Service costs incurred	$1,516	$2,606	$7,609	$7,812
Interest costs on projected benefit obligation	2,117	1,766	6,358	5,227
Expected return on plan assets	(2,088)	(1,900)	(6,312)	(5,624)
Amortization of prior service credit	(114)	(336)	(790)	(1,008)
Amortization of transitional obligation	11	—	33	—
Curtailment gain	(2,877)	—	(2,877)	—
Net periodic pension expense (income)	$(1,435)	$2,136	$4,021	$6,407
Our net periodic postretirement expense was comprised of the following for the three and nine months ended August 31, 2014 and 2013 (in thousands):

	Three months ended August 31,		Nine months ended August 31,
	2014	2013	2014	2013
Service costs incurred	$4	$6	$12	$17
Interest costs	103	100	309	300
Net periodic postretirement expense	$107	$106	$321	$317

Effective July 11, 2014, we discontinued future accruals to our U.S. Retirement Income Plan (U.S. RIP) and Supplemental Income Plan (SIP), which necessitated a remeasurement of our U.S. RIP obligation and resulted in a curtailment gain of $2.9 million that we recorded in the third quarter of 2014. In lieu of future accruals to the U.S. RIP and SIP, we will now provide an annual company non-elective contribution to the 401(k) accounts of affected eligible employees if they are active employees at the end of the calendar year.

In September 2014, we made a $10 million contribution to our U.S. RIP in order to increase plan funding and avoid certain additional variable rate premium costs.

9.	Stock-based Compensation

Stock-based compensation expense for the three and nine months ended August 31, 2014 and 2013 was as follows (in thousands):

	Three months ended August 31,		Nine months ended August 31,
	2014	2013	2014	2013
Cost of revenue	$2,906	$2,649	$6,277	$5,625
Selling, general and administrative	44,821	41,584	121,446	109,169
Total stock-based compensation expense	$47,727	$44,233	$127,723	$114,794
Total income tax benefits recognized for stock-based compensation arrangements were as follows (in thousands):

	Three months ended August 31,		Nine months ended August 31,
	2014	2013	2014	2013
Income tax benefits	$14,459	$14,597	$41,842	$36,523
No stock-based compensation cost was capitalized during the three and nine months ended August 31, 2014 and 2013.
As of August 31, 2014, there was $136.0 million of unrecognized stock-based compensation cost, adjusted for estimated forfeitures, related to unvested stock-based awards that will be recognized over a weighted-average period of approximately 1.5 years. Total unrecognized stock-based compensation cost will be adjusted for future changes in estimated forfeitures and changes in estimated achievement of performance goals.
Restricted Stock Units (RSUs). The following table summarizes RSU activity during the nine months ended August 31, 2014:

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands)
Balance at November 30, 2013	3,017	$92.93
Granted	891	$114.31
Vested	(1,231)	$90.48
Forfeited	(153)	$103.27
Balance at August 31, 2014	2,524	$101.05
The total fair value of RSUs that vested during the nine months ended August 31, 2014 was $144.3 million.

10.	Income Taxes

Our effective tax rate is estimated based upon the effective tax rate expected to be applicable for the full year.
Our effective tax rate for the three and nine months ended August 31, 2014 was 24.6 percent and 23.1 percent, respectively, compared to 0.5 percent and 17.2 percent for the same periods of 2013. The lower tax rate in 2013 reflects the impact of discrete period items, including certain one-time expenses related to the Polk acquisition.

11.	Commitments and Contingencies

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

12.	Earnings per Share
Weighted-average shares of Class A common stock outstanding for the three and nine months ended August 31, 2014 and 2013 were calculated as follows (in thousands):

	Three months ended August 31,		Nine months ended August 31,
	2014	2013	2014	2013
Weighted-average shares outstanding:
Shares used in basic EPS calculation	68,269	66,650	68,100	66,112
Effect of dilutive securities:
Restricted stock units	642	676	710	729
Stock options and other stock-based awards	—	—	—	2
Shares used in diluted EPS calculation	68,911	67,326	68,810	66,843

13.	Accumulated Other Comprehensive Income (Loss)

ASU 2013-2 requires disclosure of additional information about changes in AOCI balances by component, including the effect of reclassifications out of AOCI on the respective line items in net income. The following table summarizes the changes in AOCI by component (net of tax) for the nine months ended August 31, 2014 (in thousands):

	Foreign currency translation	Net pension and OPEB liability	Unrealized losses on hedging activities	Total
Balance at November 30, 2013	$(46,565)	$(8,197)	$(2,199)	$(56,961)
Other comprehensive income (loss) before reclassifications	(473)	1,329	(5,604)	(4,748)
Reclassifications from AOCI to income	—	(2,214)	1,116	(1,098)
Balance at August 31, 2014	$(47,038)	$(9,082)	$(6,687)	$(62,807)

Amounts reclassified from AOCI to income related to net pension and OPEB liability are recorded in net periodic pension and postretirement expense (income).

14.	Segment Information

We prepare our financial reports and analyze our business results within our three reportable geographic segments: Americas, EMEA, and APAC. We evaluate segment performance primarily at the revenue and operating profit level for each of these three segments. We also evaluate revenues by transaction type and product category.
Information about the operations of our three segments is set forth below. No single customer accounted for 10% or more of our total revenue for the three and nine months ended August 31, 2014 and 2013. There are no material inter-segment revenues for any period presented. Certain corporate transactions are not allocated to the reportable segments, including such items as stock-based compensation expense, net periodic pension and postretirement expense, corporate-level impairments, and gain (loss) on sale of corporate assets.

	Americas	EMEA	APAC	Shared Services	Consolidated Total
	(In thousands)
Three months ended August 31, 2014
Revenue	$363,449	$138,120	$54,442	$—	$556,011
Operating income	$90,178	$35,166	$10,587	$(62,153)	$73,778
Depreciation and amortization	$41,846	$5,057	$2,317	$1,348	$50,568
Three months ended August 31, 2013
Revenue	$307,281	$122,247	$50,760	$—	$480,288
Operating income	$71,366	$19,788	$8,967	$(60,695)	$39,426
Depreciation and amortization	$34,368	$5,666	$558	$1,839	$42,431
Nine months ended August 31, 2014
Revenue	$1,090,656	$403,828	$153,993	$—	$1,648,477
Operating income	$261,375	$94,226	$33,587	$(172,983)	$216,205
Depreciation and amortization	$124,414	$16,162	$3,405	$5,366	$149,347
Nine months ended August 31, 2013
Revenue	$794,072	$344,662	$142,222	$—	$1,280,956
Operating income	$213,014	$56,259	$28,964	$(160,827)	$137,410
Depreciation and amortization	$83,833	$17,057	$1,495	$5,402	$107,787

Revenue by transaction type was as follows (in thousands):

	Three months ended August 31,		Nine months ended August 31,
	2014	2013	2014	2013
Subscription revenue	$432,128	$365,025	$1,275,848	$986,675
Non-subscription revenue	123,883	115,263	372,629	294,281
Total revenue	$556,011	$480,288	$1,648,477	$1,280,956
Revenue by product category was as follows (in thousands):

	Three months ended August 31,		Nine months ended August 31,
	2014	2013	2014	2013
Resources revenue	$229,107	$218,345	$690,477	$630,541
Industrials revenue	185,267	119,149	538,336	245,997
Horizontal products revenue	141,637	142,794	419,664	404,418
Total revenue	$556,011	$480,288	$1,648,477	$1,280,956

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis is intended to help the reader understand the financial condition and results of operations of IHS Inc. (IHS, we, us, or our). The following discussion should be read in conjunction with our annual report on Form 10-K for the year ended November 30, 2013 and the Condensed Consolidated Financial Statements and accompanying notes included in this quarterly report on Form 10-Q.

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

Subscriptions represented approximately 78 percent of our total revenue in the third quarter of 2014. We sell our offerings primarily through subscriptions, which tend to generate recurring revenue and cash flow for us. Our subscription agreements are typically non-cancellable and may contain provisions for minimum monthly payments. For subscription revenue, the timing of our cash flows generally precedes the recognition of revenue and income.

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

In 2014, we are focused on the following two priorities:

•
Operational excellence. We expect to capitalize on infrastructure investments to allow our employees to do their jobs more efficiently and effectively, including engaging and supporting new and existing customers. During the first nine months of 2014, we made progress in core process and system enhancements that we believe will allow us to meet our goals.

•
Commercial expansion. We expect to continue our pace of new and integrated product platform releases and offerings, and we are on track with the development and release of product platforms across the various workflows we service. We are also hiring global account executives to drive new and expanded business in key geo-markets and are re-aligning our field and inside sales forces in an effort to maximize the customer experience.

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

Results of Operations

Total Revenue

Third quarter 2014 revenue increased 16 percent compared to the third quarter of 2013, and our year-to-date 2014 revenue increased 29 percent compared to the same period in 2013. The table below displays the percentage change in revenue due to organic, acquisitive, and foreign currency factors when comparing the three and nine months ended August 31, 2014 to the three and nine months ended August 31, 2013.

	Increase in Total Revenue
(All amounts represent percentage points)	Organic	Acquisitive	Foreign Currency
Third quarter 2014 vs. third quarter 2013	3%	11%	1%
Year-to-date 2014 vs. year-to-date 2013	4%	24%	1%

Organic growth for the three and nine months ended August 31, 2014, compared to the same periods of 2013, was primarily attributable to subscription growth performance, with non-subscription growth adversely impacted by the biennial cycle of the BPVC standard, which was last released in the third quarter of 2013. Normalizing for the BPVC release cycle, we had positive non-subscription organic revenue growth for the three and nine months ended August 31, 2014. Total organic revenue growth after normalizing for the BPVC impact was 5 percent for both the three and nine months ended August 31, 2014.

Acquisitive revenue growth was due to the Polk acquisition in the third quarter of 2013, and foreign currency had a negligible impact on the year-over-year increase in revenue.

Revenue by Segment

	Three months ended August 31,		Percentage Change	Nine months ended August 31,		Percentage Change
(In thousands, except percentages)	2014	2013		2014	2013
Revenue:
Americas	$363,449	$307,281	18%	$1,090,656	$794,072	37%
EMEA	138,120	122,247	13%	403,828	344,662	17%
APAC	54,442	50,760	7%	153,993	142,222	8%
Total revenue	$556,011	$480,288	16%	$1,648,477	$1,280,956	29%

As a percent of total revenue:
Americas	65%	64%		66%	62%
EMEA	25%	25%		24%	27%
APAC	10%	11%		9%	11%

The percentage change in each geography segment is due to the factors described in the following table.

	Increase (decrease) in revenue
	Third quarter 2014 vs. third quarter 2013			Year-to-date 2014 vs. year-to-date 2013
(All amounts represent percentage points)	Organic	Acquisitive	Foreign Currency	Organic	Acquisitive	Foreign Currency
Americas	2%	17%	—%	4%	34%	(1)%
EMEA	7%	2%	4%	7%	6%	3%
APAC	5%	2%	—%	3%	5%	—%

Americas revenue for the three and nine months ended August 31, 2014, compared to the same periods of 2013, experienced organic subscription growth at 5 percent for the three and nine months. Non-subscription organic growth was negative 9 percent for the three months and negative 1 percent for the nine months, and was adversely impacted by the biennial cycle of the BPVC release. Normalized for the BPVC impact, non-subscription organic growth was negative 2 percent for the three months and positive 1 percent for the nine months, and total organic growth was 3 percent for the three months and 4 percent for the nine months.

EMEA revenue for the three and nine months ended August 31, 2014, compared to the same periods of 2013, experienced organic subscription growth at 8 percent for the three and nine months. Non-subscription organic growth was also positive, with 3 percent growth for the three months and 6 percent growth for the nine months in spite of the BPVC release cycle in the 2013 period. Normalized for the BPVC impact, non-subscription organic growth was 8 percent for the three months and 7 percent for the nine months, and total organic growth was 8 percent for both the three and nine months. EMEA's performance is reflective of continued operating improvements, including infrastructure, sales systems and processes, and sales leadership and field sales teams.

APAC revenue for the three and nine months ended August 31, 2014, compared to the same periods of 2013, experienced organic subscription growth at 6 percent for the three and nine months. Non-subscription organic growth was mixed at 3 percent for the three months and negative 5 percent for the nine months. Normalized for the BPVC impact, non-subscription organic growth was 6 percent for the three months and negative 4 percent for the nine months, and total organic growth was 6 percent for the three months and 3 percent for the nine months.

Revenue by Transaction Type

	Three months ended August 31,		Percent change		Nine months ended August 31,		Percent change
(in thousands, except percentages)	2014	2013	Total	Organic	2014	2013	Total	Organic
Subscription revenue	$432,128	$365,025	18%	6%	$1,275,848	$986,675	29%	6%
Non-subscription revenue	123,883	115,263	7%	(5)%	372,629	294,281	27%	—%
Total revenue	$556,011	$480,288	16%	3%	$1,648,477	$1,280,956	29%	4%

As a percent of total revenue:
Subscription	78%	76%			77%	77%
Non-subscription	22%	24%			23%	23%

Subscription revenue grew at 6 percent organically for the three and nine months ended August 31, 2014, compared to the same periods of 2013, with resources subscription offerings providing the largest contribution to the growth in both the three and nine months, and automotive offerings providing additional strength in the three months. Subscriptions continue to provide a stable revenue stream that generates significant cash flow. Consistent with the prior year, our subscription revenue for the three and nine months ended August 31, 2014 represents approximately 78 percent of our total revenue.

Non-subscription revenue decreased 5 percent organically during the three months and was flat during the nine months ended August 31, 2014, compared to the same periods of 2013, driven primarily by the BPVC release cycle impact. Normalized for the BPVC impact, non-subscription organic revenue growth was 1 percent for the three months and 2 percent for the nine months.

Revenue by Product Category

	Three months ended August 31,		Percent change		Nine months ended August 31,		Percent change
(in thousands, except percentages)	2014	2013	Total	Organic	2014	2013	Total	Organic
Resources revenue	$229,107	$218,345	5%	6%	$690,477	$630,541	10%	6%
Industrials revenue	185,267	119,149	55%	6%	538,336	245,997	119%	3%
Horizontal products revenue	141,637	142,794	(1)%	(3)%	419,664	404,418	4%	3%
Total revenue	$556,011	$480,288	16%	3%	$1,648,477	$1,280,956	29%	4%

Resources revenue for the three and nine months ended August 31, 2014, compared to the same periods of 2013, experienced stable growth across the portfolio, benefiting from the roll-out of additional energy and chemicals content on our IHS Connect platform.

Industrials revenue for the three and nine months ended August 31, 2014, compared to the same periods of 2013, improved as a result of continued solid growth in automotive offerings associated with new product revenue synergies realized from the Polk acquisition. We saw improving growth trends in technology sales and maritime offerings, with a slight improvement in aerospace and defense as well.

Horizontal products revenue for the three and nine months ended August 31, 2014, compared to the same periods of 2013, had mixed organic growth results, primarily due to the negative impact of the BPVC release cycle in our product design space. Normalized for the BPVC impact, organic growth was 2 percent for the three months and 4 percent for the nine months.

Operating Expenses

The following table shows our operating expenses and the associated percentages of revenue.

	Three months ended August 31,		Percentage Change	Nine months ended August 31,		Percentage Change
(In thousands, except percentages)	2014	2013		2014	2013
Operating expenses:
Cost of revenue	$219,208	$198,279	11%	$657,078	$530,778	24%
SG&A expense	$211,285	$179,344	18%	$612,645	$465,182	32%
Depreciation and amortization expense	$50,568	$42,431	19%	$149,347	$107,787	39%

As a percent of revenue:
Cost of revenue	39%	41%		40%	41%
SG&A expense	38%	37%		37%	36%
Depreciation and amortization expense	9%	9%		9%	8%

Supplemental information:
SG&A expense, excluding stock-based compensation	$166,464	$137,760	21%	$491,199	$356,013	38%
As a percent of revenue	30%	29%		30%	28%

Cost of Revenue

For the three and nine months ended August 31, 2014, cost of revenue was slightly down as a percentage of revenue, compared to the same periods in the prior year, reflecting a continued focus on cost discipline. We continue to invest in our people, platforms, processes, and products in support of our goals to increase top- and bottom-line growth.

Selling, General and Administrative (SG&A) Expense

We evaluate our SG&A expense after excluding stock-based compensation expense. For the three and nine months ended August 31, 2014, compared to the same periods of 2013, SG&A expense as a percentage of revenue increased slightly primarily due to recent acquisitions and increased compensation expense.

For the three and nine months ended August 31, 2014, compared to the same periods of 2013, stock-based compensation expense increased as a result of an increase in the number of employees, an increase in our stock price, and the achievement or overachievement of certain company performance metrics. As a percentage of revenue, stock-based compensation decreased by one percentage point for the three and nine months ended August 31, 2014, compared to the same periods of 2013, as we are effectively managing to a targeted annual burn rate of 2 percent of outstanding shares. Please refer to Note 9 to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q for a discussion of stock-based compensation.

Depreciation and Amortization Expense

For the three and nine months ended August 31, 2014, compared to the same periods of 2013, depreciation and amortization expense increased in amount, but was relatively flat as a percentage of revenue. The increased expense was primarily due to an increase in depreciable and amortizable assets from capital expenditures and acquisitions, particularly the Polk acquisition.

Restructuring

Please refer to Note 6 to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q for a discussion of our restructuring activities. During the nine months ended August 31, 2014, we incurred approximately $6.4 million of restructuring charges for direct and incremental costs associated with identified operational efficiencies (including lease abandonments), continued consolidation of positions to our accounting and customer care Centers of Excellence (COE) locations, and further consolidation of our legacy data centers.

During the nine months ended August 31, 2014, we eliminated 120 positions related to these activities. We expect to continue to incur costs related to these and other similar activities in future periods, resulting in additional restructuring charges.

Acquisition-related Costs

Please refer to Note 7 to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q for a discussion of costs associated with our integration and other acquisition-related activities. During the nine months ended August 31, 2014, we recorded approximately $1.0 million of direct and incremental costs associated with acquisition-related activities, including severance, lease abandonments, and professional fees. Because acquisitions are a key component of our growth strategy, we expect that we will continue to perform similar activities for future acquisitions.

Pension and Postretirement Expense

For the three and nine months ended August 31, 2014, compared to the same periods of 2013, net periodic pension and postretirement expense declined, primarily as a result of the pension freeze we implemented on our U.S. Retirement Income Plan (U.S. RIP) and Supplemental Income Plan (SIP). Effective July 11, 2014, we discontinued future accruals to the U.S. RIP and SIP, which necessitated a remeasurement of our U.S. RIP obligation and resulted in a curtailment gain of $2.9 million that we recorded in the third quarter of 2014. Although we will no longer record expense related to participant service accruals, we will continue to incur pension and postretirement expense related to plan administration, interest costs, and regulatory fees. In lieu of future accruals to the U.S. RIP and SIP, we will now provide an annual company non-elective contribution of 1.5% of eligible salary to the 401(k) accounts of affected eligible employees if they are active employees at the end of the calendar year.

Our pension expense and associated pension liability as calculated under GAAP requires the use of assumptions about the estimated long-term rate of return on plan assets and the discount rate. Our pension investment strategy is designed to align the majority of our pension assets with the underlying pension liability and minimize volatility caused by changes in asset returns and discount rates. Our pension expense estimates are updated to reflect actual experience through the remeasurement process in the fourth quarter, or sooner if earlier remeasurements are required, such as at June 30, 2014, when we implemented the U.S. RIP pension freeze. As a result of the June remeasurement, for the nine months ended August 31, 2014, we used a 4.9 percent expected long-term rate of return on plan assets and a 4.4 percent discount rate for the U.S. RIP; the actual return on plan assets during that period was 13.5 percent. We anticipate that the difference between actual return on plan assets and expected return on plan assets will be largely mitigated by the offsetting change in the pension liability resulting from movements in the discount rate.

Operating Income by Segment (geography)

	Three months ended August 31,		Percentage Change	Nine months ended August 31,		Percentage Change
(In thousands, except percentages)	2014	2013		2014	2013
Operating income:
Americas	$90,178	$71,366	26%	$261,375	$213,014	23%
EMEA	35,166	19,788	78%	94,226	56,259	67%
APAC	10,587	8,967	18%	33,587	28,964	16%
Shared services	(62,153)	(60,695)		(172,983)	(160,827)
Total operating income	$73,778	$39,426	87%	$216,205	$137,410	57%

As a percent of segment revenue:
Americas	25%	23%		24%	27%
EMEA	25%	16%		23%	16%
APAC	19%	18%		22%	20%

For the three and nine months ended August 31, 2014, compared to the same periods of 2013, operating income as a percentage of revenue for the Americas segment was negatively impacted by amortization expense associated with intangible assets acquired in the Polk acquisition; however, the impact of the amortization on Americas operating income for the three months ended August 31, 2014 was more than offset by improved operating profit in the Americas business during that period. For the three and nine months ended August 31, 2014, compared to the same periods of 2013, the EMEA segment operating income as a percentage of revenue increased primarily because of revenue growth and prior investment in scaled infrastructure.

For the three and nine months ended August 31, 2014, compared to the same periods of 2013, the APAC segment operating income as a percentage of revenue was largely unchanged.

Provision for Income Taxes
Our effective tax rate for the three and nine months ended August 31, 2014 was 24.6 percent and 23.1 percent, respectively, compared to 0.5 percent and 17.2 percent for the same periods of 2013. The lower tax rate in 2013 reflects the impact of discrete period items, including certain one-time expenses related to the Polk acquisition.

EBITDA and Adjusted EBITDA (non-GAAP measures)

	Three months ended August 31,		Percentage Change	Nine months ended August 31,		Percentage Change
(In thousands, except percentages)	2014	2013		2014	2013
Net income	$46,517	$23,362	99%	$134,431	$90,923	48%
Interest income	(251)	(232)		(737)	(879)
Interest expense	12,295	16,072		42,150	28,356
Provision for income taxes	15,217	116		40,361	18,909
Depreciation	17,361	12,964		49,241	33,695
Amortization	33,207	29,467		100,106	74,092
EBITDA	$124,346	$81,749	52%	$365,552	$245,096	49%
Stock-based compensation expense	47,727	44,233		127,723	114,794
Restructuring charges	2,368	3,264		6,403	11,283
Acquisition-related costs	—	14,499		1,017	18,059
Impairment of assets	—	—		—	1,629
Loss (gain) on sale of assets	—	—		2,654	1,241
Income from discontinued operations, net	—	108		—	101
Adjusted EBITDA	$174,441	$143,853	21%	$503,349	$392,203	28%
Adjusted EBITDA as a percentage of revenue	31.4%	30.0%		30.5%	30.6%

Our Adjusted EBITDA for the three and nine months ended August 31, 2014, compared to the same periods of 2013, increased primarily because of the realization of operating efficiencies and improved margins on the operations of our recent acquisitions.

Financial Condition

(In thousands, except percentages)	As of August 31, 2014	As of November 30, 2013	Dollar change	Percent change
Accounts receivable, net	$365,591	$459,263	$(93,672)	(20)%
Accrued compensation	$86,418	$89,460	$(3,042)	(3)%
Deferred revenue	$613,134	$560,010	$53,124	9%

The decrease in accounts receivable is primarily due to the timing of billings and strong cash collections. We continue to experience the historical trend of seeing seasonal decreases in our accounts receivable balances in our second and third quarters, as we typically have the most subscription renewals in our first and fourth quarters. The change in accrued compensation was primarily due to the 2013 bonus payout made in the first quarter of 2014, partially offset by the current year accrual. The increase in deferred revenue was primarily due to organic revenue growth, with minor impacts from acquisitions and foreign currency effects.

Liquidity and Capital Resources

As of August 31, 2014, we had cash and cash equivalents of $262 million, of which approximately $217 million was held by our foreign subsidiaries. Cash held by our foreign subsidiaries could be subject to U.S. federal income tax if we decided to repatriate any of that cash to the U.S. We also had approximately $1.90 billion of debt as of August 31, 2014, which has resulted in an increase in interest expense in 2014, and we expect that the increased debt will continue to result in increased interest expense for the near future. On a trailing twelve-month basis, the ratio of free cash flow to Adjusted EBITDA was approximately 87 percent. Over the longer term, we anticipate that this ratio will be in the mid-60s range, reflecting increased interest expense and an increase in our cash taxes. Because of our cash, debt, and cash flow positions, we believe we will have sufficient liquidity to meet our ongoing working capital and capital expenditure needs.

During the third quarter of 2013, we completed the Polk acquisition, which we funded with a combination of cash and stock. We funded the cash portion of the transaction consideration using cash on hand, cash from our existing revolver, and a new bank term loan. Our credit agreements require a systematic reduction in our Leverage Ratio (as defined in Note 4 to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q) of 25 basis points per quarter for the first year, ending at a 3.0 to 1.0 ratio effective for the quarter ending August 31, 2014 and thereafter, unless we elect to trigger an increased Leverage Ratio under the terms specified in the credit agreements in connection with future acquisitions. As of August 31, 2014, our Leverage Ratio was 2.81x compared to a maximum permitted Leverage Ratio at August 31, 2014 of 3.00x, reflecting a continued reduction in our Leverage Ratio.

In September 2014, we made a $10 million contribution to our U.S. RIP in order to increase plan funding and avoid certain additional variable rate premium costs.

Our future capital requirements will depend on many factors, including the number and magnitude of future acquisitions, the need for additional facilities or facility improvements, the timing and extent of spending to support product development efforts, information technology infrastructure investments, investments in our internal business applications, and the continued market acceptance of our offerings. We could be required, or could elect, to seek additional funding through public or private equity or debt financings; however, additional funds may not be available on terms acceptable to us. We expect that our capital expenditures for 2014 will be approximately 5 to 5.5 percent of revenue.

Cash Flows

	Nine months ended August 31,
(In thousands, except percentages)	2014	2013	Dollar change	Percent change
Net cash provided by operating activities	$542,450	$344,369	$198,081	58%
Net cash used in investing activities	$(212,775)	$(1,549,436)	$1,336,661	(86)%
Net cash provided by (used in) financing activities	$(313,990)	$1,154,434	$(1,468,424)	(127)%

The increase in net cash provided by operating activities was primarily due to continued business performance improvements, including strong cash collections in 2014. Part of the increase also came from decreased funding of our pension plans ($2.1 million for the nine months ended August 31, 2014, compared to $12.6 million for the same period of 2013) and additive cash flow from acquisitions (most notably from the Polk acquisition). Our subscription-based business model continues to be a cash-flow generator that is aided by positive working capital characteristics that do not generally require substantial working capital increases to support our growth.

The decrease in net cash used in investing activities was principally due to the $1.5 billion of cash used for businesses that we acquired in the first nine months of 2013, compared to $134 million of cash used for acquisitions in the first nine months of 2014.

The increase in net cash used in financing activities in 2014 was principally due to the repayment of borrowings as we reduced our debt leverage. The net cash provided by financing activities in 2013 was principally due to our increased borrowings to fund the Polk acquisition.

Free Cash Flow (non-GAAP measure)

The following table reconciles our non-GAAP free cash flow measure to net cash provided by operating activities.

	Nine months ended August 31,
(In thousands, except percentages)	2014	2013	Dollar change	Percent change
Net cash provided by operating activities	$542,450	$344,369
Capital expenditures on property and equipment	(83,314)	(65,411)
Free cash flow	$459,136	$278,958	$180,178	65%

Increased free cash flow in 2014 was driven in part by significant improvement in our cash collections and working capital position. Our free cash flow has historically been positive due to the robust cash generation attributes of our business model, providing us with operational and capital structure flexibility as we de-lever the business.

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

Our credit facility and other term loan borrowings are subject to variable interest rates. We use interest rate swaps in order to fix a portion of our variable rate debt as part of our overall interest rate risk management strategy. As of August 31, 2014, we had approximately $1.893 billion of floating-rate debt at a 2.00 percent weighted-average interest rate, of which $100 million was subject to effective floating-to-fixed interest rate swaps. A hypothetical increase in interest rates of 100 basis points applied to our floating rate indebtedness would increase annual interest expense by approximately $17 million ($18 million without giving effect to any of our interest rate swaps).

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides detail about our share repurchases during the three months ended August 31, 2014.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands) (3)
June 1 - June 31, 2014:
Share repurchase programs (1)	—	$—	—	$4,021
Employee transactions (2)	825	$128.79	N/A	N/A
July 1 - July 31, 2014:
Share repurchase programs (1)	—	$—	—	$4,021
Employee transactions (2)	19,966	$135.82	N/A	N/A
August 1 - August 31, 2014:
Share repurchase programs (1)	—	$—	—	$4,021
Employee transactions (2)	10,662	$138.75	N/A	N/A
Total share repurchases	31,453	$136.63	—

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

(3) Amounts represent remaining dollar value of common shares that may yet be purchased under the October 2012 Program. In addition, the March 2011 Program allows us to repurchase up to one million additional common shares per fiscal year. Since no common shares were repurchased under the March 2011 Program in the nine months ended August 31, 2014, there are one million common shares that may yet be purchased under the March 2011 Program in fiscal 2014.

Item 5.    Other Information

Iran Threat Reduction and Syria Human Rights Act Disclosure

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our affiliates knowingly engaged in certain specified activities during the period covered by the report. Disclosure is generally required even if the transactions or dealings were conducted in compliance with applicable law and regulations. During the third quarter of 2014, we acquired Global Trade Information Services, a Virginia corporation (“GTIS”). GTIS publishes the Global Trade Atlas (the “GTA”), an online trade data system offering global merchandise trade statistics such as import and export data from official sources in more than 65 countries. Included in the GTA is certain trade data sourced from Iran for which GTIS pays an annual fee of approximately $30,000. The procurement of this information is exempt from applicable economic sanctions laws and regulations as a funds transfer related to the exportation or importation of information and informational materials. Sales attributable to this Iranian trade data represented approximately $75,000 in gross revenue for GTIS in the third quarter of 2014 and would have represented approximately 0.01% of our company’s third quarter 2014 consolidated revenues and gross profits. Subject to any changes in the exempt status of such activities, we intend to continue these business activities as permissible under applicable export control and economic sanctions laws and regulations.

Item 6.	Exhibits

(a)	Index of Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description
10.1	Amended and Restated IHS Inc. 2004 Directors Stock Plan

10.2	Summary of Non-Employee Director Compensation

10.3	Amendment to Employment Agreement by and between IHS Inc. and Sean Menke, dated June 1, 2014

10.4	Amendment to Employment Agreement by and between IHS Inc. and Anurag Gupta, dated June 1, 2014

10.5
First Amendment to Credit Agreement by and among IHS Inc., IHS Global Inc., JPMorgan Chase Bank, N.A., Bank of America, N.A., RBS Citizens, N.A., Wells Fargo Bank, N.A., BBVA Compass, HSBC Bank USA, N.A., Royal Bank of Canada, PNC Bank, National Association, U.S. Bank National Association, TD Bank, N.A., Goldman Sachs Bank USA, The Bank of Tokyo-Mitsubishi UFJ, Ltd, Hua Nan Commercial, Ltd, New York Agency, Sumitomo Mitsui Banking Corporation and Commercial Bank, dated as of June 30, 2014

10.6	Second Amendment to Credit Agreement by and among IHS Inc., IHS Global Inc., Royal Bank of Canada, and Bank of America, N.A., dated as of June 30, 2014

10.7
Third Amendment to Credit Agreement by and among IHS Inc., certain of its subsidiaries, J.P. Morgan Chase Bank, National Association, Bank of America N.A., RBS Citizens, N.A., Wells Fargo Bank, National Association, HSBC Bank USA, National Association, U.S. Bank, National Association, TD Bank, N.A., Barclays Bank PLC, PNC Bank, National Association, Goldman Sachs Bank USA, Morgan Stanley Bank, N.A., Union Bank, N.A., Royal Bank of Canada, Hua Nan Commercial Bank, Ltd, New York and Compass Bank, dated as of June 30, 2014

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 22, 2014.

IHS INC.

By:	/s/ Heather Matzke-Hamlin
	Name:	Heather Matzke-Hamlin
	Title:	Senior Vice President and Chief Accounting Officer