Form 10-Q
period 2015-02-28
IHS Inc.
filed 2015-03-24
CIK 1316360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________
FORM 10-Q
  ___________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of February 28, 2015, there were 68,797,518 shares of our Class A Common Stock outstanding.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: economic and financial conditions, including volatility in interest and exchange rates; our ability to manage system failures, capacity constraints, and cyber risks; our ability to successfully manage risks associated with changes in demand for our products and services as well as changes in our targeted industries; our ability to develop new platforms to deliver our products and services, pricing, and other competitive pressures, and changes in laws and regulations governing our business; the extent to which we are successful in gaining new long-term relationships with customers or retaining existing ones and the level of service failures that could lead customers to use competitors' services; our ability to successfully identify and integrate acquisitions into our existing businesses and manage risks associated therewith; our ability to satisfy our debt obligations and our other ongoing business obligations; and the other factors described under the caption “Risk Factors” in our annual report on Form 10-K for the fiscal year ended November 30, 2014, along with our other filings with the U.S. Securities and Exchange Commission (SEC).

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

PART I.   FINANCIAL INFORMATION

Item 1.	Financial Statements
IHS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per-share amounts)

	As of	As of
	February 28, 2015	November 30, 2014
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$209,719	$153,156
Accounts receivable, net	439,180	421,374
Income tax receivable	3,886	2,283
Deferred subscription costs	63,298	51,021
Deferred income taxes	61,632	81,780
Other	72,195	60,973
Total current assets	849,910	770,587
Non-current assets:
Property and equipment, net	308,510	301,419
Intangible assets, net	1,107,309	1,091,109
Goodwill	3,273,237	3,157,324
Other	26,734	27,991
Total non-current assets	4,715,790	4,577,843
Total assets	$5,565,700	$5,348,430
Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$35,987	$36,257
Accounts payable	47,763	52,245
Accrued compensation	56,468	101,875
Accrued royalties	40,498	37,346
Other accrued expenses	135,367	131,147
Deferred revenue	737,039	596,187
Total current liabilities	1,053,122	955,057
Long-term debt	1,937,097	1,806,098
Accrued pension and postretirement liability	28,658	29,139
Deferred income taxes	351,434	347,419
Other liabilities	52,638	51,171
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.01 par value per share, 160,000,000 shares authorized, 69,950,551 and 69,391,577 shares issued, and 68,797,518 and 68,372,176 shares outstanding at February 28, 2015 and November 30, 2014, respectively	700	694
Additional paid-in capital	953,489	956,381
Treasury stock, at cost: 1,153,033 and 1,019,401 shares at February 28, 2015 and November 30, 2014, respectively	(121,419)	(105,873)
Retained earnings	1,454,589	1,415,069
Accumulated other comprehensive loss	(144,608)	(106,725)
Total stockholders’ equity	2,142,751	2,159,546
Total liabilities and stockholders’ equity	$5,565,700	$5,348,430
See accompanying notes.

IHS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except for per-share amounts)

	Three months ended February 28,
	2015	2014
Revenue	$546,261	$524,458
Operating expenses:
Cost of revenue	214,946	212,925
Selling, general and administrative	195,938	197,716
Depreciation and amortization	55,919	49,637
Restructuring charges	14,284	3,175
Acquisition-related costs	176	940
Net periodic pension and postretirement expense	496	2,836
Other expense (income), net	(924)	1,575
Total operating expenses	480,835	468,804
Operating income	65,426	55,654
Interest income	160	251
Interest expense	(16,994)	(15,245)
Non-operating expense, net	(16,834)	(14,994)
Income from continuing operations before income taxes	48,592	40,660
Provision for income taxes	(9,072)	(8,238)
Net income	$39,520	$32,422

Basic earnings per share	$0.58	$0.48
Weighted average shares used in computing basic earnings per share	68,701	67,809

Diluted earnings per share	$0.57	$0.47
Weighted average shares used in computing diluted earnings per share	69,303	68,693

See accompanying notes.

IHS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three months ended February 28,
	2015	2014
Net income	$39,520	$32,422
Other comprehensive income (loss), net of tax:
Unrealized loss on hedging activities (1)	(1,419)	(2,475)
Foreign currency translation adjustment	(36,464)	212
Total other comprehensive loss	(37,883)	(2,263)
Comprehensive income	$1,637	$30,159

(1) Net of tax benefit of $927 and $1,615 for the three months ended February 28, 2015 and 2014, respectively.

See accompanying notes.

IHS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three months ended February 28,
	2015	2014
Operating activities:
Net income	$39,520	$32,422
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	55,919	49,637
Stock-based compensation expense	33,490	43,964
Excess tax benefit from stock-based compensation	(5,128)	(9,412)
Net periodic pension and postretirement expense	496	2,836
Pension and postretirement contributions	(978)	(825)
Deferred income taxes	12,975	32,939
Change in assets and liabilities:
Accounts receivable, net	(16,096)	(69,021)
Other current assets	(28,934)	(19,983)
Accounts payable	(19,562)	(982)
Accrued expenses	(22,469)	(22,972)
Income tax	2,949	(33,570)
Deferred revenue	134,358	148,391
Other liabilities	1,498	437
Net cash provided by operating activities	188,038	153,861
Investing activities:
Capital expenditures on property and equipment	(38,812)	(24,610)
Acquisitions of businesses, net of cash acquired	(168,618)	—
Intangible assets acquired	—	(714)
Change in other assets	(1,779)	(1,304)
Settlements of forward contracts	1,666	2,314
Net cash used in investing activities	(207,543)	(24,314)
Financing activities:
Proceeds from borrowings	170,000	30,000
Repayment of borrowings	(39,272)	(174,568)
Excess tax benefit from stock-based compensation	5,128	9,412
Repurchases of common stock	(53,271)	(44,012)
Net cash provided by (used in) financing activities	82,585	(179,168)
Foreign exchange impact on cash balance	(6,517)	(3,691)
Net increase (decrease) in cash and cash equivalents	56,563	(53,312)
Cash and cash equivalents at the beginning of the period	153,156	258,367
Cash and cash equivalents at the end of the period	$209,719	$205,055

See accompanying notes.

IHS INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Class A Common Stock		Additional Paid-In Capital			Accumulated Other Comprehensive Loss
	Shares Outstanding	Amount		Treasury Stock	Retained Earnings		Total
Balance at November 30, 2014 (Audited)	68,372	$694	$956,381	$(105,873)	$1,415,069	$(106,725)	$2,159,546
Stock-based award activity	426	6	(8,020)	1,995	—	—	(6,019)
Excess tax benefit on vested shares	—	—	5,128	—	—	—	5,128
Repurchases of common stock	—	—	—	(17,541)	—	—	(17,541)
Net income	—	—	—	—	39,520	—	39,520
Other comprehensive loss	—	—	—	—	—	(37,883)	(37,883)
Balance at February 28, 2015	68,798	$700	$953,489	$(121,419)	$1,454,589	$(144,608)	$2,142,751
See accompanying notes.

IHS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of IHS Inc. (IHS, we, us, or our) have been prepared on substantially the same basis as our annual consolidated financial statements and should be read in conjunction with our annual report on Form 10-K for the year ended November 30, 2014. In our opinion, these condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented, and such adjustments are of a normal, recurring nature.

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The ASU is intended to reduce the frequency of disposals reported as discontinued operations by focusing on strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The standard will be effective for us in the first quarter of our fiscal year 2016, although early adoption is permitted. We do not expect that the adoption of this ASU will have a significant impact on our consolidated financial statements other than changing the classification criteria and related disclosures for any potential future disposals.

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

During the three months ended February 28, 2015, we completed the following acquisitions, none of which were material either individually or in the aggregate:

JOC Group Inc. (JOC Group). On December 9, 2014, we acquired JOC Group, a leading global supplier of U.S. seaborne trade intelligence. We acquired JOC Group in support of our strategy to build integrated workflow solutions that target critical industry and government needs relating to global trade.

Infonetics Research, Inc. (Infonetics). On December 15, 2014, we acquired Infonetics, a global leader in communications technology market intelligence. We acquired Infonetics in order to provide our customers with a global, end-to-end view of the information and communications technology supply chain.

Rushmore Associates Limited (Rushmore Reviews). On February 3, 2015, we acquired Rushmore Reviews, a leading service provider for drilling and completions solutions in the oil and gas industry. We acquired Rushmore Reviews in order to complement our existing set of well information assets and expand them globally.

The aggregate purchase price for these acquisitions was approximately $169 million, net of cash acquired. We have preliminarily allocated $59 million of the purchase price to amortizing intangible assets and $129 million to goodwill.

3.	Intangible Assets

The following table presents details of our intangible assets, other than goodwill, as of February 28, 2015 and November 30, 2014 (in thousands):

	As of February 28, 2015			As of November 30, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Information databases	$627,501	$(224,207)	$403,294	$607,655	$(210,105)	$397,550
Customer relationships	548,349	(125,353)	422,996	511,680	(116,138)	395,542
Developed computer software	135,556	(66,168)	69,388	138,940	(63,561)	75,379
Trademarks	165,870	(26,181)	139,689	163,739	(22,937)	140,802
Other	22,063	(9,287)	12,776	29,579	(8,844)	20,735
Total	$1,499,339	$(451,196)	$1,048,143	$1,451,593	$(421,585)	$1,030,008
Intangible assets not subject to amortization:
Trademarks	59,166	—	59,166	61,101	—	61,101
Total intangible assets	$1,558,505	$(451,196)	$1,107,309	$1,512,694	$(421,585)	$1,091,109

Intangible assets amortization expense was $35.0 million for the three months ended February 28, 2015, as compared to $33.8 million for the three months ended February 28, 2014. The following table presents the estimated future amortization expense related to intangible assets held as of February 28, 2015 (in thousands):

Year	Amount
Remainder of 2015	$103,431
2016	$128,804
2017	$114,631
2018	$100,526
2019	$91,688
Thereafter	$509,063
Goodwill, gross intangible assets, and net intangible assets were all subject to foreign currency translation effects. Changes in our goodwill and gross intangible assets from November 30, 2014 to February 28, 2015 were primarily the result of recent acquisitions, net of foreign currency effects. The change in net intangible assets was primarily due to current year amortization, partially offset by the acquisitions made in the first quarter of 2015.

4.	Debt

The following table summarizes total indebtedness as of February 28, 2015 and November 30, 2014 (in thousands):

	February 28, 2015	November 30, 2014
2013 term loan	$691,250	$700,000
2014 revolving facility	525,000	385,000
5% senior notes due 2022	750,000	750,000
Capital leases	6,834	7,355
Total debt	$1,973,084	$1,842,355
Current portion	(35,987)	(36,257)
Total long-term debt	$1,937,097	$1,806,098

2013 term loan. In October 2014, we amended and restated our $700 million senior unsecured amortizing term loan agreement originally entered into in the third quarter of 2013 (2013 term loan). The 2013 term loan has a maturity date of October 2019. The interest rates for borrowings under the 2013 term loan are the applicable LIBOR plus a spread of 1.00 percent to 1.75 percent, depending upon our Leverage Ratio, which is defined as the ratio of Consolidated Funded Indebtedness to rolling four-quarter Consolidated Earnings Before Interest Expense, Taxes, Depreciation and Amortization (EBITDA), as such terms are defined in the term loan agreement.

2014 revolving facility. In October 2014, we entered into a $1.3 billion senior unsecured revolving credit agreement (2014 revolving facility). Commitments of $500 million are available for borrowing by certain of our foreign subsidiaries and $50 million is available for letters of credit. Subject to certain conditions, the 2014 revolving facility may be expanded by up to an aggregate of $500 million in additional commitments. Borrowings under the 2014 revolving facility mature in October 2019 and bear interest at the same rates and spreads as the 2013 term loan. A commitment fee on any unused balance is payable periodically and ranges from 0.13 percent to 0.30 percent based upon our Leverage Ratio. The 2014 revolving facility contains certain financial and other covenants, including a maximum Leverage Ratio and a minimum Interest Coverage Ratio, as such terms are defined in the 2014 revolving facility.

We had approximately $1.8 million of outstanding letters of credit under the 2014 revolving facility as of February 28, 2015, which reduces the available borrowing under the 2014 revolving facility by an equivalent amount.

The 2013 term loan and 2014 revolving facility agreements allow for leverage up to 3.5x, with the ability to temporarily increase that leverage to 3.75x for two quarters.

5% senior notes due 2022 (5% Notes). In October 2014, we issued $750 million aggregate principal amount of senior unsecured notes due 2022 in an offering not subject to the registration requirements of the Securities Act of 1933, as amended (the Securities Act). The 5% Notes bear interest at a fixed rate of 5.000 percent and mature on November 1, 2022. Interest on the 5% Notes is due semiannually on May 1 and November 1 of each year, commencing May 1, 2015. We may redeem the 5% Notes in whole or in part at a redemption price equal to 100% of the principal amount of the notes plus the Applicable Premium, as defined in the indenture governing the 5% Notes. Additionally, at the option of the holders of the notes, we may be required to purchase all or a portion of the notes upon occurrence of a Change of Control Triggering Event as defined in the indenture, at a price equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. The indenture contains covenants that limit our ability to, among other things, incur or create liens and enter into sale and leaseback transactions. In addition, the indenture contains a covenant that limits our ability to consolidate or merge with another entity or to sell all or substantially all of our assets to another entity. The indenture contains customary default provisions.

In connection with the issuance of the 5% Notes, we also entered into a registration rights agreement pursuant to which we agreed to conduct a registered exchange offer for the 5% Notes within 365 days of their issuance or, under certain circumstances, to file and cause to become effective a shelf registration statement providing for the resale of the 5% Notes. If we fail to comply with certain obligations under the registration rights agreement, we will be required to pay liquidated damages in the form of additional interest to holders of the 5% Notes.

As of February 28, 2015, we were in compliance with all of our debt covenants. We have classified short-term debt based on principal maturities and expected cash availability over the next 12 months. As of February 28, 2015, we had approximately $525 million of outstanding borrowings under the 2014 revolving facility at a current annual interest rate of 1.67 percent and approximately $691 million of outstanding borrowings under the 2013 term loan at a current weighted average annual interest rate of 1.92 percent, including the effect of the interest rate swaps described in Note 5.

The carrying value of our debt instruments other than our 5% Notes approximate their fair value because of the variable interest rates associated with those instruments. The fair value of the 5% Notes as of February 28, 2015 was approximately $769 million, and was measured using observable inputs in markets that are not active; consequently, we have classified the 5% Notes within Level 2 of the fair value hierarchy.

5.	Derivatives

Our business is exposed to various market risks, including interest rate and foreign currency risks. We utilize derivative instruments to help us manage these risks. We do not hold or issue derivatives for speculative purposes.

Interest Rate Swaps

To mitigate interest rate exposure on our outstanding floating rate debt, we utilize the following types of derivative instruments:

•
Interest rate derivative contracts that effectively swap $100 million of floating rate debt at a 1.80 percent weighted-average fixed interest rate, plus the applicable spread on our floating rate debt. We entered into these swap contracts in 2011, and both contracts expire in July 2015.

•
Forward-starting interest rate derivative contracts that effectively swap $400 million of floating rate debt at a 2.86 percent weighted-average fixed interest rate, plus the applicable spread on our floating rate debt. We entered into these swap contracts in November 2013 and January 2014. The contracts take effect between May 2015 and November 2015, with respective expiration dates between May 2020 and November 2020.

Because the terms of these swaps and the variable rate debt (as amended or extended over time) coincide, we do not expect any ineffectiveness. We have designated and accounted for these instruments as cash flow hedges, with changes in fair value being deferred in accumulated other comprehensive income/loss (AOCI) in our consolidated balance sheets.

Foreign Currency Forwards

To mitigate foreign currency exposure, we utilize the following derivative instruments:

•
Foreign currency forward contracts that hedge the foreign currency exposure on Euro-denominated receipts in our U.S. Dollar functional entities. We utilize a rolling hedging program to mitigate a portion of this exposure. Because the critical terms of the forward contracts and the forecasted cash flows coincide, we do not expect any ineffectiveness associated with these contracts. We have designated and accounted for these derivatives as cash flow hedges, with changes in fair value being deferred in AOCI in our consolidated balance sheets. The notional amount of outstanding foreign currency forwards under these agreements as of February 28, 2015 and November 30, 2014 was approximately $6.9 million and $11.0 million, respectively.

•
Short-term foreign currency forward contracts that manage market risks associated with fluctuations in balances that are denominated in currencies other than the local functional currency. We account for these forward contracts at fair value and recognize the associated realized and unrealized gains and losses in other expense (income), net, since we have not designated these contracts as hedges for accounting purposes. The following table summarizes the notional amounts of these outstanding foreign currency forward contracts as of February 28, 2015 and November 30, 2014 (in thousands):

	February 28, 2015		November 30, 2014
Notional amount of currency pair:
Contracts to buy USD with CAD		$47,879		$51,194
Contracts to buy CAD with GBP	C$	79,000	C$	50,000
Contracts to buy USD with EUR		$13,658		$12,517
Contracts to buy CHF with USD	CHF	13,000	CHF	9,000
Contracts to buy GBP with EUR		£5,158		£4,774
Contracts to buy USD with GBP		$49,000		$48,000
Contracts to buy USD with JPY		$8,418		$8,778
Contracts to buy USD with KRW		$9,858		$10,000

Fair Value of Derivatives

Since our derivative instruments are not listed on an exchange, we have evaluated fair value by reference to similar transactions in active markets; consequently, we have classified all of our derivative instruments within Level 2 of the fair value measurement hierarchy. The following table shows the classification, location, and fair value of our derivative instruments as of February 28, 2015 and November 30, 2014 (in thousands):

	Fair Value of Derivative Instruments		Location on consolidated balance sheets
	February 28, 2015	November 30, 2014
Assets:
Derivatives designated as accounting hedges:
Foreign currency forwards	$1,248	$987	Other current assets
Derivatives not designated as accounting hedges:
Foreign currency forwards	388	1,005	Other current assets
Total	$1,636	$1,992

Liabilities:
Derivatives designated as accounting hedges:
Interest rate swaps	$19,269	$16,662	Other accrued expenses and other liabilities
Derivatives not designated as accounting hedges:
Foreign currency forwards	369	475	Other accrued expenses
Total	$19,638	$17,137

The net (gain) loss on foreign currency forwards that are not designated as hedging instruments for the three months ended February 28, 2015 and 2014, respectively, was as follows (in thousands):

	Amount of (gain) loss recognized in the consolidated statements of operations
	Three months ended February 28,		Location on consolidated statements of operations
	2015	2014
Foreign currency forwards	$(563)	$(2,205)	Other expense (income), net

The following table provides information about the cumulative amount of unrecognized hedge losses recorded in AOCI, net of tax, as of February 28, 2015 and 2014, respectively, as well as the activity on our cash flow hedging instruments for the three months ended February 28, 2015 and 2014, respectively (in thousands):

	Three months ended February 28,
	2015	2014
Beginning balance	$(9,482)	$(2,199)
Amount of gain (loss) recognized in AOCI on derivative:
Interest rate swaps	(1,805)	(2,487)
Foreign currency forwards	512	(291)
Amount of loss (gain) reclassified from AOCI into income:
Interest rate swaps (1)	228	235
Foreign currency forwards (1)	(354)	68
Ending balance	$(10,901)	$(4,674)

(1) Pre-tax amounts reclassified from AOCI into income related to interest rate swaps are recorded in interest expense, and pre-tax amounts reclassified from AOCI into income related to foreign currency forwards are recorded in revenue.

The unrecognized gains relating to the foreign currency forwards are expected to be reclassified into revenue within the next 12 months, and approximately $4.7 million of the $19.3 million unrecognized losses relating to the interest rate swaps are expected to be reclassified into interest expense within the next 12 months.

6.	Restructuring Charges

During the three months ended February 28, 2015, we eliminated 157 positions as part of a resource refinement and alignment across most of our business functions, and we incurred additional direct and incremental costs related to further consolidation of our legacy data centers. We expect to continue to incur costs related to these and other similar activities in future periods, resulting in additional restructuring charges.

During the three months ended February 28, 2015, we recorded approximately $14.3 million of restructuring charges for these activities. Of these charges, approximately $9.4 million was recorded in the Americas segment, $4.0 million was recorded in the EMEA segment, and $0.9 million was recorded in the APAC segment.

The following table provides a reconciliation of the restructuring liability as of February 28, 2015 (in thousands):

	Employee Severance and Other Termination Benefits	Contract Termination Costs	Other	Total
Balance at November 30, 2014	$2,967	$17	$140	$3,124
Add: Restructuring costs incurred	13,909	—	487	14,396
Revision to prior estimates	(112)	—	—	(112)
Less: Amount paid	(6,725)	—	(487)	(7,212)
Balance at February 28, 2015	$10,039	$17	$140	$10,196

As of February 28, 2015, approximately $5.7 million of the remaining restructuring liability was in the Americas segment, approximately $4.0 million was in the EMEA segment, and approximately $0.6 million was in the APAC segment. The entire $10.2 million restructuring liability is expected to be paid within the next 12 months.

7.	Acquisition-related Costs

During the three months ended February 28, 2015, we recorded approximately $0.2 million of direct and incremental costs associated with acquisition-related activities, primarily lease abandonments, all of which was recorded in the Americas segment.

The following table provides a reconciliation of the acquisition-related costs accrued liability as of February 28, 2015 (in thousands):

	Employee Severance and Other Termination Benefits	Contract Termination Costs	Other	Total
Balance at November 30, 2014	$586	$115	$417	$1,118
Add: Costs incurred	—	166	26	192
Revision to prior estimates	2	17	(35)	(16)
Less: Amount paid	(214)	(61)	(285)	(560)
Balance at February 28, 2015	$374	$237	$123	$734

As of February 28, 2015, the remaining acquisition-related costs accrued liability was all in the Americas segment. We expect that the remaining liability will be substantially paid within the next 12 months.

8.	Pensions and Postretirement Benefits

Our net periodic pension expense for the three months ended February 28, 2015 and 2014 was comprised of the following (in thousands):

	Three months ended February 28,
	2015	2014
Service costs incurred	$495	$3,045
Interest costs on projected benefit obligation	2,077	2,101
Expected return on plan assets	(2,177)	(2,090)
Amortization of prior service credit	—	(338)
Amortization of transitional obligation	—	11
Net periodic pension expense	$395	$2,729
Our net periodic postretirement expense was comprised of the following for the three months ended February 28, 2015 and 2014 (in thousands):

	Three months ended February 28,
	2015	2014
Service costs incurred	$4	$4
Interest costs	97	103
Net periodic postretirement expense	$101	$107

9.	Stock-based Compensation

Stock-based compensation expense for the three months ended February 28, 2015 and 2014 was as follows (in thousands):

	Three months ended February 28,
	2015	2014
Cost of revenue	$1,414	$1,860
Selling, general and administrative	32,076	42,104
Total stock-based compensation expense	$33,490	$43,964
Total income tax benefits recognized for stock-based compensation arrangements were as follows (in thousands):

	Three months ended February 28,
	2015	2014
Income tax benefits	$10,743	$15,062

No stock-based compensation cost was capitalized during the three months ended February 28, 2015 and 2014.
As of February 28, 2015, there was $179.4 million of unrecognized stock-based compensation cost, adjusted for estimated forfeitures, related to unvested stock-based awards that will be recognized over a weighted-average period of approximately 1.9 years. Total unrecognized stock-based compensation cost will be adjusted for future changes in estimated forfeitures and changes in estimated achievement of performance goals.
Restricted Stock Units (RSUs). The following table summarizes RSU activity during the three months ended February 28, 2015:

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands)
Balance at November 30, 2014	2,518	$102.24
Granted	895	$115.17
Vested	(890)	$97.67
Forfeited	(53)	$112.04
Balance at February 28, 2015	2,470	$108.36
The total fair value of RSUs that vested during the three months ended February 28, 2015 was $101.6 million.

10.	Income Taxes

Our effective tax rate is estimated based upon the effective tax rate expected to be applicable for the full year.
Our effective tax rate for the three months ended February 28, 2015 was 18.7 percent, compared to 20.3 percent for the same periods of 2014, due to the benefit of certain discrete items.

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

On April 23, 2013 (prior to our acquisition of R.L. Polk & Co.), our CARFAX subsidiary (CARFAX) was served with a complaint filed in the U.S. District Court for the Southern District of New York, purportedly on behalf of certain auto and light truck dealers. The complaint alleges, among other things that, in violation of antitrust laws, CARFAX entered into exclusive arrangements regarding the sale of CARFAX vehicle history reports with certain auto manufacturers and owners of two websites providing classified listings of used autos and light trucks. The complaint seeks three times the actual damages that a jury finds the plaintiffs have sustained, injunctive relief, costs and attorneys’ fees. On October 25, 2013, the plaintiffs served a second amended complaint with similar allegations purporting to name approximately 469 auto dealers as plaintiffs and counsel for plaintiffs have indicated that there may be additional claimants. There are significant legal and factual issues to be determined. We believe, however, that the probability that the outcome of the litigation will have a material adverse effect on our results of operations or financial condition is remote.

12.	Common Stock and Earnings per Share
Weighted-average shares of Class A common stock outstanding for the three months ended February 28, 2015 and 2014 were calculated as follows (in thousands):

	Three months ended February 28,
	2015	2014
Weighted-average shares outstanding:
Shares used in basic EPS calculation	68,701	67,809
Effect of dilutive securities:
Restricted stock units	602	884
Shares used in diluted EPS calculation	69,303	68,693

Share Repurchase Programs
In January 2015, our board of directors authorized us to repurchase up to $100 million of our Class A common stock in open market purchases or through privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the Exchange Act), subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate IHS to repurchase any set dollar amount or number of shares and is scheduled to expire on November 30, 2015, but may be suspended at any time at our discretion. All of our previously announced share repurchase programs have been terminated. During the first quarter of 2015, we repurchased 151,303 shares for a total of approximately $17.5 million, at an average price of approximately $115.92 per share.

13.	Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in AOCI by component (net of tax) for the three months ended February 28, 2015 (in thousands):

	Foreign currency translation	Net pension and OPEB liability	Unrealized losses on hedging activities	Total
Balance at November 30, 2014	$(83,634)	$(13,609)	$(9,482)	$(106,725)
Other comprehensive loss before reclassifications	(36,464)	—	(1,293)	(37,757)
Reclassifications from AOCI to income	—	—	(126)	(126)
Balance at February 28, 2015	$(120,098)	$(13,609)	$(10,901)	$(144,608)

14.	Segment Information

We prepare our financial reports and analyze our business results within our three reportable geographic segments: Americas, EMEA, and APAC. We evaluate segment performance primarily at the revenue and operating profit level for each of these three segments. We also evaluate revenues by transaction type and product category.
Information about the operations of our three segments is set forth below. No single customer accounted for 10% or more of our total revenue for the three months ended February 28, 2015 and 2014. There are no material inter-segment revenues for any period presented. Certain corporate transactions are not allocated to the reportable segments, including such items as stock-based compensation expense, net periodic pension and postretirement expense, corporate-level impairments, and gain (loss) on sale of corporate assets.

	Americas	EMEA	APAC	Shared Services	Consolidated Total
	(In thousands)
Three months ended February 28, 2015
Revenue	$366,081	$127,047	$53,133	$—	$546,261
Operating income	$73,341	$25,173	$10,854	$(43,942)	$65,426
Depreciation and amortization	$46,094	$6,277	$1,599	$1,949	$55,919
Three months ended February 28, 2014
Revenue	$350,420	$126,861	$47,177	$—	$524,458
Operating income	$77,610	$24,595	$10,062	$(56,613)	$55,654
Depreciation and amortization	$41,173	$5,791	$613	$2,060	$49,637
Revenue by transaction type was as follows (in thousands):

	Three months ended February 28,
	2015	2014
Subscription revenue	$447,807	$417,374
Non-subscription revenue	98,454	107,084
Total revenue	$546,261	$524,458
Revenue by product category was as follows (in thousands):

	Three months ended February 28,
	2015	2014
Resources revenue	$217,569	$217,494
Industrials revenue	196,590	171,723
Horizontal products revenue	132,102	135,241
Total revenue	$546,261	$524,458

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis is intended to help the reader understand the financial condition and results of operations of IHS Inc. (IHS, we, us, or our). The following discussion should be read in conjunction with our annual report on Form 10-K for the year ended November 30, 2014 and the Condensed Consolidated Financial Statements and accompanying notes included in this quarterly report on Form 10-Q.

Executive Summary

Business Overview

We are a leading source of information, insight and analytics in critical areas that shape today's business landscape. Businesses and governments in more than 150 countries around the globe rely on our comprehensive content, expert independent analysis, and flexible delivery methods. Our aim is to embed our solutions within the entire spectrum of our customers’ organization, enabling executive-level capital deployment strategies and following decision-making activities throughout their organizations to front-line employees tasked with managing their company’s complex core daily operations. We have been in business since 1959 and became a publicly traded company on the New York Stock Exchange in 2005. Headquartered in Englewood, Colorado, USA, we are committed to sustainable, profitable growth and employ approximately 8,800 people in 32 countries around the world.

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

Subscriptions represented approximately 82 percent of our total revenue in the first quarter of 2015. Our subscription agreements are typically annual and non-cancellable for the term of the subscription and may contain provisions for minimum monthly payments. For subscription revenue, the timing of our cash flows generally precedes the recognition of revenue and income, and therefore, we typically have good revenue visibility.

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

In 2015, we continue to focus on our key strategic priorities:

•
Operational excellence. Operational excellence encompasses our efforts to continuously improve our internal systems and processes to help us become more efficient, as well as allow us to capture new growth and expand margins as we strive to fully leverage a common global infrastructure.

•
Commercial expansion. We expect to continue our pace of new and integrated product platform releases and offerings, and we are on track with the development and release of product platforms across the various workflows we service. We also continue to target high potential and new opportunity accounts through our sales initiatives.

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

We also now measure and report revenue by product category, which helps us understand performance based on our capabilities within key vertical industries and horizontal workflows.

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

EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA are used by many of our investors, research analysts, investment bankers, and lenders to assess our operating performance. For example, a measure similar to Adjusted EBITDA is required by the lenders under our 2013 term loan and 2014 revolving facility. We define EBITDA as net income plus or minus net interest, plus provision for income taxes, depreciation, and amortization. Our definition of Adjusted EBITDA further excludes primarily non-cash items and other items that we do not consider to be useful in assessing our operating performance (e.g., stock-based compensation expense, restructuring charges, acquisition-related costs, asset impairment charges, gain or loss on sale of assets, gain or loss on debt extinguishment, pension mark-to-market and settlement expense, and income or loss from discontinued operations).

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

Results of Operations

Total Revenue

First quarter 2015 revenue increased 4 percent compared to the first quarter of 2014. The table below displays the percentage change in revenue due to organic, acquisitive, and foreign currency factors when comparing the three months ended February 28, 2015 to the three months ended February 28, 2014.

	Change in Total Revenue
(All amounts represent percentage points)	Organic	Acquisitive	Foreign Currency
First quarter 2015 vs. first quarter 2014	2%	3%	(2)%

Organic growth for the three months ended February 28, 2015, compared to the same period of 2014, was primarily attributable to organic subscription growth of 7 percent, partially offset by organic non-subscription growth of negative 14 percent. Organic subscription growth was stable across the business and benefited from continued strength in our Industrials product category. Non-subscription organic revenue results were adversely impacted by lower software, consulting, and services revenue, mostly in our Resources product category.

Acquisitive revenue growth for the three months ended February 28, 2015, compared to the same period of 2014, was due to acquisitions we made in the last 12 months, including the following:

•Global Trade Information Services and PCI Acrylonitrile in the third quarter of 2014;
•DisplaySearch, Solarbuzz, and PacWest Consulting Partners in the fourth quarter of 2014; and
•JOC Group, Infonetics, and Rushmore Reviews in the first quarter of 2015.

Foreign currency had a larger-than-expected adverse effect on our year-over-year revenue growth as the U.S. dollar strengthened measurably against foreign currencies. We continue to see further negative foreign currency impacts as we enter the second quarter of 2015.

Revenue by Segment

	Three months ended February 28,		Percentage Change
(In thousands, except percentages)	2015	2014
Revenue:
Americas	$366,081	$350,420	4%
EMEA	127,047	126,861	—%
APAC	53,133	47,177	13%
Total revenue	$546,261	$524,458	4%

As a percent of total revenue:
Americas	67%	67%
EMEA	23%	24%
APAC	10%	9%

The percentage change in each geography segment is due to the factors described in the following table.

	Increase (decrease) in revenue
	First quarter 2015 vs. first quarter 2014
(All amounts represent percentage points)	Organic	Acquisitive	Foreign Currency
Americas	2%	3%	(1)%
EMEA	2%	2%	(3)%
APAC	7%	8%	(2)%

Americas revenue for the three months ended February 28, 2015, compared to the same period of 2014, experienced steady organic subscription growth at 7 percent, benefiting primarily from strong Industrials performance. Non-subscription organic growth was negative 17 percent, and was adversely impacted by lower software, consulting, and services revenue, primarily in our Resources product category.

EMEA revenue for the three months ended February 28, 2015, compared to the same period of 2014, experienced organic subscription growth at 4 percent. Non-subscription organic growth was negative 9 percent, and was adversely impacted by lower software and consulting revenue in our Resources product category.

APAC revenue for the three months ended February 28, 2015, compared to the same period of 2014, experienced organic subscription growth at 10 percent. Non-subscription organic growth was negative 5 percent, and was adversely impacted by lower software and consulting revenue in our Resources product category.

Revenue by Transaction Type

	Three months ended February 28,		Percent change
(in thousands, except percentages)	2015	2014	Total	Organic
Subscription revenue	$447,807	$417,374	7%	7%
Non-subscription revenue	98,454	107,084	(8)%	(14)%
Total revenue	$546,261	$524,458	4%	2%

As a percent of total revenue:
Subscription	82%	80%
Non-subscription	18%	20%

Subscription revenue grew at 7 percent organically for the three months ended February 28, 2015, compared to the same period of 2014, with Resources and Industrials subscription offerings providing the largest contribution to the growth. However, our energy subscription base was down slightly in the first quarter of 2015 due to lower bookings. We expect that this decline will result in lower energy subscription organic growth throughout 2015.

Non-subscription revenue decreased 14 percent organically for the three months ended February 28, 2015, compared to the same period of 2014, due to lower software, consulting, and services revenue, primarily in our Resources product category.

Revenue by Product Category

	Three months ended February 28,		Percent change
(in thousands, except percentages)	2015	2014	Total	Organic
Resources revenue	$217,569	$217,494	—%	—%
Industrials revenue	196,590	171,723	14%	7%
Horizontal products revenue	132,102	135,241	(2)%	—%
Total revenue	$546,261	$524,458	4%	2%

As a percent of total revenue:
Resources	40%	41%
Industrials	36%	33%
Horizontal products	24%	26%

Total Resources revenue growth was flat for the three months ended February 28, 2015, compared to the same period of 2014, and included organic subscription growth at 6 percent. Non-subscription organic growth was negative 28 percent, and was adversely impacted by lower energy software, consulting, and services revenue.

Total Industrials revenue growth was 14 percent for the three months ended February 28, 2015, compared to the same period of 2014, and included organic subscription growth at 8 percent, benefiting from strong performance in our automotive product offerings. Non-subscription organic growth was flat.

Total Horizontal Products revenue growth was negative 2 percent for the three months ended February 28, 2015, compared to the same period of 2014, and included organic subscription growth at 4 percent. Non-subscription organic growth was negative 15 percent, and was adversely impacted by lower operational excellence and risk management (OE&RM) services revenue from a service delivery pause in several large energy accounts.

Operating Expenses

The following table shows our operating expenses and the associated percentages of revenue.

	Three months ended February 28,		Percentage Change
(In thousands, except percentages)	2015	2014
Operating expenses:
Cost of revenue	$214,946	$212,925	1%
SG&A expense	$195,938	$197,716	(1)%
Depreciation and amortization expense	$55,919	$49,637	13%

As a percent of revenue:
Cost of revenue	39%	41%
SG&A expense	36%	38%
Depreciation and amortization expense	10%	9%

Supplemental information:
SG&A expense, excluding stock-based compensation	$163,862	$155,612	5%
As a percent of revenue	30%	30%

Cost of Revenue

For the three months ended February 28, 2015, cost of revenue was slightly down as a percentage of revenue, compared to the same period in the prior year, reflecting operating efficiencies associated with our scaled infrastructure, as well as tight cost management across all areas. We continue to invest in areas such as our automotive offerings, energy asset valuation offerings, and selected sales investments to drive future growth in the business.

Selling, General and Administrative (SG&A) Expense

We evaluate our SG&A expense after excluding stock-based compensation expense. For the three months ended February 28, 2015, compared to the same period of 2014, SG&A expense as a percentage of revenue was largely unchanged.

For the three months ended February 28, 2015, compared to the same period of 2014, stock-based compensation expense decreased from $44.0 million to $33.5 million, primarily due to the timing of true-up changes in the number of shares expected to vest for performance-based awards in 2014, as well as forfeitures in the first quarter of 2015 related to restructuring activities. Please refer to Note 9 to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q for a discussion of stock-based compensation.

Depreciation and Amortization Expense

For the three months ended February 28, 2015, compared to the same period of 2014, depreciation and amortization expense increased in amount and as a percentage of revenue. The increased expense was primarily due to an increase in depreciable and amortizable assets from capital expenditures and acquisitions.

Restructuring

Please refer to Note 6 to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q for a discussion of our restructuring activities. During the three months ended February 28, 2015, we incurred approximately $14.3 million of restructuring charges, primarily for severance related to resource refinement and alignment across most of our business functions, as well as approximately $0.5 million of other restructuring costs related to further consolidation of our legacy data centers.

During the three months ended February 28, 2015, we eliminated 157 positions related to these activities. We expect to continue to incur costs related to similar activities in future periods, resulting in additional restructuring charges.

Acquisition-related Costs

Please refer to Note 7 to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q for a discussion of costs associated with our integration and other acquisition-related activities. During the three months ended February 28, 2015, we recorded approximately $0.2 million of direct and incremental costs associated with acquisition-related activities, primarily lease abandonments.

Pension and Postretirement Expense

For the three months ended February 28, 2015, compared to the same period of 2014, net periodic pension and postretirement expense decreased from $2.8 million to $0.5 million, primarily as a result of the pension freeze we implemented on our U.S. Retirement Income Plan (U.S. RIP) and Supplemental Income Plan (SIP) in July 2014. As a result of the pension freeze, we no longer have any expense related to participant service accruals, but continue to incur pension and postretirement expense related to plan administration, interest costs, and regulatory fees.

Our pension expense and associated pension liability as calculated under GAAP requires the use of assumptions about the estimated long-term rate of return on plan assets and the discount rate. Our pension investment strategy is designed to align the majority of our pension assets with the underlying pension liability and minimize volatility caused by changes in asset returns and discount rates. Our pension expense estimates are updated to reflect actual experience through the remeasurement process in the fourth quarter, or sooner if earlier remeasurements are required. For the three months ended February 28, 2015, we used a 4.7 percent expected long-term rate of return on plan assets and a 4.2 percent discount rate for the U.S. RIP; the actual return on plan assets during that period was 3.8 percent. We anticipate that the difference between actual return on plan assets and expected return on plan assets will be largely mitigated by the offsetting change in the pension liability resulting from movements in the discount rate.

Operating Income by Segment (geography)

	Three months ended February 28,		Percentage Change
(In thousands, except percentages)	2015	2014
Operating income:
Americas	$73,341	$77,610	(6)%
EMEA	25,173	24,595	2%
APAC	10,854	10,062	8%
Shared services	(43,942)	(56,613)
Total operating income	$65,426	$55,654	18%

As a percent of segment revenue:
Americas	20%	22%
EMEA	20%	19%
APAC	20%	21%

For the three months ended February 28, 2015, compared to the same period of 2014, operating income as a percentage of revenue for the Americas segment was negatively impacted by severance expense associated with restructuring activities. For the three months ended February 28, 2015, compared to the same period of 2014, the EMEA segment operating income increased primarily as a result of lower bad debt expense, partially offset by increased restructuring expense. For the three months ended February 28, 2015, compared to the same period of 2014, the APAC segment operating income as a percentage of revenue declined primarily because of increased depreciation associated with capital expenditures.

Provision for Income Taxes
Our effective tax rate for the three months ended February 28, 2015 was 18.7 percent, compared to 20.3 percent for the same period of 2014, due to the benefit of certain discrete items.

EBITDA and Adjusted EBITDA (non-GAAP measures)

The following table provides reconciliations of our net income to EBITDA and Adjusted EBITDA for the three months ended February 28, 2015 and 2014.

	Three months ended February 28,		Percentage Change
(In thousands, except percentages)	2015	2014
Net income	$39,520	$32,422	22%
Interest income	(160)	(251)
Interest expense	16,994	15,245
Provision for income taxes	9,072	8,238
Depreciation	20,913	15,790
Amortization	35,006	33,847
EBITDA	$121,345	$105,291	15%
Stock-based compensation expense	33,490	43,964
Restructuring charges	14,284	3,175
Acquisition-related costs	176	940
Loss on sale of assets	—	2,805
Adjusted EBITDA	$169,295	$156,175	8%
Adjusted EBITDA as a percentage of revenue	31.0%	29.8%

Our Adjusted EBITDA for the three months ended February 28, 2015, compared to the same period of 2014, increased primarily because of our continued focus on realization of operating efficiencies and cost containment.

Financial Condition

(In thousands, except percentages)	As of February 28, 2015	As of November 30, 2014	Dollar change	Percent change
Accounts receivable, net	$439,180	$421,374	$17,806	4%
Accrued compensation	$56,468	$101,875	$(45,407)	(45)%
Deferred revenue	$737,039	$596,187	$140,852	24%

The increase in accounts receivable was primarily due to the fact that we typically have the highest level of subscription renewals in our first and fourth quarters, and this trend has continued in 2015, aided in part by our continued emphasis on cash collections. The change in accrued compensation was primarily due to the 2014 bonus payout made in the first quarter of 2015. The increase in deferred revenue was primarily due to acquisitive and organic growth, partially offset by adverse foreign currency effects.

Liquidity and Capital Resources

As of February 28, 2015, we had cash and cash equivalents of $210 million, of which approximately $166 million was held by our foreign subsidiaries. Cash held by our foreign subsidiaries could be subject to U.S. federal income tax if we decided to repatriate any of that cash to the U.S.; however, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not indicate a need to repatriate cash to fund our operations in jurisdictions outside of where they are held. We also had approximately $1.97 billion of debt as of February 28, 2015. Due to our recent refinancing, a larger portion of our debt is now carried at a fixed interest rate, which has resulted in a higher average interest rate for overall debt and is the primary reason for the increase in interest expense for the three months ended February 28, 2015, compared to the same period of 2014. We expect that our increased debt, coupled with the higher effective interest rate, will result in higher interest expense in the near future. On a trailing twelve-month basis, the ratio of free cash flow to Adjusted EBITDA was approximately 76 percent. Over the longer term, we anticipate that this ratio will be in the mid-60s range, reflecting increased interest expense and an increase in our cash taxes. Because of our cash, debt, and cash flow positions, we believe we will have sufficient liquidity to meet our ongoing working capital and capital expenditure needs.

Our future capital requirements will depend on many factors, including the number and magnitude of future acquisitions, the need for additional facilities or facility improvements, the timing and extent of spending to support product development efforts, information technology infrastructure investments, investments in our internal business applications, and the continued market acceptance of our offerings. We could be required, or could elect, to seek additional funding through public or private equity or debt financings; however, additional funds may not be available on terms acceptable to us. We expect that our capital expenditures for 2015 will be approximately 5 to 6 percent of revenue.

Cash Flows

	Three months ended February 28,
(In thousands, except percentages)	2015	2014	Dollar change	Percent change
Net cash provided by operating activities	$188,038	$153,861	$34,177	22%
Net cash used in investing activities	$(207,543)	$(24,314)	$(183,229)	754%
Net cash provided by (used in) financing activities	$82,585	$(179,168)	$261,753	(146)%

The increase in net cash provided by operating activities was primarily due to continued business performance improvements, including cash collections in 2015. Our subscription-based business model continues to be a cash-flow generator that is aided by positive working capital characteristics that do not generally require substantial working capital increases to support our growth.

The increase in net cash used in investing activities was principally due to the acquisitions of JOC Group, Infonetics, and Rushmore Reviews in the first quarter of 2015.

The increase in net cash provided by (used in) financing activities in 2015 was principally to help finance our first quarter 2015 acquisitions, versus our focus on reducing our debt leverage in 2014.

Free Cash Flow (non-GAAP measure)

The following table reconciles our non-GAAP free cash flow measure to net cash provided by operating activities.

	Three months ended February 28,
(In thousands, except percentages)	2015	2014	Dollar change	Percent change
Net cash provided by operating activities	$188,038	$153,861
Capital expenditures on property and equipment	(38,812)	(24,610)
Free cash flow	$149,226	$129,251	$19,975	15%

Our free cash flow has historically been positive due to the robust cash generation attributes of our business model, and we expect that it will continue to be a significant source of funding for our business strategy of growth through organic and acquisitive means.

Credit Facility and Other Debt

Please refer to Note 4 to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q for a discussion of the current status of our debt arrangements.

Share Repurchase Programs

Please refer to Note 12 to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q and to Part II, Item 2 in this quarterly report on Form 10-Q for a discussion of our share repurchase programs.

Off-Balance Sheet Transactions

We have no off-balance sheet transactions.

Critical Accounting Policies

Our management makes a number of significant estimates, assumptions and judgments in the preparation of our financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our annual report on Form 10-K for fiscal year 2014 for a discussion of the estimates and judgments necessary in our accounting for revenue recognition, business combinations, goodwill and other intangible assets, income taxes, pension and postretirement benefits, and stock-based compensation.

Recent Accounting Pronouncements

Please refer to Note 1 to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q for a discussion of recent accounting pronouncements and their anticipated effect on our business.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our annual report on Form 10-K for fiscal year 2014.

Borrowings under the 2014 revolving facility and 2013 term loan are subject to variable interest rates. We use interest rate swaps in order to fix a portion of our variable rate debt as part of our overall interest rate risk management strategy. As of February 28, 2015, we had approximately $1.216 billion of floating-rate debt at a 1.69 percent weighted-average interest rate, of which $100 million was subject to effective floating-to-fixed interest rate swaps. A hypothetical increase in interest rates of 100 basis points applied to our floating rate indebtedness would increase annual interest expense by approximately $11 million ($12 million without giving effect to any of our interest rate swaps).

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are effective at a reasonable assurance level to ensure that information required to be disclosed in the reports required to be filed or submitted under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors associated with our business previously disclosed in Part I of our annual report on Form 10-K for fiscal year 2014.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides detail about our share repurchases during the three months ended February 28, 2015.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands) (3)
December 1 - December 31, 2014:
Share repurchase programs (1)	—	$—	—	$4,021
Employee transactions (2)	5,059	$116.14	N/A	N/A
January 1 - January 31, 2015:
Share repurchase programs (1)	119,455	$115.42	119,455	$86,212
Employee transactions (2)	196,485	$113.29	N/A	N/A
February 1 - February 28, 2015:
Share repurchase programs (1)	31,848	$117.77	31,848	$82,461
Employee transactions (2)	111,603	$115.43	N/A	N/A
Total share repurchases	464,450	$114.69	151,303

(1) In March 2011, our board of directors authorized the repurchase of up to one million common shares per fiscal year in the open market (the March 2011 Program) and in October 2012, our board of directors authorized the repurchase of common shares with a maximum aggregate value of $100 million (the October 2012 Program). Both of these repurchase programs were terminated in conjunction with the share repurchase program authorized in January 2015 described below.

In January 2015, our board of directors authorized us to repurchase up to $100 million of our Class A common stock (the January 2015 Program). We may repurchase shares in open market purchases or through privately negotiated transactions in compliance with Rule 10b-18 of the Exchange Act, subject to market conditions, applicable legal requirements, and other relevant factors. The repurchase program does not obligate us to repurchase any set dollar amount or number of shares and is scheduled to expire on November 30, 2015, but may be suspended at any time at our discretion.

(2) Amounts represent common shares surrendered by employees in an amount equal to the statutory tax liability associated with the vesting of their equity awards. We then pay the statutory tax on behalf of the employee. Our board of directors approved this program in 2006 in an effort to reduce the dilutive effects of employee equity grants.

(3) For December 2014, amount represents remaining dollar value of common shares that may yet have been purchased under the October 2012 Program. For January and February 2015, amounts represent remaining dollar value of common shares that may yet be purchased under the January 2015 Program.

Item 5.    Other Information

Iran Threat Reduction and Syria Human Rights Act Disclosure

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our affiliates knowingly engaged in certain specified activities during the period covered by the report. Disclosure is generally required even if the transactions or dealings were conducted in compliance with applicable law and regulations. During the third quarter of 2014, we acquired Global Trade Information Services, a Virginia corporation (“GTIS”). GTIS publishes the Global Trade Atlas (the “GTA”), an online trade data system offering global merchandise trade statistics such as import and export data from official sources in more than 65 countries. Included in the GTA is certain trade data sourced from Iran for which GTIS pays an annual fee of approximately $30,000. The procurement of this information is exempt from applicable economic sanctions laws and regulations as a funds transfer related to the exportation or importation of information and informational materials. Sales attributable to this Iranian trade data represented approximately $75,000 in gross revenue for GTIS in the first quarter of 2015 and would have represented approximately 0.01% of our company’s first quarter 2015 consolidated revenues and gross profits. Subject to any changes in the exempt status of such activities, we intend to continue these business activities as permissible under applicable export control and economic sanctions laws and regulations.

Item 6.	Exhibits

(a)	Index of Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description
10.1	Employment Agreement by and between IHS Inc. and Brian Sweeney, dated June 1, 2014

31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act

32	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 2015.

IHS INC.

By:	/s/ Heather Matzke-Hamlin
	Name:	Heather Matzke-Hamlin
	Title:	Senior Vice President and Chief Accounting Officer