Form 10-Q
period 2015-05-31
IHS Inc.
filed 2015-06-24
CIK 1316360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________
FORM 10-Q
  ___________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of May 31, 2015, there were 68,428,175 shares of our Class A Common Stock outstanding.

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

PART I.   FINANCIAL INFORMATION

Item 1.	Financial Statements
IHS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per-share amounts)

	As of	As of
	May 31, 2015	November 30, 2014
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$225,879	$153,156
Accounts receivable, net	365,265	421,374
Income tax receivable	—	2,283
Deferred subscription costs	62,747	51,021
Deferred income taxes	71,288	81,780
Other	70,490	60,973
Total current assets	795,669	770,587
Non-current assets:
Property and equipment, net	316,999	301,419
Intangible assets, net	1,129,553	1,091,109
Goodwill	3,426,282	3,157,324
Other	24,326	27,991
Total non-current assets	4,897,160	4,577,843
Total assets	$5,692,829	$5,348,430
Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$36,001	$36,257
Accounts payable	52,116	52,245
Accrued compensation	60,545	101,875
Accrued royalties	32,327	37,346
Other accrued expenses	118,956	131,147
Income tax payable	7,772	—
Deferred revenue	680,863	596,187
Total current liabilities	988,580	955,057
Long-term debt	2,093,091	1,806,098
Accrued pension and postretirement liability	27,867	29,139
Deferred income taxes	362,285	347,419
Other liabilities	57,852	51,171
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.01 par value per share, 160,000,000 shares authorized, 70,000,939 and 69,391,577 shares issued, and 68,428,175 and 68,372,176 shares outstanding at May 31, 2015 and November 30, 2014, respectively	700	694
Additional paid-in capital	985,796	956,381
Treasury stock, at cost: 1,572,764 and 1,019,401 shares at May 31, 2015 and November 30, 2014, respectively	(173,396)	(105,873)
Retained earnings	1,505,541	1,415,069
Accumulated other comprehensive loss	(155,487)	(106,725)
Total stockholders’ equity	2,163,154	2,159,546
Total liabilities and stockholders’ equity	$5,692,829	$5,348,430
See accompanying notes.

IHS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except for per-share amounts)

	Three months ended May 31,		Six months ended May 31,
	2015	2014	2015	2014
Revenue	$591,407	$568,008	$1,137,668	$1,092,466
Operating expenses:
Cost of revenue	228,903	224,945	443,849	437,870
Selling, general and administrative	210,480	203,644	406,418	401,360
Depreciation and amortization	58,910	49,142	114,829	98,779
Restructuring charges	7,369	860	21,653	4,035
Acquisition-related costs	301	77	477	1,017
Net periodic pension and postretirement expense	497	2,834	993	5,670
Other expense (income), net	2,018	(267)	1,094	1,308
Total operating expenses	508,478	481,235	989,313	950,039
Operating income	82,929	86,773	148,355	142,427
Interest income	180	235	340	486
Interest expense	(17,454)	(14,610)	(34,448)	(29,855)
Non-operating expense, net	(17,274)	(14,375)	(34,108)	(29,369)
Income from continuing operations before income taxes	65,655	72,398	114,247	113,058
Provision for income taxes	(14,703)	(16,906)	(23,775)	(25,144)
Net income	$50,952	$55,492	$90,472	$87,914

Basic earnings per share	$0.74	$0.81	$1.32	$1.29
Weighted average shares used in computing basic earnings per share	68,802	68,216	68,752	68,015

Diluted earnings per share	$0.74	$0.81	$1.31	$1.28
Weighted average shares used in computing diluted earnings per share	69,111	68,697	69,258	68,730

See accompanying notes.

IHS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three months ended May 31,		Six months ended May 31,
	2015	2014	2015	2014
Net income	$50,952	$55,492	$90,472	$87,914
Other comprehensive income (loss), net of tax:
Unrealized loss on hedging activities (1)	(1,535)	(2,289)	(2,954)	(4,764)
Foreign currency translation adjustment	(9,344)	2,872	(45,808)	3,084
Total other comprehensive income (loss)	(10,879)	583	(48,762)	(1,680)
Comprehensive income	$40,073	$56,075	$41,710	$86,234

(1) Net of tax benefit of $1,002; $1,494; $1,929; and $3,109 for the three and six months ended May 31, 2015 and 2014, respectively.

See accompanying notes.

IHS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six months ended May 31,
	2015	2014
Operating activities:
Net income	$90,472	$87,914
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	114,829	98,779
Stock-based compensation expense	67,834	79,996
Impairment of assets	1,243	—
Excess tax benefit from stock-based compensation	(5,193)	(10,327)
Net periodic pension and postretirement expense	993	5,670
Pension and postretirement contributions	(2,285)	(1,650)
Deferred income taxes	(3,944)	28,907
Change in assets and liabilities:
Accounts receivable, net	67,628	38,871
Other current assets	(29,725)	(23,153)
Accounts payable	(7,002)	119
Accrued expenses	(53,476)	(16,666)
Income tax	20,242	(20,656)
Deferred revenue	70,140	105,570
Other liabilities	2,528	1,600
Net cash provided by operating activities	334,284	374,974
Investing activities:
Capital expenditures on property and equipment	(69,038)	(51,036)
Acquisitions of businesses, net of cash acquired	(369,908)	—
Intangible assets acquired	—	(714)
Change in other assets	(339)	2,762
Settlements of forward contracts	2,419	1,309
Net cash used in investing activities	(436,866)	(47,679)
Financing activities:
Proceeds from borrowings	440,000	30,000
Repayment of borrowings	(153,263)	(348,086)
Excess tax benefit from stock-based compensation	5,193	10,327
Repurchases of common stock	(105,247)	(47,429)
Net cash provided by (used in) financing activities	186,683	(355,188)
Foreign exchange impact on cash balance	(11,378)	(9,476)
Net increase (decrease) in cash and cash equivalents	72,723	(37,369)
Cash and cash equivalents at the beginning of the period	153,156	258,367
Cash and cash equivalents at the end of the period	$225,879	$220,998

See accompanying notes.

IHS INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Class A Common Stock		Additional Paid-In Capital			Accumulated Other Comprehensive Loss
	Shares Outstanding	Amount		Treasury Stock	Retained Earnings		Total
Balance at November 30, 2014 (Audited)	68,372	$694	$956,381	$(105,873)	$1,415,069	$(106,725)	$2,159,546
Stock-based award activity	56	6	24,222	23	—	—	24,251
Excess tax benefit on vested shares	—	—	5,193	—	—	—	5,193
Repurchases of common stock	—	—	—	(67,546)	—	—	(67,546)
Net income	—	—	—	—	90,472	—	90,472
Other comprehensive loss	—	—	—	—	—	(48,762)	(48,762)
Balance at May 31, 2015	68,428	$700	$985,796	$(173,396)	$1,505,541	$(155,487)	$2,163,154
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

In May 2014, the FASB issued ASU 2014-09, which establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The ASU allows for the use of either the full or modified retrospective transition method, and the standard will be effective for us in the first quarter of our fiscal year 2018, although the FASB has proposed a one-year deferral of the effective date; early adoption is not permitted. We are currently evaluating the impact of this new standard on our consolidated financial statements, as well as which transition method we intend to use.

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

In April 2015, the FASB issued ASU 2015-03, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The standard will be effective for us in the first quarter of our fiscal 2017, although early adoption is permitted. We expect that the only impact of this ASU on our financial statements will be the change in balance sheet presentation of our debt issuance costs.

In April 2015, the FASB issued ASU 2015-05, which provides guidance about a customer's accounting for fees paid in cloud computing arrangements. If a cloud computing arrangement includes a software license, then the customer should account for the software license element consistent with the acquisition of other software licenses. If the arrangement does not contain a software license, the customer should account for the arrangement as a service contract. The standard will be effective for us in the first quarter of our fiscal year 2017, although early adoption is permitted. We anticipate that we will adopt this standard using the prospective transition method, and do not expect that the adoption of this ASU will have a significant impact on our consolidated financial statements.

2.	Business Combinations

During the six months ended May 31, 2015, we completed the following acquisitions, none of which were material either individually or in the aggregate:

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

Dataium. On March 25, 2015, we acquired Dataium, a U.S.-based company that provides business intelligence and analysis to the automotive industry. We acquired Dataium in order to enhance our automotive offerings with Dataium's compilation and analysis of online automotive shopping behavior and markets.

Root Wireless, Inc. (RootMetrics). On April 17, 2015, we acquired RootMetrics, a recognized leader in mobile network analytics. We acquired RootMetrics in order to strengthen our position in telecommunications analytics and market intelligence, particularly related to the mobile user experience.

The aggregate purchase price for these acquisitions was approximately $370 million, net of cash acquired. We have preliminarily allocated $118 million of the purchase price to amortizing intangible assets and $284 million to goodwill.

3.	Intangible Assets

The following table presents details of our intangible assets, other than goodwill, as of May 31, 2015 and November 30, 2014 (in thousands):

	As of May 31, 2015			As of November 30, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Information databases	$653,992	$(240,159)	$413,833	$607,655	$(210,105)	$397,550
Customer relationships	569,943	(135,482)	434,461	511,680	(116,138)	395,542
Developed computer software	135,727	(70,364)	65,363	138,940	(63,561)	75,379
Trademarks	169,264	(29,865)	139,399	163,739	(22,937)	140,802
Other	28,075	(10,530)	17,545	29,579	(8,844)	20,735
Total	$1,557,001	$(486,400)	$1,070,601	$1,451,593	$(421,585)	$1,030,008
Intangible assets not subject to amortization:
Trademarks	58,952	—	58,952	61,101	—	61,101
Total intangible assets	$1,615,953	$(486,400)	$1,129,553	$1,512,694	$(421,585)	$1,091,109

Intangible assets amortization expense was $36.7 million and $71.7 million for the three and six months ended May 31, 2015, respectively, as compared to $33.1 million and $66.9 million for the three and six months ended May 31, 2014. The following table presents the estimated future amortization expense related to intangible assets held as of May 31, 2015 (in thousands):

Year	Amount
Remainder of 2015	$75,041
2016	$139,626
2017	$125,147
2018	$109,754
2019	$95,841
Thereafter	$525,192
Goodwill, gross intangible assets, and net intangible assets were all subject to foreign currency translation effects. Changes in our goodwill and gross intangible assets from November 30, 2014 to May 31, 2015 were primarily the result of recent acquisitions, net of foreign currency effects. The change in net intangible assets was primarily due to current year amortization, partially offset by the acquisitions made in 2015.

4.	Debt

The following table summarizes total indebtedness as of May 31, 2015 and November 30, 2014 (in thousands):

	May 31, 2015	November 30, 2014
2013 term loan	$682,500	$700,000
2014 revolving facility	690,000	385,000
5% senior notes due 2022	750,000	750,000
Capital leases	6,592	7,355
Total debt	$2,129,092	$1,842,355
Current portion	(36,001)	(36,257)
Total long-term debt	$2,093,091	$1,806,098

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

We had approximately $1.8 million of outstanding letters of credit under the 2014 revolving facility as of May 31, 2015, which reduces the available borrowing under the 2014 revolving facility by an equivalent amount.

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

As of May 31, 2015, we were in compliance with all of our debt covenants. We have classified short-term debt based on principal maturities and expected cash availability over the next 12 months. As of May 31, 2015, we had approximately $690 million of outstanding borrowings under the 2014 revolving facility at a current annual interest rate of 1.73 percent and approximately $683 million of outstanding borrowings under the 2013 term loan at a current weighted average annual interest rate of 2.29 percent, including the effect of the interest rate swaps described in Note 5.

The carrying value of our debt instruments other than our 5% Notes approximate their fair value because of the variable interest rates associated with those instruments. The fair value of the 5% Notes as of May 31, 2015 was approximately $759 million, and was measured using observable inputs in markets that are not active; consequently, we have classified the 5% Notes within Level 2 of the fair value hierarchy.

5.	Derivatives

Our business is exposed to various market risks, including interest rate and foreign currency risks. We utilize derivative instruments to help us manage these risks. We do not hold or issue derivatives for speculative purposes.

Interest Rate Swaps

To mitigate interest rate exposure on our outstanding floating rate debt, we utilize the following types of derivative instruments:

•
Interest rate derivative contracts that effectively swap $200 million of floating rate debt at a 2.24 percent weighted-average fixed interest rate, plus the applicable spread on our floating rate debt. We entered into these swap contracts in 2011 and 2014, and the contracts expire in July 2015 and May 2020.

•
Forward-starting interest rate derivative contracts that effectively swap $300 million of floating rate debt at a 2.93 percent weighted-average fixed interest rate, plus the applicable spread on our floating rate debt. We entered into these swap contracts in 2013 and 2014. The contracts take effect in August and November 2015, with respective expiration dates in August 2020 and November 2020.

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

Foreign Currency Forwards

To mitigate foreign currency exposure, we utilize the following derivative instruments:

•
Foreign currency forward contracts that hedge the foreign currency exposure on Euro-denominated receipts and British Pound-denominated expenses. Because the critical terms of the forward contracts and the forecasted cash flows coincide, we do not expect any ineffectiveness associated with these contracts. We have designated and accounted for these derivatives as cash flow hedges, with changes in fair value being deferred in AOCI in our consolidated balance sheets. The notional amount of outstanding foreign currency forwards under these agreements as of May 31, 2015 and November 30, 2014 was approximately $17.6 million and $11.0 million, respectively.

•
Short-term foreign currency forward contracts that manage market risks associated with fluctuations in balances that are denominated in currencies other than the local functional currency. We account for these forward contracts at fair value and recognize the associated realized and unrealized gains and losses in other expense (income), net, since we have not designated these contracts as hedges for accounting purposes. The following table summarizes the notional amounts of these outstanding foreign currency forward contracts as of May 31, 2015 and November 30, 2014 (in thousands):

	May 31, 2015		November 30, 2014
Notional amount of currency pair:
Contracts to buy USD with CAD		$52,343		$51,194
Contracts to buy CAD with GBP	C$	79,000	C$	50,000
Contracts to buy USD with EUR		$9,102		$12,517
Contracts to buy CHF with USD	CHF	11,000	CHF	9,000
Contracts to buy GBP with EUR		£4,349		£4,774
Contracts to buy USD with GBP		$38,000		$48,000
Contracts to buy USD with JPY		$7,434		$8,778
Contracts to buy USD with KRW		$9,536		$10,000
Contracts to buy USD with CNY		$4,017		$—
Contracts to buy USD with TWD		$5,074		$—

Fair Value of Derivatives

Since our derivative instruments are not listed on an exchange, we have evaluated fair value by reference to similar transactions in active markets; consequently, we have classified all of our derivative instruments within Level 2 of the fair value measurement hierarchy. The following table shows the classification, location, and fair value of our derivative instruments as of May 31, 2015 and November 30, 2014 (in thousands):

	Fair Value of Derivative Instruments		Location on consolidated balance sheets
	May 31, 2015	November 30, 2014
Assets:
Derivatives designated as accounting hedges:
Foreign currency forwards	$777	$987	Other current assets
Derivatives not designated as accounting hedges:
Foreign currency forwards	2,420	1,005	Other current assets
Total	$3,197	$1,992

Liabilities:
Derivatives designated as accounting hedges:
Interest rate swaps	$21,600	$16,662	Other accrued expenses and other liabilities
Foreign currency forwards	57	—	Other accrued expenses
Derivatives not designated as accounting hedges:
Foreign currency forwards	1,540	475	Other accrued expenses
Total	$23,197	$17,137

The net (gain) loss on foreign currency forwards that are not designated as hedging instruments for the three and six months ended May 31, 2015 and 2014, respectively, was as follows (in thousands):

	Amount of (gain) loss recognized in the consolidated statements of operations
	Three months ended May 31,		Six months ended May 31,		Location on consolidated statements of operations
	2015	2014	2015	2014
Foreign currency forwards	$(397)	$1,274	$(960)	$(931)	Other expense (income), net

The following table provides information about the cumulative amount of unrecognized hedge losses recorded in AOCI, net of tax, as of May 31, 2015 and 2014, respectively, as well as the activity on our cash flow hedging instruments for the three and six months ended May 31, 2015 and 2014, respectively (in thousands):

	Three months ended May 31,		Six months ended May 31,
	2015	2014	2015	2014
Beginning balance	$(10,901)	$(4,674)	$(9,482)	$(2,199)
Amount of gain (loss) recognized in AOCI on derivative:
Interest rate swaps	(1,690)	(2,792)	(3,495)	(5,279)
Foreign currency forwards	312	120	824	(171)
Amount of loss (gain) reclassified from AOCI into income:
Interest rate swaps (1)	280	239	508	474
Foreign currency forwards (1)	(437)	144	(791)	212
Ending balance	$(12,436)	$(6,963)	$(12,436)	$(6,963)

(1) Pre-tax amounts reclassified from AOCI into income related to interest rate swaps are recorded in interest expense, and pre-tax amounts reclassified from AOCI into income related to foreign currency forwards are recorded in revenue.

The unrecognized gains relating to the foreign currency forwards are expected to be reclassified into revenue within the next 12 months, and approximately $6.4 million of the $21.6 million unrecognized pre-tax losses relating to the interest rate swaps are expected to be reclassified into interest expense within the next 12 months.

6.	Restructuring Charges

During the six months ended May 31, 2015, we eliminated 302 positions as part of resource refinement and alignment across most of our business functions, and we incurred additional direct and incremental costs related to lease abandonments and further consolidation of our legacy data centers. We expect to continue to incur costs related to these and other similar activities in future periods, resulting in additional restructuring charges.

During the six months ended May 31, 2015, we recorded approximately $21.7 million of restructuring charges for these activities. Of these charges, approximately $16.1 million was recorded in the Americas segment, $4.5 million was recorded in the EMEA segment, and $1.1 million was recorded in the APAC segment.

The following table provides a reconciliation of the restructuring liability as of May 31, 2015 (in thousands):

	Employee Severance and Other Termination Benefits	Contract Termination Costs	Other	Total
Balance at November 30, 2014	$2,967	$17	$140	$3,124
Add: Restructuring costs incurred	20,389	611	966	21,966
Revision to prior estimates	(313)	—	—	(313)
Less: Amount paid	(17,325)	—	(998)	(18,323)
Balance at May 31, 2015	$5,718	$628	$108	$6,454

As of May 31, 2015, approximately $3.6 million of the remaining restructuring liability was in the Americas segment, approximately $2.6 million was in the EMEA segment, and approximately $0.3 million was in the APAC segment. The remaining $6.5 million restructuring liability is expected to be paid within the next 12 months.

7.	Acquisition-related Costs

During the six months ended May 31, 2015, we recorded approximately $0.5 million of direct and incremental costs associated with acquisition-related activities, primarily legal and professional fees, most of which was recorded in the Americas segment.

The following table provides a reconciliation of the acquisition-related costs accrued liability as of May 31, 2015 (in thousands):

	Employee Severance and Other Termination Benefits	Contract Termination Costs	Other	Total
Balance at November 30, 2014	$586	$115	$417	$1,118
Add: Costs incurred	—	166	333	499
Revision to prior estimates	2	11	(35)	(22)
Less: Amount paid	(450)	(96)	(715)	(1,261)
Balance at May 31, 2015	$138	$196	$—	$334

As of May 31, 2015, the remaining acquisition-related costs accrued liability was primarily in the Americas segment. We expect that the remaining liability will be substantially paid within the next 12 months.

8.	Pensions and Postretirement Benefits

Our net periodic pension expense for the three and six months ended May 31, 2015 and 2014 was comprised of the following (in thousands):

	Three months ended May 31,		Six months ended May 31,
	2015	2014	2015	2014
Service costs incurred	$494	$3,048	$989	$6,093
Interest costs on projected benefit obligation	2,070	2,140	4,147	4,241
Expected return on plan assets	(2,168)	(2,134)	(4,345)	(4,224)
Amortization of prior service credit	—	(338)	—	(676)
Amortization of transitional obligation	—	11	—	22
Net periodic pension expense	$396	$2,727	$791	$5,456
Our net periodic postretirement expense was comprised of the following for the three and six months ended May 31, 2015 and 2014 (in thousands):

	Three months ended May 31,		Six months ended May 31,
	2015	2014	2015	2014
Service costs incurred	$4	$4	$8	$8
Interest costs	97	103	194	206
Net periodic postretirement expense	$101	$107	$202	$214

9.	Stock-based Compensation

Stock-based compensation expense for the three and six months ended May 31, 2015 and 2014 was as follows (in thousands):

	Three months ended May 31,		Six months ended May 31,
	2015	2014	2015	2014
Cost of revenue	$1,444	$1,511	$2,858	$3,371
Selling, general and administrative	32,900	34,521	64,976	76,625
Total stock-based compensation expense	$34,344	$36,032	$67,834	$79,996
Total income tax benefits recognized for stock-based compensation arrangements were as follows (in thousands):

	Three months ended May 31,		Six months ended May 31,
	2015	2014	2015	2014
Income tax benefits	$11,002	$12,322	$21,745	$27,384
No stock-based compensation cost was capitalized during the three and six months ended May 31, 2015 and 2014.
As of May 31, 2015, there was $153.4 million of unrecognized stock-based compensation cost, adjusted for estimated forfeitures, related to unvested stock-based awards that will be recognized over a weighted-average period of approximately 1.7 years. Total unrecognized stock-based compensation cost will be adjusted for future changes in estimated forfeitures and changes in estimated achievement of performance goals.
Restricted Stock Units (RSUs). The following table summarizes RSU activity during the six months ended May 31, 2015:

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands)
Balance at November 30, 2014	2,518	$102.24
Granted	926	$115.23
Vested	(941)	$98.25
Forfeited	(88)	$113.54
Balance at May 31, 2015	2,415	$108.36
The total fair value of RSUs that vested during the six months ended May 31, 2015 was $107.6 million.

10.	Income Taxes

Our effective tax rate is estimated based upon the effective tax rate expected to be applicable for the full year.
Our effective tax rate for the three and six months ended May 31, 2015 was 22.4 percent and 20.8 percent, respectively, compared to 23.4 percent and 22.2 percent for the same periods of 2014, due to the benefit of certain discrete items.

11.	Commitments and Contingencies

From time to time, we are involved in litigation in the ordinary course of our business, including claims or contingencies that may arise related to matters occurring prior to our acquisition of businesses, such as the matter described below. At the present time, we can give no assurance as to the outcome of any pending litigation to which we are currently a party and we are unable to determine the ultimate resolution of or provide a reasonable estimate of the range of possible loss attributable to these matters or the effect they may have on us. However, we do not expect the outcome of such proceedings to have a material adverse effect on our results of operations or financial condition. We have and will continue to vigorously defend ourselves against these claims.

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
Weighted-average shares of Class A common stock outstanding for the three and six months ended May 31, 2015 and 2014 were calculated as follows (in thousands):

	Three months ended May 31,		Six months ended May 31,
	2015	2014	2015	2014
Weighted-average shares outstanding:
Shares used in basic EPS calculation	68,802	68,216	68,752	68,015
Effect of dilutive securities:
Restricted stock units	309	481	506	715
Shares used in diluted EPS calculation	69,111	68,697	69,258	68,730

Share Repurchase Programs
In January 2015, our board of directors authorized us to repurchase up to $100 million of our Class A common stock in open market purchases or through privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the Exchange Act), subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate IHS to repurchase any set dollar amount or number of shares and is scheduled to expire on November 30, 2015, but may be suspended at any time at our discretion. All of our previously announced share repurchase programs have been terminated. During the first six months of 2015, we repurchased 554,407 shares under this program for a total of approximately $67.5 million, at an average price of approximately $121.82 per share. We subsequently completed this program in June 2015.

In June 2015, our board of directors authorized us to repurchase up to $500 million of our Class A common stock in open market purchases or through privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act, subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate IHS to repurchase any set dollar amount or number of shares and is scheduled to expire on November 30, 2017, but may be suspended at any time at our discretion. The amount authorized under this program is inclusive of share repurchases of our Class A common stock surrendered by employees in an amount equal to the statutory tax liability associated with the vesting of their equity awards, for which we pay the statutory tax on behalf of the employee.

13.	Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in AOCI by component (net of tax) for the six months ended May 31, 2015 (in thousands):

	Foreign currency translation	Net pension and OPEB liability	Unrealized losses on hedging activities	Total
Balance at November 30, 2014	$(83,634)	$(13,609)	$(9,482)	$(106,725)
Other comprehensive loss before reclassifications	(45,808)	—	(2,671)	(48,479)
Reclassifications from AOCI to income	—	—	(283)	(283)
Balance at May 31, 2015	$(129,442)	$(13,609)	$(12,436)	$(155,487)

14.	Segment Information

We prepare our financial reports and analyze our business results within our three reportable geographic segments: Americas, EMEA, and APAC. We evaluate segment performance primarily at the revenue and operating profit level for each of these three segments. We also evaluate revenues by transaction type and product category.
Information about the operations of our three segments is set forth below. No single customer accounted for 10% or more of our total revenue for the three and six months ended May 31, 2015 and 2014. There are no material inter-segment revenues for any period presented. Certain corporate transactions are not allocated to the reportable segments, including such items as stock-based compensation expense, net periodic pension and postretirement expense, corporate-level impairments, and gain (loss) on sale of corporate assets.

	Americas	EMEA	APAC	Shared Services	Consolidated Total
	(In thousands)
Three months ended May 31, 2015
Revenue	$401,881	$136,630	$52,896	$—	$591,407
Operating income	$86,200	$31,775	$13,743	$(48,789)	$82,929
Depreciation and amortization	$49,408	$6,257	$1,314	$1,931	$58,910
Three months ended May 31, 2014
Revenue	$376,787	$138,847	$52,374	$—	$568,008
Operating income	$93,587	$34,465	$12,938	$(54,217)	$86,773
Depreciation and amortization	$41,395	$5,314	$475	$1,958	$49,142
Six months ended May 31, 2015
Revenue	$767,962	$263,677	$106,029	$—	$1,137,668
Operating income	$159,541	$56,948	$24,597	$(92,731)	$148,355
Depreciation and amortization	$95,502	$12,534	$2,913	$3,880	$114,829
Six months ended May 31, 2014
Revenue	$727,207	$265,708	$99,551	$—	$1,092,466
Operating income	$171,197	$59,060	$23,000	$(110,830)	$142,427
Depreciation and amortization	$82,568	$11,105	$1,088	$4,018	$98,779
Revenue by transaction type was as follows (in thousands):

	Three months ended May 31,		Six months ended May 31,
	2015	2014	2015	2014
Subscription revenue	$459,681	$426,346	$907,488	$843,720
Non-subscription revenue	131,726	141,662	230,180	248,746
Total revenue	$591,407	$568,008	$1,137,668	$1,092,466
Revenue by product category was as follows (in thousands):

	Three months ended May 31,		Six months ended May 31,
	2015	2014	2015	2014
Resources revenue	$234,673	$243,876	$452,242	$461,370
Industrials revenue	220,536	181,346	417,126	353,069
Horizontal products revenue	136,198	142,786	268,300	278,027
Total revenue	$591,407	$568,008	$1,137,668	$1,092,466

15.	Supplemental Guarantor Information

Our 5% Notes are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally, by the following wholly owned subsidiaries of IHS Inc. (collectively, the Guarantor Subsidiaries):

•IHS Holding Inc.
•IHS Global Inc.
•R.L. Polk & Co.
•CARFAX, Inc.

The guarantees of our 5% Notes by the Guarantor Subsidiaries contain customary release provisions, which provide for the termination of such guarantees upon (i) the sale or other disposition (including by way of consolidation or merger) of the Guarantor Subsidiary or the sale or disposition of all or substantially all the assets of the Guarantor Subsidiary (in each case other than to the parent company (IHS Inc.) or another subsidiary of the parent company), (ii) the defeasance of the 5% Notes,

(iii) at such time as the Guarantor Subsidiary ceases to be a guarantor of any significant indebtedness of the company, or (iv) if approved by the holders of the 5% Notes (except as provided in the indenture governing the 5% Notes).

The following supplemental tables present condensed consolidating financial information for the parent company, the Guarantor Subsidiaries on a combined basis, and the non-guarantor subsidiaries on a combined basis.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MAY 31, 2015
(In thousands)

	IHS Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$19,902	$205,977	$—	$225,879
Accounts receivable, net	—	192,850	172,415	—	365,265
Income tax receivable	42,138	—	—	(42,138)	—
Deferred subscription costs	—	62,870	38,003	(38,126)	62,747
Deferred income taxes	49,101	28,742	5,783	(12,338)	71,288
Intercompany receivables	579,244	139,795	403,381	(1,122,420)	—
Other	2,029	45,534	22,927	—	70,490
Total current assets	672,512	489,693	848,486	(1,215,022)	795,669
Non-current assets:
Property and equipment, net	—	262,186	54,813	—	316,999
Intangible assets, net	—	797,457	332,096	—	1,129,553
Goodwill	—	2,267,682	1,158,600	—	3,426,282
Investment in subsidiaries	2,277,486	1,919,563	—	(4,197,049)	—
Intercompany notes receivable	—	—	723,292	(723,292)	—
Other	10,680	12,213	1,433	—	24,326
Total non-current assets	2,288,166	5,259,101	2,270,234	(4,920,341)	4,897,160
Total assets	$2,960,678	$5,748,794	$3,118,720	$(6,135,363)	$5,692,829
Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$—	$36,001	$—	$—	$36,001
Accounts payable	—	27,384	24,732	—	52,116
Accrued compensation	—	40,723	19,822	—	60,545
Accrued royalties	—	24,162	8,165	—	32,327
Other accrued expenses	3,446	74,843	40,667	—	118,956
Income tax payable	—	20,547	29,363	(42,138)	7,772
Deferred revenue	—	370,574	348,415	(38,126)	680,863
Intercompany payables	23,921	1,057,287	41,212	(1,122,420)	—
Total current liabilities	27,367	1,651,521	512,376	(1,202,684)	988,580
Long-term debt	750,000	1,343,091	—	—	2,093,091
Accrued pension and postretirement liability	19,548	8,662	(343)	—	27,867
Deferred income taxes	—	295,045	79,578	(12,338)	362,285
Intercompany notes payable	—	723,292	—	(723,292)	—
Other liabilities	609	38,864	18,379	—	57,852
Total stockholders’ equity	2,163,154	1,688,319	2,508,730	(4,197,049)	2,163,154
Total liabilities and stockholders’ equity	$2,960,678	$5,748,794	$3,118,720	$(6,135,363)	$5,692,829

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF NOVEMBER 30, 2014
(In thousands)

	IHS Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$32,314	$120,842	$—	$153,156
Accounts receivable, net	—	212,711	208,663	—	421,374
Income tax receivable	18,000	16,384	—	(32,101)	2,283
Deferred subscription costs	—	53,272	28,048	(30,299)	51,021
Deferred income taxes	59,594	28,585	5,782	(12,181)	81,780
Intercompany receivables	712,976	174,161	291,873	(1,179,010)	—
Other	1,669	41,481	17,823	—	60,973
Total current assets	792,239	558,908	673,031	(1,253,591)	770,587
Non-current assets:
Property and equipment, net	—	246,498	54,921	—	301,419
Intangible assets, net	—	826,152	264,957	—	1,091,109
Goodwill	—	2,258,393	898,931	—	3,157,324
Investment in subsidiaries	2,249,359	1,748,795	—	(3,998,154)	—
Intercompany notes receivable	—	—	740,879	(740,879)	—
Other	11,498	13,701	2,792	—	27,991
Total non-current assets	2,260,857	5,093,539	1,962,480	(4,739,033)	4,577,843
Total assets	$3,053,096	$5,652,447	$2,635,511	$(5,992,624)	$5,348,430
Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$—	$35,974	$283	$—	$36,257
Accounts payable	93	31,083	21,069	—	52,245
Accrued compensation	—	57,651	44,224	—	101,875
Accrued royalties	—	24,590	12,756	—	37,346
Other accrued expenses	3,830	91,131	36,186	—	131,147
Income tax payable	—	—	32,101	(32,101)	—
Deferred revenue	—	317,144	309,342	(30,299)	596,187
Intercompany payables	119,268	1,056,664	3,078	(1,179,010)	—
Total current liabilities	123,191	1,614,237	459,039	(1,241,410)	955,057
Long-term debt	750,000	1,056,098	—	—	1,806,098
Accrued pension and postretirement liability	19,603	8,869	667	—	29,139
Deferred income taxes	—	311,796	47,804	(12,181)	347,419
Intercompany notes payable	—	740,879	—	(740,879)	—
Other liabilities	756	30,887	19,528	—	51,171
Total stockholders’ equity	2,159,546	1,889,681	2,108,473	(3,998,154)	2,159,546
Total liabilities and stockholders’ equity	$3,053,096	$5,652,447	$2,635,511	$(5,992,624)	$5,348,430

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MAY 31, 2015
(In thousands)

	IHS Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$407,400	$196,805	$(12,798)	$591,407
Operating expenses:
Cost of revenue	—	193,161	48,540	(12,798)	228,903
Selling, general and administrative	2,618	137,620	70,242	—	210,480
Depreciation and amortization	—	40,948	17,962	—	58,910
Restructuring charges	—	5,556	1,813	—	7,369
Acquisition-related costs	—	224	77	—	301
Net periodic pension and postretirement expense (income)	8	563	(74)	—	497
Other expense (income), net	—	2,209	(191)	—	2,018
Total operating expenses	2,626	380,281	138,369	(12,798)	508,478
Operating income (loss)	(2,626)	27,119	58,436	—	82,929
Interest income	6,442	41	178	(6,481)	180
Interest expense	(9,811)	(8,304)	(5,820)	6,481	(17,454)
Non-operating expense, net	(3,369)	(8,263)	(5,642)	—	(17,274)
Income (loss) from continuing operations before income taxes	(5,995)	18,856	52,794	—	65,655
Benefit (provision) for income taxes	2,368	(7,444)	(9,627)	—	(14,703)
Income (loss) from continuing operations	(3,627)	11,412	43,167	—	50,952
Equity in net income of subsidiaries	54,579	(3,356)	—	(51,223)	—
Net income	$50,952	$8,056	$43,167	$(51,223)	$50,952

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MAY 31, 2014
(In thousands)

	IHS Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$401,353	$180,460	$(13,805)	$568,008
Operating expenses:
Cost of revenue	—	206,164	32,586	(13,805)	224,945
Selling, general and administrative	3,234	122,166	78,244	—	203,644
Depreciation and amortization	—	33,587	15,555	—	49,142
Restructuring charges	—	792	68	—	860
Acquisition-related costs	—	257	(180)	—	77
Net periodic pension and postretirement expense (income)	38	2,798	(2)	—	2,834
Other expense (income), net	—	936	(1,203)	—	(267)
Total operating expenses	3,272	366,700	125,068	(13,805)	481,235
Operating income (loss)	(3,272)	34,653	55,392	—	86,773
Interest income	—	128	218	(111)	235
Interest expense	—	(14,498)	(223)	111	(14,610)
Non-operating expense, net	—	(14,370)	(5)	—	(14,375)
Income (loss) from continuing operations before income taxes	(3,272)	20,283	55,387	—	72,398
Benefit (provision) for income taxes	1,292	(8,013)	(10,185)	—	(16,906)
Income (loss) from continuing operations	(1,980)	12,270	45,202	—	55,492
Equity in net income of subsidiaries	57,472	14,096	—	(71,568)	—
Net income	$55,492	$26,366	$45,202	$(71,568)	$55,492

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED MAY 31, 2015
(In thousands)

	IHS Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$788,764	$377,850	$(28,946)	$1,137,668
Operating expenses:
Cost of revenue	—	405,900	66,895	(28,946)	443,849
Selling, general and administrative	6,672	260,324	139,422	—	406,418
Depreciation and amortization	—	80,404	34,425	—	114,829
Restructuring charges	—	13,758	7,895	—	21,653
Acquisition-related costs	—	350	127	—	477
Net periodic pension and postretirement expense (income)	15	1,131	(153)	—	993
Other expense, net	—	361	733	—	1,094
Total operating expenses	6,687	762,228	249,344	(28,946)	989,313
Operating income (loss)	(6,687)	26,536	128,506	—	148,355
Interest income	10,349	80	1,049	(11,138)	340
Interest expense	(19,602)	(15,986)	(9,998)	11,138	(34,448)
Non-operating expense, net	(9,253)	(15,906)	(8,949)	—	(34,108)
Income (loss) from continuing operations before income taxes	(15,940)	10,630	119,557	—	114,247
Benefit (provision) for income taxes	6,296	(4,199)	(25,872)	—	(23,775)
Income (loss) from continuing operations	(9,644)	6,431	93,685	—	90,472
Equity in net income of subsidiaries	100,116	15,264	—	(115,380)	—
Net income	$90,472	$21,695	$93,685	$(115,380)	$90,472

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED MAY 31, 2014
(In thousands)

	IHS Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$761,826	$357,229	$(26,589)	$1,092,466
Operating expenses:
Cost of revenue	—	400,349	64,110	(26,589)	437,870
Selling, general and administrative	5,841	234,752	160,767	—	401,360
Depreciation and amortization	—	68,825	29,954	—	98,779
Restructuring charges	—	1,822	2,213	—	4,035
Acquisition-related costs	—	466	551	—	1,017
Net periodic pension and postretirement expense	68	5,602	—	—	5,670
Other expense, net	—	268	1,040	—	1,308
Total operating expenses	5,909	712,084	258,635	(26,589)	950,039
Operating income (loss)	(5,909)	49,742	98,594	—	142,427
Interest income	—	471	436	(421)	486
Interest expense	—	(29,206)	(1,070)	421	(29,855)
Non-operating expense, net	—	(28,735)	(634)	—	(29,369)
Income (loss) from continuing operations before income taxes	(5,909)	21,007	97,960	—	113,058
Benefit (provision) for income taxes	2,334	(8,299)	(19,179)	—	(25,144)
Income (loss) from continuing operations	(3,575)	12,708	78,781	—	87,914
Equity in net income of subsidiaries	91,489	16,000	—	(107,489)	—
Net income	$87,914	$28,708	$78,781	$(107,489)	$87,914

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	IHS Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Three months ended May 31, 2015
Comprehensive income (loss)	$40,073	$(2,698)	$33,698	$(31,000)	$40,073

Three months ended May 31, 2014
Comprehensive income	$56,075	$26,753	$48,270	$(75,023)	$56,075

Six months ended May 31, 2015
Comprehensive income (loss)	$41,710	$(27,100)	$47,910	$(20,810)	$41,710

Six months ended May 31, 2014
Comprehensive income	$86,234	$26,914	$81,980	$(108,894)	$86,234

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED MAY 31, 2015
(In thousands)

	IHS Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash provided by operating activities	$—	$186,247	$148,037	$—	$334,284
Investing activities:
Capital expenditures on property and equipment	—	(60,793)	(8,245)	—	(69,038)
Acquisitions of businesses, net of cash acquired	—	(324,393)	(45,515)	—	(369,908)
Change in other assets	—	(339)	—	—	(339)
Settlements of forward contracts	—	—	2,419	—	2,419
Investment in subsidiaries	—	(100)	—	100	—
Net cash used in investing activities	—	(385,625)	(51,341)	100	(436,866)
Financing activities:
Proceeds from borrowings	—	440,000	—	—	440,000
Repayment of borrowings	—	(152,980)	(283)	—	(153,263)
Excess tax benefit from stock-based compensation	—	5,193	—	—	5,193
Repurchases of common stock	—	(105,247)	—	—	(105,247)
Proceeds from issuance of intercompany equity	—	—	100	(100)	—
Net cash provided by (used in) financing activities	—	186,966	(183)	(100)	186,683
Foreign exchange impact on cash balance	—	—	(11,378)	—	(11,378)
Net increase (decrease) in cash and cash equivalents	—	(12,412)	85,135	—	72,723
Cash and cash equivalents at the beginning of the period	—	32,314	120,842	—	153,156
Cash and cash equivalents at the end of the period	$—	$19,902	$205,977	$—	$225,879

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED MAY 31, 2014
(In thousands)

	IHS Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash provided by operating activities	$—	$200,858	$174,116	$—	$374,974
Investing activities:
Capital expenditures on property and equipment	—	(45,841)	(5,195)	—	(51,036)
Intangible assets acquired	—	—	(714)	—	(714)
Change in other assets	—	2,762	—	—	2,762
Settlements of forward contracts	—	—	1,309	—	1,309
Advances provided to other subsidiaries	—	—	(23,420)	23,420	—
Net cash used in investing activities	—	(43,079)	(28,020)	23,420	(47,679)
Financing activities:
Proceeds from borrowings	—	30,000	—	—	30,000
Repayment of borrowings	—	(208,085)	(140,001)	—	(348,086)
Excess tax benefit from stock-based compensation	—	10,327	—	—	10,327
Repurchases of common stock	—	(47,429)	—	—	(47,429)
Advances received from other subsidiaries	—	23,420	—	(23,420)	—
Net cash used in financing activities	—	(191,767)	(140,001)	(23,420)	(355,188)
Foreign exchange impact on cash balance	—	—	(9,476)	—	(9,476)
Net decrease in cash and cash equivalents	—	(33,988)	(3,381)	—	(37,369)
Cash and cash equivalents at the beginning of the period	—	55,366	203,001	—	258,367
Cash and cash equivalents at the end of the period	$—	$21,378	$199,620	$—	$220,998

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis is intended to help the reader understand the financial condition and results of operations of IHS Inc. (IHS, we, us, or our). The following discussion should be read in conjunction with our annual report on Form 10-K for the year ended November 30, 2014 and the Condensed Consolidated Financial Statements and accompanying notes included in this quarterly report on Form 10-Q. References to 2015 are to our fiscal 2015, which began on December 1, 2014 and ends on November 30, 2015.

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

Subscriptions represented approximately 78 percent of our total revenue in the second quarter of 2015. Our subscription agreements are typically annual and non-cancellable for the term of the subscription and may contain provisions for minimum monthly payments. For subscription revenue, the timing of our cash flows generally precedes the recognition of revenue and income, and therefore, we typically have good revenue visibility.

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

We also measure and report revenue by product category, which helps us understand performance based on our capabilities within key vertical industries and horizontal workflows.

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

Results of Operations

Total Revenue

Second quarter 2015 revenue increased 4 percent compared to the second quarter of 2014, and our year-to-date 2015 revenue also increased 4 percent compared to the same period in 2014. The table below displays the percentage change in revenue due to organic, acquisitive, and foreign currency factors when comparing the three and six months ended May 31, 2015 to the three and six months ended May 31, 2014.

	Change in Total Revenue
(All amounts represent percentage points)	Organic	Acquisitive	Foreign Currency
Second quarter 2015 vs. second quarter 2014	1%	6%	(2)%
Year-to-date 2015 vs. year-to-date 2014	1%	5%	(2)%

Organic growth for the three and six months ended May 31, 2015, compared to the same periods of 2014, was primarily attributable to organic subscription growth, largely offset by negative non-subscription organic growth. Organic subscription growth was positive across the business, at 5 percent and 6 percent for the three and six months ended May 31, 2015, respectively, compared to the same periods of 2014, but declined sequentially. We continue to benefit from strength in our

Industrials product category, offset by lower Resources revenue from market pressure in our energy product offerings. Non-subscription organic revenue results were adversely impacted by lower consulting, software, and services revenue, mostly in our Resources product category.

Acquisitive revenue growth for the three and six months ended May 31, 2015, compared to the same periods of 2014, was due to acquisitions we made in the last 12 months, including the following:

•Global Trade Information Services and PCI Acrylonitrile in the third quarter of 2014;
•DisplaySearch/Solarbuzz and PacWest Consulting Partners in the fourth quarter of 2014;
•JOC Group, Infonetics, and Rushmore Reviews in the first quarter of 2015; and
•Dataium and RootMetrics in the second quarter of 2015.

Foreign currency had an adverse effect on our year-over-year revenue growth as the U.S. dollar continued to maintain its strength against foreign currencies. We anticipate continued negative foreign currency impacts on year-over-year revenue comparisons through the remainder of 2015.

Revenue by Segment

	Three months ended May 31,		Percentage Change	Six months ended May 31,		Percentage Change
(In thousands, except percentages)	2015	2014		2015	2014
Revenue:
Americas	$401,881	$376,787	7%	$767,962	$727,207	6%
EMEA	136,630	138,847	(2)%	263,677	265,708	(1)%
APAC	52,896	52,374	1%	106,029	99,551	7%
Total revenue	$591,407	$568,008	4%	$1,137,668	$1,092,466	4%

As a percent of total revenue:
Americas	68%	66%		68%	67%
EMEA	23%	24%		23%	24%
APAC	9%	9%		9%	9%

The percentage change in each geography segment is due to the factors described in the following table.

	Increase (decrease) in revenue
	Second quarter 2015 vs. second quarter 2014			Year-to-date 2015 vs. year-to-date 2014
(All amounts represent percentage points)	Organic	Acquisitive	Foreign Currency	Organic	Acquisitive	Foreign Currency
Americas	1%	7%	(1)%	1%	5%	(1)%
EMEA	1%	2%	(5)%	1%	2%	(4)%
APAC	(2)%	6%	(2)%	2%	7%	(2)%

Americas revenue for the three and six months ended May 31, 2015, compared to the same periods of 2014, experienced steady organic subscription growth at 6 percent for the three and six months, benefiting primarily from strong Industrials performance. Non-subscription organic growth was negative 13 percent for the three months and negative 15 percent for the six months, and was adversely impacted by lower consulting, software, and services revenue, primarily in our Resources product category.

EMEA revenue for the three and six months ended May 31, 2015, compared to the same periods of 2014, experienced organic subscription growth at 3 percent for the three and six months. Non-subscription organic growth was negative 7 percent for the three months and negative 8 percent for the six months, and was adversely impacted by lower software and consulting revenue.

APAC revenue for the three and six months ended May 31, 2015, compared to the same periods of 2014, experienced organic subscription growth at 4 percent for the three months and 7 percent for the six months. Non-subscription organic growth was negative 19 percent for the three months and negative 13 percent for the six months, and was adversely impacted by lower software and consulting revenue in our Resources product category.

Revenue by Transaction Type

	Three months ended May 31,		Percent change		Six months ended May 31,		Percent change
(in thousands, except percentages)	2015	2014	Total	Organic	2015	2014	Total	Organic
Subscription revenue	$459,681	$426,346	8%	5%	$907,488	$843,720	8%	6%
Non-subscription revenue	131,726	141,662	(7)%	(12)%	230,180	248,746	(7)%	(13)%
Total revenue	$591,407	$568,008	4%	1%	$1,137,668	$1,092,466	4%	1%

As a percent of total revenue:
Subscription	78%	75%			80%	77%
Non-subscription	22%	25%			20%	23%

Subscription revenue grew at 5 percent and 6 percent organically for the three and six months ended May 31, 2015, respectively, compared to the same periods of 2014, with Industrials subscription offerings providing the largest contribution to the growth. We expect that our Resources subscription base will be flat for the remainder of the year.

Non-subscription revenue decreased 12 percent and 13 percent organically for the three and six months ended May 31, 2015, respectively, compared to the same periods of 2014, due to lower consulting, software, and services revenue, primarily in our Resources product category and energy market headwinds in our Horizontal Products category.

Revenue by Product Category

	Three months ended May 31,		Percent change		Six months ended May 31,		Percent change
(in thousands, except percentages)	2015	2014	Total	Organic	2015	2014	Total	Organic
Resources revenue	$234,673	$243,876	(4)%	(4)%	$452,242	$461,370	(2)%	(2)%
Industrials revenue	220,536	181,346	22%	8%	417,126	353,069	18%	7%
Horizontal products revenue	136,198	142,786	(5)%	(1)%	268,300	278,027	(3)%	(1)%
Total revenue	$591,407	$568,008	4%	1%	$1,137,668	$1,092,466	4%	1%

As a percent of total revenue:
Resources	40%	43%			40%	42%
Industrials	37%	32%			37%	32%
Horizontal products	23%	25%			24%	25%

Total Resources revenue decreased 4 percent and 2 percent for the three and six months ended May 31, 2015, respectively, compared to the same periods of 2014, and included organic subscription growth at 2 percent for the three months and 4 percent for the six months. We continue to see moderating Resources subscription growth due to industry dynamics, and expect that our Resources subscription base will be flat for the remainder of the year. Subscription base pressure for the quarter came largely from our smaller customer accounts. Non-subscription organic growth was negative 23 percent for the three months and negative 25 percent for the six months, and was adversely impacted by lower energy software, consulting, and services revenue.

Total Industrials revenue growth was 22 percent and 18 percent for the three and six months ended May 31, 2015, respectively, compared to the same periods of 2014, and included organic subscription growth at 10 percent for the three months and 9 percent for the six months, benefiting primarily from strong performance in our automotive product offerings. Non-subscription organic growth was 2 percent for the three months and 1 percent for the six months, also mostly due to performance in our automotive product offerings.

Total Horizontal Products revenue growth was negative 5 percent and negative 3 percent for the three and six months ended May 31, 2015, respectively, compared to the same periods of 2014, and included organic subscription growth at 3 percent for the three months and 4 percent for the six months. Non-subscription organic growth was negative 14 percent for the three and six months, and was adversely impacted by lower product design revenue and energy market headwinds in our other Horizontal Products category offerings.

Operating Expenses

The following table shows our operating expenses and the associated percentages of revenue.

	Three months ended May 31,		Percentage Change	Six months ended May 31,		Percentage Change
(In thousands, except percentages)	2015	2014		2015	2014
Operating expenses:
Cost of revenue	$228,903	$224,945	2%	$443,849	$437,870	1%

SG&A expense	$210,480	$203,644	3%	$406,418	$401,360	1%
Stock-based compensation expense allocated to SG&A	32,900	34,521	(5)%	64,976	76,625	(15)%
SG&A expense, excluding stock-based compensation	$177,580	$169,123	5%	$341,442	$324,735	5%

Depreciation and amortization expense	$58,910	$49,142	20%	$114,829	$98,779	16%

As a percent of revenue:
Cost of revenue	39%	40%		39%	40%
SG&A expense	36%	36%		36%	37%
SG&A expense excluding stock-based compensation	30%	30%		30%	30%
Depreciation and amortization expense	10%	9%		10%	9%

Cost of Revenue

For the three and six months ended May 31, 2015, cost of revenue was slightly down as a percentage of revenue, compared to the same periods in the prior year, reflecting operating efficiencies associated with our scaled infrastructure, as well as cost management across all areas. We continue to invest in areas such as our automotive offerings, energy asset valuation offerings, and selected sales investments to drive future growth in the business.

Selling, General and Administrative (SG&A) Expense

We evaluate our SG&A expense after excluding stock-based compensation expense in order to focus on the ongoing operating performance of our SG&A activities. For the three and six months ended May 31, 2015, compared to the same periods of 2014, SG&A expense as a percentage of revenue was largely unchanged.

For the three and six months ended May 31, 2015, compared to the same periods of 2014, stock-based compensation expense decreased primarily due to the timing of changes in the number of shares expected to vest for performance-based awards in 2014, as well as the impact of forfeitures associated with restructuring activities. Please refer to Note 9 to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q for a discussion of stock-based compensation.

Depreciation and Amortization Expense

For the three and six months ended May 31, 2015, compared to the same periods of 2014, depreciation and amortization expense increased primarily as a result of an increase in depreciable and amortizable assets from capital expenditures and acquisitions.

Restructuring

Please refer to Note 6 to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q for a discussion of our restructuring activities. During the six months ended May 31, 2015, we incurred approximately $21.7 million of restructuring charges, primarily for severance related to resource refinement and alignment across most of our business functions, as well as other restructuring costs related to lease abandonments and further consolidation of our legacy data centers.

During the six months ended May 31, 2015, we eliminated 302 positions related to these activities. We expect to continue to incur costs related to similar activities in future periods, resulting in additional restructuring charges.

Acquisition-related Costs

Please refer to Note 7 to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q for a discussion of costs associated with our integration and other acquisition-related activities. During the six months ended May 31, 2015, we recorded approximately $0.5 million of direct and incremental costs associated with acquisition-related activities, primarily legal and professional fees.

Pension and Postretirement Expense

Net periodic pension and postretirement expense decreased from $2.8 million and $5.7 million for the three and six months ended May 31, 2014, respectively, to $0.5 million and $1.0 million for the three and six months ended May 31, 2015, primarily as a result of the pension freeze we implemented on our U.S. Retirement Income Plan (U.S. RIP) and Supplemental Income Plan (SIP) in July 2014. As a result of the pension freeze, we no longer have any expense related to participant service accruals, but continue to incur pension and postretirement expense related to plan administration, interest costs, and regulatory fees.

Our pension expense and associated pension liability as calculated under GAAP requires the use of assumptions about the estimated long-term rate of return on plan assets and the discount rate. Our pension investment strategy is designed to align the majority of our pension assets with the underlying pension liability and minimize volatility caused by changes in asset returns and discount rates. Our pension expense estimates are updated to reflect actual experience through the remeasurement process in the fourth quarter, or sooner if earlier remeasurements are required. For the six months ended May 31, 2015, we used a 4.7 percent expected long-term rate of return on plan assets and a 4.2 percent discount rate for the U.S. RIP; the actual return on plan assets during that period was 1.5 percent. We anticipate that the difference between actual return on plan assets and expected return on plan assets will be largely mitigated by the offsetting change in the pension liability resulting from movements in the discount rate.

Operating Income by Segment (geography)

	Three months ended May 31,		Percentage Change	Six months ended May 31,		Percentage Change
(In thousands, except percentages)	2015	2014		2015	2014
Operating income:
Americas	$86,200	$93,587	(8)%	$159,541	$171,197	(7)%
EMEA	31,775	34,465	(8)%	56,948	59,060	(4)%
APAC	13,743	12,938	6%	24,597	23,000	7%
Shared services	(48,789)	(54,217)		(92,731)	(110,830)
Total operating income	$82,929	$86,773	(4)%	$148,355	$142,427	4%

As a percent of segment revenue:
Americas	21%	25%		21%	24%
EMEA	23%	25%		22%	22%
APAC	26%	25%		23%	23%

For the three and six months ended May 31, 2015, compared to the same periods of 2014, operating income as a percentage of revenue for the Americas segment was negatively impacted by severance expense associated with restructuring activities, as well as higher depreciation and amortization expense associated with recent acquisitions and capital expenditures.

For the three and six months ended May 31, 2015, compared to the same periods of 2014, the EMEA segment operating income as a percentage of revenue decreased primarily as a result of product mix, increased restructuring expense, and increased depreciation and amortization expense. For the three and six months ended May 31, 2015, compared to the same periods of 2014, the APAC segment operating income as a percentage of revenue was largely unchanged.

Provision for Income Taxes

Our effective tax rate for the three and six months ended May 31, 2015 was 22.4 percent and 20.8 percent, respectively, compared to 23.4 percent and 22.2 percent for the same periods of 2014, due to the benefit of certain discrete items.

EBITDA and Adjusted EBITDA (non-GAAP measures)

The following table provides reconciliations of our net income to EBITDA and Adjusted EBITDA for the three and six months ended May 31, 2015 and 2014.

	Three months ended May 31,		Percentage Change	Six months ended May 31,		Percentage Change
(In thousands, except percentages)	2015	2014		2015	2014
Net income	$50,952	$55,492	(8)%	$90,472	$87,914	3%
Interest income	(180)	(235)		(340)	(486)
Interest expense	17,454	14,610		34,448	29,855
Provision for income taxes	14,703	16,906		23,775	25,144
Depreciation	22,259	16,090		43,172	31,880
Amortization	36,651	33,052		71,657	66,899
EBITDA	$141,839	$135,915	4%	$263,184	$241,206	9%
Stock-based compensation expense	34,344	36,032		67,834	79,996
Restructuring charges	7,369	860		21,653	4,035
Acquisition-related costs	301	77		477	1,017
Impairment of assets	1,243	—		1,243	—
Loss (gain) on sale of assets	—	(151)		—	2,654
Adjusted EBITDA	$185,096	$172,733	7%	$354,391	$328,908	8%
Adjusted EBITDA as a percentage of revenue	31.3%	30.4%		31.2%	30.1%

Our Adjusted EBITDA for the three and six months ended May 31, 2015, compared to the same periods of 2014, increased primarily because of our continued focus on realization of operating efficiencies and cost containment.

Financial Condition

(In thousands, except percentages)	As of May 31, 2015	As of November 30, 2014	Dollar change	Percent change
Accounts receivable, net	$365,265	$421,374	$(56,109)	(13)%
Accrued compensation	$60,545	$101,875	$(41,330)	(41)%
Deferred revenue	$680,863	$596,187	$84,676	14%

The decrease in accounts receivable is primarily due to the timing of billings and cash collections in the second quarter of 2015. We continue to experience the historical trend of seeing seasonal decreases in our accounts receivable balances in the second and third fiscal quarters, as we typically have the most subscription renewals in our first and fourth fiscal quarters. The decrease in accrued compensation was primarily due to the 2014 bonus payout made in the first quarter of 2015 (partially offset by the current year accrual), as well as lower commission accruals. The increase in deferred revenue was primarily due to seasonal increases associated with subscription renewals, as well as acquired deferred revenue balances.

Liquidity and Capital Resources

As of May 31, 2015, we had cash and cash equivalents of $226 million, of which approximately $194 million was held by our foreign subsidiaries. Cash held by our foreign subsidiaries could be subject to U.S. federal income tax if we decided to repatriate any of that cash to the U.S.; however, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not indicate a need to repatriate cash to fund our operations in jurisdictions outside of where they are held. We also had approximately $2.13 billion of debt as of May 31, 2015, comprised primarily of $750 million of senior notes, $690 million of revolving facility debt, and $683 million of term loan debt. As of May 31, 2015, we had approximately $610 million available under our revolving credit facility.

Due to our recent refinancing, a larger portion of our debt is now carried at a fixed interest rate, which has resulted in a higher average interest rate for overall debt and is the primary reason for the increase in interest expense for the three and six months ended May 31, 2015, compared to the same periods of 2014. We expect that our increased debt, coupled with the higher effective interest rate, will result in higher interest expense in the near future. On a trailing twelve-month basis, the ratio of free cash flow to Adjusted EBITDA was approximately 64 percent. Over the longer term, we anticipate that this ratio will be in the mid-60s range, reflecting increased interest expense and an increase in our cash taxes.

In the first quarter of 2015, our board of directors authorized us to repurchase up to $100 million of outstanding stock. We completed this repurchase program in June 2015 and announced a new $500 million repurchase program for share repurchases through November 2017. This new repurchase program does not obligate us to repurchase any set dollar amount or number of shares. The amount authorized under the new program is inclusive of open market share repurchases, as well as repurchases for stock surrendered by employees in an amount equal to the statutory tax liability associated with the vesting of their equity awards, for which we pay the statutory tax on behalf of the employee. Because of our cash, debt, and cash flow positions, we believe we will have sufficient liquidity to meet our ongoing working capital and capital expenditure needs.

Our future capital requirements will depend on many factors, including the number and magnitude of future acquisitions and share repurchase programs, the need for additional facilities or facility improvements, the timing and extent of spending to support product development efforts, information technology infrastructure investments, investments in our internal business applications, and the continued market acceptance of our offerings. We could be required, or could elect, to seek additional funding through public or private equity or debt financings; however, additional funds may not be available on terms acceptable to us. We expect that our capital expenditures for 2015 will be approximately 5 to 6 percent of revenue.

Cash Flows

	Six months ended May 31,
(In thousands, except percentages)	2015	2014	Dollar change	Percent change
Net cash provided by operating activities	$334,284	$374,974	$(40,690)	(11)%
Net cash used in investing activities	$(436,866)	$(47,679)	$(389,187)	816%
Net cash provided by (used in) financing activities	$186,683	$(355,188)	$541,871	(153)%

The decrease in net cash provided by operating activities was primarily due to increased cash payments associated with restructuring activities and interest expense in 2015, as well as activities associated with working capital. Our subscription-based business model continues to be a cash-flow generator that is aided by positive working capital characteristics that do not generally require substantial working capital increases to support our growth.

The increase in net cash used in investing activities was principally due to the acquisitions of JOC Group, Infonetics, Rushmore Reviews, Dataium, and RootMetrics in the first half of 2015, as well as an increase in capital expenditures.

The increase in net cash provided by (used in) financing activities in 2015 was principally to help finance our acquisitions and share repurchase activities in the first six months of 2015, versus our focus on reducing our debt leverage in 2014.

Free Cash Flow (non-GAAP measure)

The following table reconciles our non-GAAP free cash flow measure to net cash provided by operating activities.

	Six months ended May 31,
(In thousands, except percentages)	2015	2014	Dollar change	Percent change
Net cash provided by operating activities	$334,284	$374,974
Capital expenditures on property and equipment	(69,038)	(51,036)
Free cash flow	$265,246	$323,938	$(58,692)	(18)%

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

Borrowings under the 2014 revolving facility and 2013 term loan are subject to variable interest rates. We use interest rate swaps in order to fix a portion of our variable rate debt as part of our overall interest rate risk management strategy. As of May 31, 2015, we had approximately $1.373 billion of floating-rate debt at a 1.73 percent weighted-average interest rate, of which $200 million was subject to effective floating-to-fixed interest rate swaps. A hypothetical increase in interest rates of 100 basis points applied to our floating rate indebtedness would increase annual interest expense by approximately $12 million ($14 million without giving effect to any of our interest rate swaps).

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides detail about our share repurchases during the three months ended May 31, 2015.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
March 1 - March 31, 2014:
Share repurchase programs (1)	40,000	$111.71	40,000	$77,993
Employee transactions (2)	6,668	$113.51	N/A	N/A
April 1 - April 30, 2015:
Share repurchase programs (1)	137,231	$123.28	137,231	$61,075
Employee transactions (2)	5,511	$117.76	N/A	N/A
May 1 - May 31, 2015:
Share repurchase programs (1)	225,873	$126.68	225,873	$32,461
Employee transactions (2)	4,948	$125.72	N/A	N/A
Total share repurchases	420,231	$123.81	403,104

(1) In January 2015, our board of directors authorized us to repurchase up to $100 million of our Class A common stock (the January 2015 Program). We may repurchase shares in open market purchases or through privately negotiated transactions in compliance with Rule 10b-18 of the Exchange Act, subject to market conditions, applicable legal requirements, and other relevant factors. The repurchase program does not obligate us to repurchase any set dollar amount or number of shares and is scheduled to expire on November 30, 2015, but may be suspended at any time at our discretion. We completed this repurchase program in June 2015.

In June 2015, our board of directors authorized us to repurchase up to $500 million of our Class A common stock (the June 2015 Program). We may repurchase shares in open market purchases or through privately negotiated transactions in compliance with Rule 10b-18 of the Exchange Act, subject to market conditions, applicable legal requirements, and other relevant factors. The June 2015 Program does not obligate us to repurchase any set dollar amount or number of shares and is scheduled to expire on November 30, 2017, but may be suspended at any time at our discretion. The amount authorized under the June 2015 Program is inclusive of share repurchases of our Class A common stock surrendered by employees in an amount equal to the statutory tax liability associated with the vesting of their equity awards, for which we pay the statutory tax on behalf of the employee, as previously approved by our board of directors.

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

Item 5.    Other Information

Iran Threat Reduction and Syria Human Rights Act Disclosure

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our affiliates knowingly engaged in certain specified activities during the period covered by the report. Disclosure is generally required even if the transactions or dealings were conducted in compliance with applicable law and regulations. During the third quarter of 2014, we acquired Global Trade Information Services, a Virginia corporation (“GTIS”). GTIS publishes the Global Trade Atlas (the “GTA”), an online trade data system offering global merchandise trade statistics such as import and export data from official sources in more than 65 countries. Included in the GTA is certain trade data sourced from Iran for which GTIS pays an annual fee of approximately $30,000. The procurement of this information is exempt from applicable economic sanctions laws and regulations as a funds transfer related to the exportation or importation of information and informational materials. Sales attributable to this Iranian trade data represented approximately $75,000 in gross revenue for GTIS in the second quarter of 2015 and would have represented approximately 0.01% of our company’s second quarter 2015 consolidated revenues and gross profits. Subject to any changes in the exempt status of such activities, we intend to continue these business activities as permissible under applicable export control and economic sanctions laws and regulations.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 24, 2015.

IHS INC.

By:	/s/ Heather Matzke-Hamlin
	Name:	Heather Matzke-Hamlin
	Title:	Senior Vice President and Chief Accounting Officer