Form 10-Q
period 2015-08-31
IHS Inc.
filed 2015-09-29
CIK 1316360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________
FORM 10-Q
  ___________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2015

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of August 31, 2015, there were 68,178,524 shares of our Class A Common Stock outstanding.

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

PART I.   FINANCIAL INFORMATION

Item 1.	Financial Statements
IHS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per-share amounts)

	As of	As of
	August 31, 2015	November 30, 2014
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$263,605	$153,156
Accounts receivable, net	330,673	421,374
Income tax receivable	—	2,283
Deferred subscription costs	53,156	51,021
Deferred income taxes	78,027	81,780
Other	64,787	60,973
Total current assets	790,248	770,587
Non-current assets:
Property and equipment, net	322,802	301,419
Intangible assets, net	1,111,796	1,091,109
Goodwill	3,400,639	3,157,324
Other	24,114	27,991
Total non-current assets	4,859,351	4,577,843
Total assets	$5,649,599	$5,348,430
Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$36,014	$36,257
Accounts payable	57,713	52,245
Accrued compensation	88,978	101,875
Accrued royalties	23,984	37,346
Other accrued expenses	117,175	131,147
Income tax payable	31,733	—
Deferred revenue	607,073	596,187
Total current liabilities	962,670	955,057
Long-term debt	2,049,083	1,806,098
Accrued pension and postretirement liability	27,611	29,139
Deferred income taxes	355,932	347,419
Other liabilities	63,321	51,171
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.01 par value per share, 160,000,000 shares authorized, 70,099,469 and 69,391,577 shares issued, and 68,178,524 and 68,372,176 shares outstanding at August 31, 2015 and November 30, 2014, respectively	701	694
Additional paid-in capital	1,014,093	956,381
Treasury stock, at cost: 1,920,945 and 1,019,401 shares at August 31, 2015 and November 30, 2014, respectively	(216,749)	(105,873)
Retained earnings	1,564,785	1,415,069
Accumulated other comprehensive loss	(171,848)	(106,725)
Total stockholders’ equity	2,190,982	2,159,546
Total liabilities and stockholders’ equity	$5,649,599	$5,348,430
See accompanying notes.

IHS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except for per-share amounts)

	Three months ended August 31,		Nine months ended August 31,
	2015	2014	2015	2014
Revenue	$587,945	$556,011	$1,725,613	$1,648,477
Operating expenses:
Cost of revenue	222,811	219,208	666,660	657,078
Selling, general and administrative	207,744	211,285	614,162	612,645
Depreciation and amortization	59,928	50,568	174,757	149,347
Restructuring charges	1,890	2,368	23,543	6,403
Acquisition-related costs	116	—	593	1,017
Net periodic pension and postretirement expense (income)	495	(1,328)	1,488	4,342
Other expense, net	234	132	1,328	1,440
Total operating expenses	493,218	482,233	1,482,531	1,432,272
Operating income	94,727	73,778	243,082	216,205
Interest income	274	251	614	737
Interest expense	(18,125)	(12,295)	(52,573)	(42,150)
Non-operating expense, net	(17,851)	(12,044)	(51,959)	(41,413)
Income from continuing operations before income taxes	76,876	61,734	191,123	174,792
Provision for income taxes	(17,632)	(15,217)	(41,407)	(40,361)
Net income	$59,244	$46,517	$149,716	$134,431

Basic earnings per share	$0.87	$0.68	$2.18	$1.97
Weighted average shares used in computing basic earnings per share	68,355	68,269	68,619	68,100

Diluted earnings per share	$0.86	$0.68	$2.16	$1.95
Weighted average shares used in computing diluted earnings per share	68,820	68,911	69,170	68,810

See accompanying notes.

IHS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three months ended August 31,		Nine months ended August 31,
	2015	2014	2015	2014
Net income	$59,244	$46,517	$149,716	$134,431
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on hedging activities (1)	(978)	276	(3,932)	(4,488)
Net pension liability adjustment (2)	—	(885)	—	(885)
Foreign currency translation adjustment	(15,383)	(3,557)	(61,191)	(473)
Total other comprehensive loss	(16,361)	(4,166)	(65,123)	(5,846)
Comprehensive income	$42,883	$42,351	$84,593	$128,585

(1) Net of tax benefit (expense) of $638; $(180); $2,567; and $2,929 for the three and nine months ended August 31, 2015 and 2014, respectively.
(2) Net of tax benefit of $578 for the three and nine months ended August 31, 2014.

See accompanying notes.

IHS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine months ended August 31,
	2015	2014
Operating activities:
Net income	$149,716	$134,431
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	174,757	149,347
Stock-based compensation expense	101,169	127,723
Impairment of assets	1,243	—
Excess tax benefit from stock-based compensation	(5,880)	(11,609)
Net periodic pension and postretirement expense	1,488	4,342
Pension and postretirement contributions	(3,018)	(2,080)
Deferred income taxes	(21,264)	8,337
Change in assets and liabilities:
Accounts receivable, net	101,289	93,234
Other current assets	(20,392)	(11,490)
Accounts payable	1,997	(9,682)
Accrued expenses	(32,029)	(2,878)
Income tax	45,766	16,281
Deferred revenue	(1,344)	43,465
Other liabilities	3,163	3,029
Net cash provided by operating activities	496,661	542,450
Investing activities:
Capital expenditures on property and equipment	(97,688)	(83,314)
Acquisitions of businesses, net of cash acquired	(369,908)	(133,938)
Intangible assets acquired	—	(714)
Change in other assets	3,262	3,846
Settlements of forward contracts	838	1,345
Net cash used in investing activities	(463,496)	(212,775)
Financing activities:
Proceeds from borrowings	465,000	165,000
Repayment of borrowings	(222,258)	(439,317)
Excess tax benefit from stock-based compensation	5,880	11,609
Repurchases of common stock	(148,600)	(51,282)
Net cash provided by (used in) financing activities	100,022	(313,990)
Foreign exchange impact on cash balance	(22,738)	(12,239)
Net increase in cash and cash equivalents	110,449	3,446
Cash and cash equivalents at the beginning of the period	153,156	258,367
Cash and cash equivalents at the end of the period	$263,605	$261,813

See accompanying notes.

IHS INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Class A Common Stock		Additional Paid-In Capital			Accumulated Other Comprehensive Loss
	Shares Outstanding	Amount		Treasury Stock	Retained Earnings		Total
Balance at November 30, 2014 (Audited)	68,372	$694	$956,381	$(105,873)	$1,415,069	$(106,725)	$2,159,546
Stock-based award activity	671	7	51,832	(4,865)	—	—	46,974
Excess tax benefit on vested shares	—	—	5,880	—	—	—	5,880
Repurchases of common stock	(864)	—	—	(106,011)	—	—	(106,011)
Net income	—	—	—	—	149,716	—	149,716
Other comprehensive loss	—	—	—	—	—	(65,123)	(65,123)
Balance at August 31, 2015	68,179	$701	$1,014,093	$(216,749)	$1,564,785	$(171,848)	$2,190,982
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

Our business has seasonal aspects. Our fourth quarter typically generates our highest quarterly levels of revenue and profit. Conversely, our first quarter generally has our lowest levels of revenue and profit. We also experience event-driven seasonality in our business; for instance, IHS Energy CERAWeek, an annual energy executive gathering, is held during our second quarter. Another example is the biennial release of the Boiler Pressure Vessel Code (BPVC) engineering standard, which generates revenue for us predominantly in the third quarter of every other year. We most recently recognized a benefit in connection with the BPVC release in the third quarter of 2015.

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

In May 2014, the FASB issued ASU 2014-09, which establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The ASU allows for the use of either the full or modified retrospective transition method, and the standard will be effective for us in the first quarter of our fiscal year 2019, although early adoption is permitted. We are currently evaluating the impact of this new standard on our consolidated financial statements, as well as which transition method we intend to use.

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

In September 2015, the FASB issued ASU 2015-16, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The standard will be effective for us in the first quarter of our fiscal year 2017, although early adoption is permitted. We do not expect that the adoption of this ASU will have a significant impact on our consolidated financial statements.

2.	Business Combinations

During the nine months ended August 31, 2015, we completed the following acquisitions, none of which were material either individually or in the aggregate:

JOC Group Inc. (JOC Group). On December 9, 2014, we acquired JOC Group, a global supplier of U.S. seaborne trade intelligence. We acquired JOC Group in support of our strategy to build integrated workflow solutions that target critical industry and government needs relating to global trade.

Infonetics Research, Inc. (Infonetics). On December 15, 2014, we acquired Infonetics, a provider of communications technology market intelligence. We acquired Infonetics to support our objective of providing customers with a global, end-to-end view of the information and communications technology supply chain.

Rushmore Associates Limited (Rushmore Reviews). On February 3, 2015, we acquired Rushmore Reviews, a service provider for drilling and completions solutions in the oil and gas industry. We acquired Rushmore Reviews in order to complement our existing set of well information assets and expand them globally.

Dataium. On March 25, 2015, we acquired Dataium, a U.S.-based company that provides business intelligence and analysis to the automotive industry. We acquired Dataium in order to enhance our automotive offerings with Dataium's compilation and analysis of online automotive shopping behavior and markets.

Root Wireless, Inc. (RootMetrics). On April 17, 2015, we acquired RootMetrics, a provider of mobile network analytics. We acquired RootMetrics in order to strengthen our position in telecommunications analytics and market intelligence, particularly related to the mobile user experience.

The aggregate purchase price for these acquisitions was approximately $370 million, net of cash acquired. We have preliminarily allocated $139 million of the aggregate purchase price to amortizing intangible assets and $271 million to goodwill.

3.	Intangible Assets

The following table presents details of our intangible assets, other than goodwill, as of August 31, 2015 and November 30, 2014 (in thousands):

	As of August 31, 2015			As of November 30, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Information databases	$635,071	$(248,002)	$387,069	$607,655	$(210,105)	$397,550
Customer relationships	596,027	(143,960)	452,067	511,680	(116,138)	395,542
Developed computer software	133,237	(72,778)	60,459	138,940	(63,561)	75,379
Trademarks	169,111	(33,595)	135,516	163,739	(22,937)	140,802
Other	28,521	(10,867)	17,654	29,579	(8,844)	20,735
Total	$1,561,967	$(509,202)	$1,052,765	$1,451,593	$(421,585)	$1,030,008
Intangible assets not subject to amortization:
Trademarks	59,031	—	59,031	61,101	—	61,101
Total intangible assets	$1,620,998	$(509,202)	$1,111,796	$1,512,694	$(421,585)	$1,091,109

Intangible assets amortization expense was $37.7 million and $109.4 million for the three and nine months ended August 31, 2015, respectively, as compared to $33.2 million and $100.1 million for the three and nine months ended August 31, 2014. The following table presents the estimated future amortization expense related to intangible assets held as of August 31, 2015 (in thousands):

Year	Amount
Remainder of 2015	$36,421
2016	$139,226
2017	$124,635
2018	$109,731
2019	$96,970
Thereafter	$545,782
Goodwill, gross intangible assets, and net intangible assets were all subject to foreign currency translation effects. Changes in our goodwill and gross intangible assets from November 30, 2014 to August 31, 2015 were primarily the result of recent acquisitions, net of foreign currency effects. The change in net intangible assets was primarily due to current year amortization, partially offset by the acquisitions made in 2015.

4.	Debt

The following table summarizes total indebtedness as of August 31, 2015 and November 30, 2014 (in thousands):

	August 31, 2015	November 30, 2014
2013 term loan	$673,750	$700,000
2014 revolving facility	655,000	385,000
5% senior notes due 2022	750,000	750,000
Capital leases	6,347	7,355
Total debt	$2,085,097	$1,842,355
Current portion	(36,014)	(36,257)
Total long-term debt	$2,049,083	$1,806,098

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

2014 revolving facility. In October 2014, we entered into a $1.3 billion senior unsecured revolving credit agreement (2014 revolving facility). Commitments of $500 million are available for borrowing by certain of our foreign subsidiaries and $50 million is available for letters of credit. Subject to certain conditions, the 2014 revolving facility may be expanded by up to an aggregate of $500 million in additional commitments. Borrowings under the 2014 revolving facility mature in October 2019 and bear interest at the same rates and spreads as the 2013 term loan. A commitment fee on any unused balance is payable periodically and ranges from 0.13 percent to 0.30 percent based upon our Leverage Ratio. We had approximately $1.8 million of outstanding letters of credit under the 2014 revolving facility as of August 31, 2015, which reduces the available borrowing under the facility by an equivalent amount.

Both the 2013 term loan and the 2014 revolving facility contain certain financial and other covenants, including a maximum Leverage Ratio and a minimum Interest Coverage Ratio, as such terms are defined in the respective agreements. Both agreements allow for leverage up to 3.5x, with the ability to temporarily increase that leverage to 3.75x for two quarters.

5% senior notes due 2022 (5% Notes). In October 2014, we issued $750 million aggregate principal amount of senior unsecured notes due 2022 in an offering not subject to the registration requirements of the Securities Act of 1933, as amended (the Securities Act). In August 2015, we completed a registered exchange offer for the 5% Notes. The 5% Notes bear interest at a fixed rate of 5.000 percent and mature on November 1, 2022. Interest on the 5% Notes is due semiannually on May 1 and November 1 of each year, commencing May 1, 2015. We may redeem the 5% Notes in whole or in part at a redemption price equal to 100% of the principal amount of the notes plus the Applicable Premium, as defined in the indenture governing the 5% Notes. Additionally, at the option of the holders of the notes, we may be required to purchase all or a portion of the notes upon occurrence of a Change of Control Triggering Event as defined in the indenture, at a price equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. The indenture contains covenants that limit our ability to, among other things, incur or create liens and enter into sale and leaseback transactions. In addition, the indenture contains a covenant that limits our ability to consolidate or merge with another entity or to sell all or substantially all of our assets to another entity. The indenture contains customary default provisions.

As of August 31, 2015, we were in compliance with all of our debt covenants. We have classified short-term debt based on principal maturities and expected cash availability over the next 12 months. As of August 31, 2015, we had approximately $655 million of outstanding borrowings under the 2014 revolving facility at a current annual interest rate of 1.70 percent and approximately $674 million of outstanding borrowings under the 2013 term loan at a current weighted average annual interest rate of 2.51 percent, including the effect of the interest rate swaps described in Note 5.

The carrying value of our debt instruments other than our 5% Notes approximate their fair value because of the variable interest rates associated with those instruments. The fair value of the 5% Notes as of August 31, 2015 was approximately $763 million, and was measured using observable inputs in markets that are not active; consequently, we have classified the 5% Notes within Level 2 of the fair value hierarchy.

5.	Derivatives

Our business is exposed to various market risks, including interest rate and foreign currency risks. We utilize derivative instruments to help us manage these risks. We do not hold or issue derivatives for speculative purposes.

Interest Rate Swaps

To mitigate interest rate exposure on our outstanding floating rate debt, we utilize the following types of derivative instruments:

•
Interest rate derivative contracts that effectively swap $200 million of floating rate debt at a 2.80 percent weighted-average fixed interest rate, plus the applicable spread on our floating rate debt. We entered into these swap contracts in January 2014, and the contracts expire in May and August 2020.

•
Forward-starting interest rate derivative contracts that effectively swap $200 million of floating rate debt at a 2.93 percent weighted-average fixed interest rate, plus the applicable spread on our floating rate debt. We entered into these swap contracts in November 2013. The contracts take effect in November 2015, and the contracts expire in November 2020.

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

Foreign Currency Forwards

To mitigate foreign currency exposure, we utilize the following derivative instruments:

•
Foreign currency forward contracts that hedge the foreign currency exposure on Euro-denominated receipts and British Pound-denominated expenses. Because the critical terms of the forward contracts and the forecasted cash flows coincide, there was no ineffectiveness associated with these contracts. We designated and accounted for these derivatives as cash flow hedges, with changes in fair value being deferred in AOCI in our consolidated balance sheets. There were no outstanding foreign currency forwards under these agreements as of August 31, 2015, and the notional amount of outstanding foreign currency forwards under these agreements as of November 30, 2014 was approximately $11.0 million.

•
Short-term foreign currency forward contracts that manage market risks associated with fluctuations in balances that are denominated in currencies other than the local functional currency. We account for these forward contracts at fair value and recognize the associated realized and unrealized gains and losses in other expense, net, since we have not designated these contracts as hedges for accounting purposes. The following table summarizes the notional amounts of these outstanding foreign currency forward contracts as of August 31, 2015 and November 30, 2014 (in thousands):

	August 31, 2015		November 30, 2014
Notional amount of currency pair:
Contracts to buy USD with CAD		$47,318		$51,194
Contracts to buy CAD with GBP	C$	79,000	C$	50,000
Contracts to buy USD with EUR		$10,014		$12,517
Contracts to buy CHF with USD	CHF	15,000	CHF	9,000
Contracts to buy GBP with EUR		£4,270		£4,774
Contracts to buy USD with GBP		$21,000		$48,000
Contracts to buy GBP with USD		£63,883		£—
Contracts to buy USD with JPY		$—		$8,778
Contracts to buy USD with KRW		$—		$10,000
Contracts to buy USD with CNY		$3,865		$—

Fair Value of Derivatives

Since our derivative instruments are not listed on an exchange, we have evaluated fair value by reference to similar transactions in active markets; consequently, we have classified all of our derivative instruments within Level 2 of the fair value measurement hierarchy. The following table shows the classification, location, and fair value of our derivative instruments as of August 31, 2015 and November 30, 2014 (in thousands):

	Fair Value of Derivative Instruments		Location on consolidated balance sheets
	August 31, 2015	November 30, 2014
Assets:
Derivatives designated as accounting hedges:
Foreign currency forwards	$—	$987	Other current assets
Derivatives not designated as accounting hedges:
Foreign currency forwards	1,218	1,005	Other current assets
Total	$1,218	$1,992

Liabilities:
Derivatives designated as accounting hedges:
Interest rate swaps	$22,616	$16,662	Other accrued expenses and other liabilities
Derivatives not designated as accounting hedges:
Foreign currency forwards	1,942	475	Other accrued expenses
Total	$24,558	$17,137

The net (gain) loss on foreign currency forwards that are not designated as hedging instruments for the three and nine months ended August 31, 2015 and 2014, respectively, was as follows (in thousands):

	Amount of (gain) loss recognized in the consolidated statements of operations
	Three months ended August 31,		Nine months ended August 31,		Location on consolidated statements of operations
	2015	2014	2015	2014
Foreign currency forwards	$4,077	$(392)	$3,117	$(1,323)	Other expense, net

The following table provides information about the cumulative amount of unrecognized hedge losses recorded in AOCI, net of tax, as of August 31, 2015 and 2014, respectively, as well as the activity on our cash flow hedging instruments for the three and nine months ended August 31, 2015 and 2014, respectively (in thousands):

	Three months ended August 31,		Nine months ended August 31,
	2015	2014	2015	2014
Beginning balance	$(12,436)	$(6,963)	$(9,482)	$(2,199)
Amount of gain (loss) recognized in AOCI on derivative:
Interest rate swaps	(1,134)	(366)	(4,629)	(5,645)
Foreign currency forwards	55	212	879	41
Amount of loss (gain) reclassified from AOCI into income:
Interest rate swaps (1)	519	239	1,027	713
Foreign currency forwards (1)	(418)	191	(1,209)	403
Ending balance	$(13,414)	$(6,687)	$(13,414)	$(6,687)

(1) Pre-tax amounts reclassified from AOCI into income related to interest rate swaps are recorded in interest expense, and pre-tax amounts reclassified from AOCI into income related to foreign currency forwards are recorded in revenue.

The unrecognized gains relating to the foreign currency forwards are expected to be reclassified into revenue within the next 12 months, and approximately $8.3 million of the $22.6 million unrecognized pre-tax losses relating to the interest rate swaps are expected to be reclassified into interest expense within the next 12 months.

6.	Restructuring Charges

During the nine months ended August 31, 2015, we eliminated 329 positions as part of resource refinement and alignment across most of our business functions, and we incurred additional direct and incremental costs related to lease abandonments and further consolidation of our legacy data centers. We expect to continue to incur costs related to these and other similar activities in future periods, resulting in additional restructuring charges.

During the nine months ended August 31, 2015, we recorded approximately $23.5 million of restructuring charges for these activities. Of these charges, approximately $17.5 million was recorded in the Americas segment, $4.9 million was recorded in the EMEA segment, and $1.2 million was recorded in the APAC segment.

The following table provides a reconciliation of the restructuring liability as of August 31, 2015 (in thousands):

	Employee Severance and Other Termination Benefits	Contract Termination Costs	Other	Total
Balance at November 30, 2014	$2,967	$17	$140	$3,124
Add: Restructuring costs incurred	22,093	611	1,381	24,085
Revision to prior estimates	(542)	—	—	(542)
Less: Amount paid	(22,406)	(94)	(1,413)	(23,913)
Balance at August 31, 2015	$2,112	$534	$108	$2,754

As of August 31, 2015, approximately $1.6 million of the remaining restructuring liability was in the Americas segment, approximately $0.9 million was in the EMEA segment, and approximately $0.3 million was in the APAC segment. The remaining $2.8 million restructuring liability is expected to be paid within the next 12 months.

7.	Acquisition-related Costs

During the nine months ended August 31, 2015, we recorded approximately $0.6 million of direct and incremental costs associated with acquisition-related activities, primarily legal and professional fees, most of which was recorded in the Americas segment.

The following table provides a reconciliation of the acquisition-related costs accrued liability as of August 31, 2015 (in thousands):

	Employee Severance and Other Termination Benefits	Contract Termination Costs	Other	Total
Balance at November 30, 2014	$586	$115	$417	$1,118
Add: Costs incurred	—	166	463	629
Revision to prior estimates	(12)	11	(35)	(36)
Less: Amount paid	(556)	(139)	(813)	(1,508)
Balance at August 31, 2015	$18	$153	$32	$203

As of August 31, 2015, the remaining acquisition-related costs accrued liability was primarily in the Americas segment. We expect that the remaining liability will be substantially paid within the next 12 months.

8.	Pensions and Postretirement Benefits

Our net periodic pension expense (income) for the three and nine months ended August 31, 2015 and 2014 was comprised of the following (in thousands):

	Three months ended August 31,		Nine months ended August 31,
	2015	2014	2015	2014
Service costs incurred	$496	$1,516	$1,485	$7,609
Interest costs on projected benefit obligation	2,081	2,117	6,228	6,358
Expected return on plan assets	(2,183)	(2,088)	(6,528)	(6,312)
Amortization of prior service credit	—	(114)	—	(790)
Amortization of transitional obligation	—	11	—	33
Curtailment gain	—	(2,877)	—	(2,877)
Net periodic pension expense (income)	$394	$(1,435)	$1,185	$4,021
Our net periodic postretirement expense was comprised of the following for the three and nine months ended August 31, 2015 and 2014 (in thousands):

	Three months ended August 31,		Nine months ended August 31,
	2015	2014	2015	2014
Service costs incurred	$4	$4	$12	$12
Interest costs	97	103	291	309
Net periodic postretirement expense	$101	$107	$303	$321

In September 2015, we made a $3.2 million contribution to our U.S. RIP in order to increase plan funding.

9.	Stock-based Compensation

Stock-based compensation expense for the three and nine months ended August 31, 2015 and 2014 was as follows (in thousands):

	Three months ended August 31,		Nine months ended August 31,
	2015	2014	2015	2014
Cost of revenue	$2,114	$2,906	$4,972	$6,277
Selling, general and administrative	31,221	44,821	96,197	121,446
Total stock-based compensation expense	$33,335	$47,727	$101,169	$127,723

Total income tax benefits recognized for stock-based compensation arrangements were as follows (in thousands):

	Three months ended August 31,		Nine months ended August 31,
	2015	2014	2015	2014
Income tax benefits	$10,683	$14,459	$32,428	$41,842
No stock-based compensation cost was capitalized during the three and nine months ended August 31, 2015 and 2014.
As of August 31, 2015, there was $125.4 million of unrecognized stock-based compensation cost, adjusted for estimated forfeitures, related to unvested stock-based awards that will be recognized over a weighted-average period of approximately 1.5 years. Total unrecognized stock-based compensation cost will be adjusted for future changes in estimated forfeitures and changes in estimated achievement of performance goals.
Restricted Stock Units (RSUs). The following table summarizes RSU activity during the nine months ended August 31, 2015:

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands)
Balance at November 30, 2014	2,518	$102.24
Granted	981	$115.91
Vested	(1,043)	$115.61
Forfeited	(162)	$113.75
Balance at May 31, 2015	2,294	$101.20
The total fair value of RSUs that vested during the nine months ended August 31, 2015 was $120.6 million.

10.	Income Taxes

Our effective tax rate is estimated based upon the effective tax rate expected to be applicable for the full year.
Our effective tax rate for the three and nine months ended August 31, 2015 was 22.9 percent and 21.7 percent, respectively, compared to 24.6 percent and 23.1 percent for the same periods of 2014, due to the benefit of certain discrete items.

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
Weighted-average shares of Class A common stock outstanding for the three and nine months ended August 31, 2015 and 2014 were calculated as follows (in thousands):

	Three months ended August 31,		Nine months ended August 31,
	2015	2014	2015	2014
Weighted-average shares outstanding:
Shares used in basic EPS calculation	68,355	68,269	68,619	68,100
Effect of dilutive securities:
Restricted stock units	465	642	551	710
Shares used in diluted EPS calculation	68,820	68,911	69,170	68,810

Share Repurchase Programs
In January 2015, our board of directors authorized us to repurchase up to $100 million of our Class A common stock in open market purchases or through privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the Exchange Act), subject to market conditions, applicable legal requirements and other relevant factors. We completed this program in June 2015, repurchasing 816,205 shares at an average price of approximately $122.52 per share.

In June 2015, our board of directors authorized us to repurchase up to $500 million of our Class A common stock in open market purchases or through privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act, subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate IHS to repurchase any set dollar amount or number of shares and is scheduled to expire on November 30, 2017, but may be suspended at any time at our discretion. The amount authorized under this program is inclusive of share repurchases of our Class A common stock surrendered by employees in an amount equal to the statutory tax liability associated with the vesting of their equity awards, for which we pay the statutory tax on behalf of the employee. During the third quarter of 2015, we repurchased 48,085 shares under this program for a total of approximately $6.0 million, at an average price of approximately $124.75 per share.

13.	Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in AOCI by component (net of tax) for the nine months ended August 31, 2015 (in thousands):

	Foreign currency translation	Net pension and OPEB liability	Unrealized losses on hedging activities	Total
Balance at November 30, 2014	$(83,634)	$(13,609)	$(9,482)	$(106,725)
Other comprehensive loss before reclassifications	(61,191)	—	(3,750)	(64,941)
Reclassifications from AOCI to income	—	—	(182)	(182)
Balance at August 31, 2015	$(144,825)	$(13,609)	$(13,414)	$(171,848)

14.	Segment Information

We prepare our financial reports and analyze our business results within our three reportable geographic segments: Americas, EMEA, and APAC. We evaluate segment performance primarily at the revenue and operating profit level for each of these three segments. We also evaluate revenues by transaction type and product category.
Information about the operations of our three segments is set forth below. No single customer accounted for 10% or more of our total revenue for the three and nine months ended August 31, 2015 and 2014. There are no material inter-segment revenues for any period presented. Certain corporate transactions are not allocated to the reportable segments, including such items as stock-based compensation expense, net periodic pension and postretirement expense, corporate-level impairments, and gain (loss) on sale of corporate assets.

	Americas	EMEA	APAC	Shared Services	Consolidated Total
	(In thousands)
Three months ended August 31, 2015
Revenue	$396,969	$134,526	$56,450	$—	$587,945
Operating income	$92,703	$38,170	$15,153	$(51,299)	$94,727
Depreciation and amortization	$50,879	$5,971	$1,038	$2,040	$59,928
Three months ended August 31, 2014
Revenue	$363,449	$138,120	$54,442	$—	$556,011
Operating income	$90,178	$35,166	$10,587	$(62,153)	$73,778
Depreciation and amortization	$41,846	$5,057	$2,317	$1,348	$50,568
Nine months ended August 31, 2015
Revenue	$1,164,931	$398,203	$162,479	$—	$1,725,613
Operating income	$252,244	$95,118	$39,750	$(144,030)	$243,082
Depreciation and amortization	$146,381	$18,505	$3,951	$5,920	$174,757
Nine months ended August 31, 2014
Revenue	$1,090,656	$403,828	$153,993	$—	$1,648,477
Operating income	$261,375	$94,226	$33,587	$(172,983)	$216,205
Depreciation and amortization	$124,414	$16,162	$3,405	$5,366	$149,347
Revenue by transaction type was as follows (in thousands):

	Three months ended August 31,		Nine months ended August 31,
	2015	2014	2015	2014
Subscription revenue	$466,600	$432,128	$1,374,088	$1,275,848
Non-subscription revenue	121,345	123,883	351,525	372,629
Total revenue	$587,945	$556,011	$1,725,613	$1,648,477
Revenue by product category was as follows (in thousands):

	Three months ended August 31,		Nine months ended August 31,
	2015	2014	2015	2014
Resources revenue	$217,713	$229,107	$669,955	$690,477
Industrials revenue	228,227	185,267	645,353	538,336
Horizontal products revenue	142,005	141,637	410,305	419,664
Total revenue	$587,945	$556,011	$1,725,613	$1,648,477

15.	Supplemental Guarantor Information

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

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF AUGUST 31, 2015
(In thousands)

	IHS Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$11,589	$252,016	$—	$263,605
Accounts receivable, net	—	182,595	148,078	—	330,673
Income tax receivable	41,255	—	—	(41,255)	—
Deferred subscription costs	—	52,941	31,820	(31,605)	53,156
Deferred income taxes	55,841	28,585	5,783	(12,182)	78,027
Intercompany receivables	539,653	81,434	181,748	(802,835)	—
Other	1,855	43,137	19,795	—	64,787
Total current assets	638,604	400,281	639,240	(887,877)	790,248
Non-current assets:
Property and equipment, net	—	269,507	53,295	—	322,802
Intangible assets, net	—	810,060	301,736	—	1,111,796
Goodwill	—	2,334,529	1,066,110	—	3,400,639
Investment in subsidiaries	2,336,071	1,759,565	—	(4,095,636)	—
Intercompany notes receivable	—	—	724,039	(724,039)	—
Other	10,498	12,234	1,382	—	24,114
Total non-current assets	2,346,569	5,185,895	2,146,562	(4,819,675)	4,859,351
Total assets	$2,985,173	$5,586,176	$2,785,802	$(5,707,552)	$5,649,599
Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$—	$36,014	$—	$—	$36,014
Accounts payable	5	36,866	20,842	—	57,713
Accrued compensation	—	68,226	20,752	—	88,978
Accrued royalties	—	17,686	6,298	—	23,984
Other accrued expenses	12,800	72,005	32,370	—	117,175
Income tax payable	—	45,193	27,795	(41,255)	31,733
Deferred revenue	—	350,723	287,955	(31,605)	607,073
Intercompany payables	10,802	728,565	63,468	(802,835)	—
Total current liabilities	23,607	1,355,278	459,480	(875,695)	962,670
Long-term debt	750,000	1,299,083	—	—	2,049,083
Accrued pension and postretirement liability	19,795	8,658	(842)	—	27,611
Deferred income taxes	—	283,897	84,217	(12,182)	355,932
Intercompany notes payable	—	724,039	—	(724,039)	—
Other liabilities	789	44,688	17,844	—	63,321
Total stockholders’ equity	2,190,982	1,870,533	2,225,103	(4,095,636)	2,190,982
Total liabilities and stockholders’ equity	$2,985,173	$5,586,176	$2,785,802	$(5,707,552)	$5,649,599

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF NOVEMBER 30, 2014
(In thousands)

	IHS Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$32,314	$120,842	$—	$153,156
Accounts receivable, net	—	212,711	208,663	—	421,374
Income tax receivable	18,000	16,384	—	(32,101)	2,283
Deferred subscription costs	—	53,272	28,048	(30,299)	51,021
Deferred income taxes	59,594	28,585	5,782	(12,181)	81,780
Intercompany receivables	712,976	174,161	291,873	(1,179,010)	—
Other	1,669	41,481	17,823	—	60,973
Total current assets	792,239	558,908	673,031	(1,253,591)	770,587
Non-current assets:
Property and equipment, net	—	246,498	54,921	—	301,419
Intangible assets, net	—	826,152	264,957	—	1,091,109
Goodwill	—	2,258,393	898,931	—	3,157,324
Investment in subsidiaries	2,249,359	1,748,795	—	(3,998,154)	—
Intercompany notes receivable	—	—	740,879	(740,879)	—
Other	11,498	13,701	2,792	—	27,991
Total non-current assets	2,260,857	5,093,539	1,962,480	(4,739,033)	4,577,843
Total assets	$3,053,096	$5,652,447	$2,635,511	$(5,992,624)	$5,348,430
Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$—	$35,974	$283	$—	$36,257
Accounts payable	93	31,083	21,069	—	52,245
Accrued compensation	—	57,651	44,224	—	101,875
Accrued royalties	—	24,590	12,756	—	37,346
Other accrued expenses	3,830	91,131	36,186	—	131,147
Income tax payable	—	—	32,101	(32,101)	—
Deferred revenue	—	317,144	309,342	(30,299)	596,187
Intercompany payables	119,268	1,056,664	3,078	(1,179,010)	—
Total current liabilities	123,191	1,614,237	459,039	(1,241,410)	955,057
Long-term debt	750,000	1,056,098	—	—	1,806,098
Accrued pension and postretirement liability	19,603	8,869	667	—	29,139
Deferred income taxes	—	311,796	47,804	(12,181)	347,419
Intercompany notes payable	—	740,879	—	(740,879)	—
Other liabilities	756	30,887	19,528	—	51,171
Total stockholders’ equity	2,159,546	1,889,681	2,108,473	(3,998,154)	2,159,546
Total liabilities and stockholders’ equity	$3,053,096	$5,652,447	$2,635,511	$(5,992,624)	$5,348,430

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED AUGUST 31, 2015
(In thousands)

	IHS Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$449,660	$159,444	$(21,159)	$587,945
Operating expenses:
Cost of revenue	—	222,391	21,579	(21,159)	222,811
Selling, general and administrative	4,038	147,476	56,230	—	207,744
Depreciation and amortization	—	45,313	14,615	—	59,928
Restructuring charges	—	831	1,059	—	1,890
Acquisition-related costs	—	172	(56)	—	116
Net periodic pension and postretirement expense (income)	7	566	(78)	—	495
Other expense (income), net	—	(249)	483	—	234
Total operating expenses	4,045	416,500	93,832	(21,159)	493,218
Operating income (loss)	(4,045)	33,160	65,612	—	94,727
Interest income	—	366	520	(612)	274
Interest expense	(9,791)	(8,946)	—	612	(18,125)
Non-operating expense, net	(9,791)	(8,580)	520	—	(17,851)
Income (loss) from continuing operations before income taxes	(13,836)	24,580	66,132	—	76,876
Benefit (provision) for income taxes	5,466	(9,709)	(13,389)	—	(17,632)
Income (loss) from continuing operations	(8,370)	14,871	52,743	—	59,244
Equity in net income (loss) of subsidiaries	67,614	(7,991)	—	(59,623)	—
Net income	$59,244	$6,880	$52,743	$(59,623)	$59,244

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED AUGUST 31, 2014
(In thousands)

	IHS Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$378,031	$182,011	$(4,031)	$556,011
Operating expenses:
Cost of revenue	—	166,343	56,896	(4,031)	219,208
Selling, general and administrative	3,394	150,425	57,466	—	211,285
Depreciation and amortization	—	43,408	7,160	—	50,568
Restructuring charges	—	1,337	1,031	—	2,368
Acquisition-related costs	—	—	—	—	—
Net periodic pension and postretirement income	(14)	(1,314)	—	—	(1,328)
Other expense (income), net	—	(1,662)	1,794	—	132
Total operating expenses	3,380	358,537	124,347	(4,031)	482,233
Operating income (loss)	(3,380)	19,494	57,664	—	73,778
Interest income	—	—	264	(13)	251
Interest expense	—	(12,113)	(195)	13	(12,295)
Non-operating income (expense), net	—	(12,113)	69	—	(12,044)
Income (loss) from continuing operations before income taxes	(3,380)	7,381	57,733	—	61,734
Benefit (provision) for income taxes	1,335	(2,914)	(13,638)	—	(15,217)
Income (loss) from continuing operations	(2,045)	4,467	44,095	—	46,517
Equity in net income of subsidiaries	48,562	57,239	—	(105,801)	—
Net income	$46,517	$61,706	$44,095	$(105,801)	$46,517

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED AUGUST 31, 2015
(In thousands)

	IHS Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$1,238,424	$537,294	$(50,105)	$1,725,613
Operating expenses:
Cost of revenue	—	628,291	88,474	(50,105)	666,660
Selling, general and administrative	10,710	407,800	195,652	—	614,162
Depreciation and amortization	—	125,717	49,040	—	174,757
Restructuring charges	—	14,589	8,954	—	23,543
Acquisition-related costs	—	522	71	—	593
Net periodic pension and postretirement expense (income)	22	1,697	(231)	—	1,488
Other expense, net	—	112	1,216	—	1,328
Total operating expenses	10,732	1,178,728	343,176	(50,105)	1,482,531
Operating income (loss)	(10,732)	59,696	194,118	—	243,082
Interest income	10,349	446	1,569	(11,750)	614
Interest expense	(29,393)	(24,932)	(9,998)	11,750	(52,573)
Non-operating expense, net	(19,044)	(24,486)	(8,429)	—	(51,959)
Income (loss) from continuing operations before income taxes	(29,776)	35,210	185,689	—	191,123
Benefit (provision) for income taxes	11,762	(13,908)	(39,261)	—	(41,407)
Income (loss) from continuing operations	(18,014)	21,302	146,428	—	149,716
Equity in net income of subsidiaries	167,730	7,273	—	(175,003)	—
Net income	$149,716	$28,575	$146,428	$(175,003)	$149,716

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED AUGUST 31, 2014
(In thousands)

	IHS Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$1,139,857	$539,240	$(30,620)	$1,648,477
Operating expenses:
Cost of revenue	—	566,692	121,006	(30,620)	657,078
Selling, general and administrative	9,235	385,177	218,233	—	612,645
Depreciation and amortization	—	112,233	37,114	—	149,347
Restructuring charges	—	3,159	3,244	—	6,403
Acquisition-related costs	—	466	551	—	1,017
Net periodic pension and postretirement expense	54	4,288	—	—	4,342
Other expense (income), net	—	(1,394)	2,834	—	1,440
Total operating expenses	9,289	1,070,621	382,982	(30,620)	1,432,272
Operating income (loss)	(9,289)	69,236	156,258	—	216,205
Interest income	—	471	700	(434)	737
Interest expense	—	(41,319)	(1,265)	434	(42,150)
Non-operating expense, net	—	(40,848)	(565)	—	(41,413)
Income (loss) from continuing operations before income taxes	(9,289)	28,388	155,693	—	174,792
Benefit (provision) for income taxes	3,669	(11,213)	(32,817)	—	(40,361)
Income (loss) from continuing operations	(5,620)	17,175	122,876	—	134,431
Equity in net income of subsidiaries	140,051	73,239	—	(213,290)	—
Net income	$134,431	$90,414	$122,876	$(213,290)	$134,431

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	IHS Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Three months ended August 31, 2015
Comprehensive income (loss)	$42,883	$(9,118)	$36,997	$(27,879)	$42,883

Three months ended August 31, 2014
Comprehensive income	$42,351	$57,139	$40,938	$(98,077)	$42,351

Nine months ended August 31, 2015
Comprehensive income (loss)	$84,593	$(36,218)	$84,907	$(48,689)	$84,593

Nine months ended August 31, 2014
Comprehensive income	$128,585	$84,052	$122,918	$(206,970)	$128,585

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED AUGUST 31, 2015
(In thousands)

	IHS Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash provided by operating activities	$—	$285,931	$210,730	$—	$496,661
Investing activities:
Capital expenditures on property and equipment	—	(85,879)	(11,809)	—	(97,688)
Acquisitions of businesses, net of cash acquired	—	(324,393)	(45,515)	—	(369,908)
Change in other assets	—	3,262	—	—	3,262
Settlements of forward contracts	—	—	838	—	838
Advances provided to other subsidiaries	—	—	(150)	150	—
Investment in subsidiaries	—	(100)	—	100	—
Net cash used in investing activities	—	(407,110)	(56,636)	250	(463,496)
Financing activities:
Proceeds from borrowings	—	465,000	—	—	465,000
Repayment of borrowings	—	(221,976)	(282)	—	(222,258)
Excess tax benefit from stock-based compensation	—	5,880	—	—	5,880
Repurchases of common stock	—	(148,600)	—	—	(148,600)
Advances received from other subsidiaries	—	150	—	(150)	—
Proceeds from issuance of intercompany equity	—	—	100	(100)	—
Net cash provided by (used in) financing activities	—	100,454	(182)	(250)	100,022
Foreign exchange impact on cash balance	—	—	(22,738)	—	(22,738)
Net increase (decrease) in cash and cash equivalents	—	(20,725)	131,174	—	110,449
Cash and cash equivalents at the beginning of the period	—	32,314	120,842	—	153,156
Cash and cash equivalents at the end of the period	$—	$11,589	$252,016	$—	$263,605

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED AUGUST 31, 2014
(In thousands)

	IHS Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash provided by operating activities	$—	$318,991	$223,459	$—	$542,450
Investing activities:
Capital expenditures on property and equipment	—	(72,329)	(10,985)	—	(83,314)
Acquisitions of businesses, net of cash acquired	—	(130,319)	(3,619)	—	(133,938)
Intangible assets acquired	—	—	(714)	—	(714)
Change in other assets	—	3,846	—	—	3,846
Settlements of forward contracts	—	—	1,345	—	1,345
Advances provided to other subsidiaries	—	—	(24,754)	24,754	—
Investment in subsidiaries	—	(112)	(50)	162	—
Intercompany dividends received from subsidiaries	—	—	55,000	(55,000)	—
Net cash provided by (used in) investing activities	—	(198,914)	16,223	(30,084)	(212,775)
Financing activities:
Proceeds from borrowings	—	165,000	—	—	165,000
Repayment of borrowings	—	(299,608)	(139,709)	—	(439,317)
Excess tax benefit from stock-based compensation	—	11,609	—	—	11,609
Repurchases of common stock	—	(51,282)	—	—	(51,282)
Advances received from other subsidiaries	—	24,754	—	(24,754)	—
Proceeds from issuance of intercompany equity	—	—	162	(162)	—
Intercompany dividends paid to subsidiaries	—	—	(55,000)	55,000	—
Net cash used in financing activities	—	(149,527)	(194,547)	30,084	(313,990)
Foreign exchange impact on cash balance	—	—	(12,239)	—	(12,239)
Net increase (decrease) in cash and cash equivalents	—	(29,450)	32,896	—	3,446
Cash and cash equivalents at the beginning of the period	—	56,207	202,160	—	258,367
Cash and cash equivalents at the end of the period	$—	$26,757	$235,056	$—	$261,813

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the financial condition and results of operations of IHS Inc. (IHS, we, us, or our) as of and for the periods presented. The following discussion should be read in conjunction with our annual report on Form 10-K for the year ended November 30, 2014 and the Condensed Consolidated Financial Statements and accompanying notes included in this quarterly report on Form 10-Q. References to 2015 are to our fiscal year 2015, which began on December 1, 2014 and ends on November 30, 2015.

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

Subscriptions represented approximately 79 percent of our total revenue in the third quarter of 2015. Our subscription agreements are typically annual and non-cancellable for the term of the subscription and may contain provisions for minimum monthly payments. For subscription revenue, the timing of our cash flows generally precedes the recognition of revenue and income, and therefore, we typically have good revenue visibility.

Our business has seasonal aspects. Our fourth quarter typically generates our highest quarterly levels of revenue and profit. Conversely, our first quarter generally has our lowest levels of revenue and profit. We also experience event-driven seasonality in our business; for instance, IHS Energy CERAWeek, an annual energy executive gathering, is held during our second quarter. Another example is the biennial release of the Boiler Pressure Vessel Code (BPVC) engineering standard, which generates revenue for us predominantly in the third quarter of every other year. We most recently recognized a benefit in connection with the BPVC release in the third quarter of 2015.

In 2015, we continue to focus on our key strategic priorities:

•
Operational excellence. Operational excellence encompasses our efforts to continuously improve our internal systems and processes to help us become more efficient, as well as allow us to capture new growth and expand margins as we strive to fully leverage a common global infrastructure.

•
Commercial expansion. We expect to continue our pace of new and integrated product platform releases and offerings, and we continue to develop and release product platforms across the various workflows we service. We also continue to target high potential and new opportunity accounts through our sales initiatives.

Global Operations

Approximately 40 percent of our revenue is generated outside of the United States; however, only about 20 percent of our revenue is transacted in currencies other than the U.S. dollar. As a result, a strengthening U.S. dollar relative to certain currencies has historically resulted in a negative impact to our revenue; conversely, a weakening U.S. dollar has historically resulted in a positive impact to our revenue. However, the impact on operating income is diminished due to certain operating expenses denominated in currencies other than the U.S. dollar. Our largest foreign currency exposures are the British Pound, Canadian Dollar, and Euro.

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

We also measure and report revenue by transaction type. Understanding revenue by transaction type helps us identify broad changes in product mix. We categorize our transaction type revenue into the following two categories:

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

Non-GAAP measures. We use non-GAAP financial measures such as EBITDA, Adjusted EBITDA, and free cash flow in our operational and financial decision-making, and believe that such measures allow us to focus on what we deem to be more reliable indicators of ongoing operating performance (Adjusted EBITDA) and our ability to generate cash flow from operations (free cash flow). We also believe that investors may find non-GAAP financial measures useful for the same reasons, although we caution readers that non-GAAP financial measures are not a substitute for GAAP financial measures or disclosures. None of these non-GAAP financial measures are recognized terms under GAAP and do not purport to be an alternative to net income or operating cash flow as an indicator of operating performance or any other GAAP measure. Throughout this MD&A and on our website (www.ihs.com), we provide reconciliations of these non-GAAP financial measures to the most directly comparable GAAP measures.

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

Results of Operations

Total Revenue

Third quarter 2015 revenue increased 6 percent compared to the third quarter of 2014, and our year-to-date 2015 revenue increased 5 percent compared to the same period in 2014. The table below displays the percentage change in revenue due to organic, acquisitive, and foreign currency factors when comparing the three and nine months ended August 31, 2015 to the three and nine months ended August 31, 2014.

	Change in Total Revenue
(All amounts represent percentage points)	Organic	Acquisitive	Foreign Currency
Third quarter 2015 vs. third quarter 2014	3%	5%	(2)%
Year-to-date 2015 vs. year-to-date 2014	2%	5%	(2)%

Organic growth for the three and nine months ended August 31, 2015, compared to the same periods of 2014, was primarily attributable to organic subscription growth, partially offset by negative non-subscription organic growth. Organic subscription growth was positive across the business, at 5 percent for the three and nine months ended August 31, 2015, compared to the same periods of 2014. We continue to benefit from strength in our Industrials product category, offset by lower Resources organic revenue growth from market pressure in our energy product offerings. Non-subscription organic revenue results were adversely impacted by lower consulting, software, and services revenue, mostly in our Resources product category, but were partially offset by the approximately $8 million positive sales impact associated with the biennial cycle of the BPVC, which was released in the third quarter of 2015.

Acquisitive revenue growth for the three and nine months ended August 31, 2015, compared to the same periods of 2014, was due to acquisitions we made in the last 12 months, including the following:

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

Revenue by Segment

	Three months ended August 31,		Percentage Change	Nine months ended August 31,		Percentage Change
(In thousands, except percentages)	2015	2014		2015	2014
Revenue:
Americas	$396,969	$363,449	9%	$1,164,931	$1,090,656	7%
EMEA	134,526	138,120	(3)%	398,203	403,828	(1)%
APAC	56,450	54,442	4%	162,479	153,993	6%
Total revenue	$587,945	$556,011	6%	$1,725,613	$1,648,477	5%

As a percent of total revenue:
Americas	68%	65%		68%	66%
EMEA	23%	25%		23%	24%
APAC	10%	10%		9%	9%

The percentage change in each geography segment is due to the factors described in the following table.

	Increase (decrease) in revenue
	Third quarter 2015 vs. third quarter 2014			Year-to-date 2015 vs. year-to-date 2014
(All amounts represent percentage points)	Organic	Acquisitive	Foreign Currency	Organic	Acquisitive	Foreign Currency
Americas	5%	6%	(1)%	3%	5%	(1)%
EMEA	(2)%	4%	(4)%	—%	3%	(4)%
APAC	—%	6%	(3)%	1%	6%	(2)%

Americas revenue for the three and nine months ended August 31, 2015, compared to the same periods of 2014, experienced steady organic subscription growth at 6 percent for the three and nine months, benefiting primarily from strong Industrials performance, which offset lower Resources growth. Non-subscription organic growth was 2 percent for the three months and negative 9 percent for the nine months. The positive third quarter result was primarily due to the biennial cycle of the BPVC release, while the results for the three and nine months have been adversely impacted by lower consulting, software, and services revenue, primarily in our Resources product category.

EMEA revenue for the three and nine months ended August 31, 2015, compared to the same periods of 2014, experienced organic subscription growth at 1 percent for the three months and 3 percent for the nine months, reflecting an overall slowing in the region. Non-subscription organic growth was negative 17 percent for the three months and negative 11 percent for the nine months, and was adversely impacted by lower software and consulting revenue.

APAC revenue for the three and nine months ended August 31, 2015, compared to the same periods of 2014, experienced organic subscription growth at 6 percent for the three and nine months, benefiting primarily from strong Industrials and Horizontal Products performance. Non-subscription organic growth was negative 14 percent for the three months and negative 13 percent for the nine months, and was adversely impacted primarily by lower software and consulting revenue in our Resources product category, partially offset by the increase in BPVC revenue in the Horizontal Products category.

Revenue by Transaction Type

	Three months ended August 31,		Percent change		Nine months ended August 31,		Percent change
(in thousands, except percentages)	2015	2014	Total	Organic	2015	2014	Total	Organic
Subscription revenue	$466,600	$432,128	8%	5%	$1,374,088	$1,275,848	8%	5%
Non-subscription revenue	121,345	123,883	(2)%	(4)%	351,525	372,629	(6)%	(10)%
Total revenue	$587,945	$556,011	6%	3%	$1,725,613	$1,648,477	5%	2%

As a percent of total revenue:
Subscription	79%	78%			80%	77%
Non-subscription	21%	22%			20%	23%

Subscription revenue grew at 5 percent organically for the three and nine months ended August 31, 2015, respectively, compared to the same periods of 2014, with Industrials subscription offerings providing the largest contribution to the growth and a smaller contribution from Resources due to energy market headwinds. We expect continued pressure on our Resources organic subscription growth rate, as lower current sales activity will be reflected in the earned revenue performance of future periods.

Non-subscription revenue decreased 4 percent and 10 percent organically for the three and nine months ended August 31, 2015, respectively, compared to the same periods of 2014, due to lower consulting, software, and services revenue, primarily in our Resources product category and energy market headwinds in our Horizontal Products category, partially offset by third quarter 2015 BPVC sales.

Revenue by Product Category

	Three months ended August 31,		Percent change		Nine months ended August 31,		Percent change
(in thousands, except percentages)	2015	2014	Total	Organic	2015	2014	Total	Organic
Resources revenue	$217,713	$229,107	(5)%	(4)%	$669,955	$690,477	(3)%	(3)%
Industrials revenue	228,227	185,267	23%	11%	645,353	538,336	20%	8%
Horizontal products revenue	142,005	141,637	—%	4%	410,305	419,664	(2)%	1%
Total revenue	$587,945	$556,011	6%	3%	$1,725,613	$1,648,477	5%	2%

As a percent of total revenue:
Resources	37%	41%			39%	42%
Industrials	39%	33%			37%	33%
Horizontal products	24%	25%			24%	25%

Total Resources revenue decreased 5 percent and 3 percent for the three and nine months ended August 31, 2015, respectively, compared to the same periods of 2014, and included organic subscription growth at 2 percent for the three months and 3 percent for the nine months. For the nine months ended August 31, 2015, on a constant currency basis, our Resources organic subscription base, which represents the annualized value of subscription contracts, has declined approximately $20 million, or about 3 percent, on a subscription base of approximately $750 million. We expect continued pressure on our Resources organic subscription growth rate, as lower current sales activity will be reflected in the earned revenue performance of future periods. Non-subscription organic growth was negative 30 percent for the three months and negative 26 percent for the nine months, and was adversely impacted by lower energy software, consulting, and services revenue.

Total Industrials revenue growth was 23 percent and 20 percent for the three and nine months ended August 31, 2015, respectively, compared to the same periods of 2014, and included organic subscription growth at 11 percent for the three months and 10 percent for the nine months, benefiting primarily from strong performance in our automotive product offerings. Non-subscription organic growth was 9 percent for the three months and 4 percent for the nine months, also due to strong performance in our automotive product offerings.

Total Horizontal Products revenue growth was flat and negative 2 percent for the three and nine months ended August 31, 2015, respectively, compared to the same periods of 2014, and included organic subscription growth at 2 percent for the three months and 3 percent for the nine months. Non-subscription organic growth was 8 percent for the three months and negative 7 percent for the nine months. The positive third quarter result was primarily due to the biennial cycle of the BPVC release, while the results for the three and nine months have been adversely impacted by energy market headwinds in our other Horizontal Products category offerings.

Operating Expenses

The following table shows our operating expenses and the associated percentages of revenue.

	Three months ended August 31,		Percentage Change	Nine months ended August 31,		Percentage Change
(In thousands, except percentages)	2015	2014		2015	2014
Operating expenses:
Cost of revenue	$222,811	$219,208	2%	$666,660	$657,078	1%

SG&A expense	$207,744	$211,285	(2)%	$614,162	$612,645	—%
Stock-based compensation expense allocated to SG&A	31,221	44,821	(30)%	96,197	121,446	(21)%
SG&A expense excluding stock-based compensation	$176,523	$166,464	6%	$517,965	$491,199	5%

Depreciation and amortization expense	$59,928	$50,568	19%	$174,757	$149,347	17%

As a percent of revenue:
Cost of revenue	38%	39%		39%	40%
SG&A expense	35%	38%		36%	37%
SG&A expense excluding stock-based compensation	30%	30%		30%	30%
Depreciation and amortization expense	10%	9%		10%	9%

Cost of Revenue

For the three and nine months ended August 31, 2015, cost of revenue decreased as a percentage of revenue, compared to the same periods in the prior year, primarily reflecting a product mix change towards our subscription offerings, which typically carry a higher margin. We are also focused on cost management across all areas. We continue to invest in areas such as our automotive and energy asset valuation offerings to drive future growth in the business.

Selling, General and Administrative (SG&A) Expense

We evaluate our SG&A expense after excluding stock-based compensation expense in order to focus on the ongoing operating performance of our SG&A activities. For the three and nine months ended August 31, 2015, compared to the same periods of 2014, SG&A expense excluding stock-based compensation as a percentage of revenue was largely unchanged.

For the three and nine months ended August 31, 2015, compared to the same periods of 2014, stock-based compensation expense decreased primarily due to the timing of changes in the number of shares expected to vest for performance-based awards in 2014, as well as the impact of forfeitures associated with restructuring activities. Please refer to Note 9 to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q for a discussion of stock-based compensation.

Depreciation and Amortization Expense

For the three and nine months ended August 31, 2015, compared to the same periods of 2014, depreciation and amortization expense increased primarily as a result of an increase in depreciable and amortizable assets from capital expenditures and acquisitions.

Restructuring

Please refer to Note 6 to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q for a discussion of our restructuring activities. During the nine months ended August 31, 2015, we incurred approximately $23.5 million of restructuring charges, primarily for severance related to resource refinement and alignment across most of our business functions, as well as other restructuring costs related to lease abandonments and further consolidation of our legacy data centers.

During the nine months ended August 31, 2015, we eliminated 329 positions related to these activities. We expect to continue to incur costs related to similar activities in future periods, resulting in additional restructuring charges.

Acquisition-related Costs

Please refer to Note 7 to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q for a discussion of costs associated with our integration and other acquisition-related activities. During the nine months ended August 31, 2015, we recorded approximately $0.6 million of direct and incremental costs associated with acquisition-related activities, primarily legal and professional fees.

Pension and Postretirement Expense

Net periodic pension and postretirement expense decreased from $4.3 million for the nine months ended August 31, 2014, to $1.5 million for the nine months ended August 31, 2015, primarily as a result of the pension freeze we implemented on our U.S. Retirement Income Plan (U.S. RIP) and Supplemental Income Plan (SIP) in July 2014. As a result of the pension freeze, we no longer have any expense related to participant service accruals, but continue to incur pension and postretirement expense related to plan administration, interest costs, and regulatory fees.

Our pension expense and associated pension liability as calculated under GAAP requires the use of assumptions about the estimated long-term rate of return on plan assets and the discount rate. Our pension investment strategy is designed to align the majority of our pension assets with the underlying pension liability and minimize volatility caused by changes in asset returns and discount rates. Our pension expense estimates are updated to reflect actual experience through the remeasurement process in the fourth quarter, or sooner if earlier remeasurements are required. For the nine months ended August 31, 2015, we used a 4.7 percent expected long-term rate of return on plan assets and a 4.2 percent discount rate for the U.S. RIP; the actual return on plan assets during that period was negative 1.9 percent. We anticipate that the difference between actual return on plan assets and expected return on plan assets will be largely mitigated by the offsetting change in the pension liability resulting from movements in the discount rate.

Operating Income by Segment (geography)

	Three months ended August 31,		Percentage Change	Nine months ended August 31,		Percentage Change
(In thousands, except percentages)	2015	2014		2015	2014
Operating income:
Americas	$92,703	$90,178	3%	$252,244	$261,375	(3)%
EMEA	38,170	35,166	9%	95,118	94,226	1%
APAC	15,153	10,587	43%	39,750	33,587	18%
Shared services	(51,299)	(62,153)		(144,030)	(172,983)
Total operating income	$94,727	$73,778	28%	$243,082	$216,205	12%

As a percent of segment revenue:
Americas	23%	25%		22%	24%
EMEA	28%	25%		24%	23%
APAC	27%	19%		24%	22%

For the three months ended August 31, 2015, compared to the same period of 2014, operating income as a percentage of revenue for the Americas segment decreased primarily due to higher depreciation and amortization expense associated with recent acquisitions and capital expenditures. A portion of the decrease was also attributable to the BPVC release cycle, as BPVC sales carry a lower margin than our typical product offerings. For the nine months ended August 31, 2015, compared to the same period of 2014, operating income as a percentage of revenue for the Americas segment decreased primarily because of severance expense associated with restructuring activities, as well as higher depreciation and amortization expense associated with recent acquisitions and capital expenditures. For the three and nine months ended August 31, 2015, compared to the same periods of 2014, the EMEA segment operating income as a percentage of revenue increased primarily as a result of product mix and lower selling expense, partially offset by increased restructuring expense and increased depreciation and amortization expense. For the three and nine months ended August 31, 2015, compared to the same periods of 2014, the APAC segment operating income as a percentage of revenue increased primarily as a result of product mix.

Provision for Income Taxes

Our effective tax rate for the three and nine months ended August 31, 2015 was 22.9 percent and 21.7 percent, respectively, compared to 24.6 percent and 23.1 percent for the same periods of 2014, due to the benefit of certain discrete items.

EBITDA and Adjusted EBITDA (non-GAAP measures)

The following table provides reconciliations of our net income to EBITDA and Adjusted EBITDA for the three and nine months ended August 31, 2015 and 2014.

	Three months ended August 31,		Percentage Change	Nine months ended August 31,		Percentage Change
(In thousands, except percentages)	2015	2014		2015	2014
Net income	$59,244	$46,517	27%	$149,716	$134,431	11%
Interest income	(274)	(251)		(614)	(737)
Interest expense	18,125	12,295		52,573	42,150
Provision for income taxes	17,632	15,217		41,407	40,361
Depreciation	22,186	17,361		65,358	49,241
Amortization	37,742	33,207		109,399	100,106
EBITDA	$154,655	$124,346	24%	$417,839	$365,552	14%
Stock-based compensation expense	33,335	47,727		101,169	127,723
Restructuring charges	1,890	2,368		23,543	6,403
Acquisition-related costs	116	—		593	1,017
Impairment of assets	—	—		1,243	—
Loss on sale of assets	—	—		—	2,654
Adjusted EBITDA	$189,996	$174,441	9%	$544,387	$503,349	8%
Adjusted EBITDA as a percentage of revenue	32.3%	31.4%		31.5%	30.5%

Our Adjusted EBITDA for the three and nine months ended August 31, 2015, compared to the same periods of 2014, increased primarily because of recent acquisitions, as well as our continued focus on realization of operating efficiencies and cost containment.

Financial Condition

(In thousands, except percentages)	As of August 31, 2015	As of November 30, 2014	Dollar change	Percent change
Accounts receivable, net	$330,673	$421,374	$(90,701)	(22)%
Accrued compensation	$88,978	$101,875	$(12,897)	(13)%
Deferred revenue	$607,073	$596,187	$10,886	2%

The decrease in accounts receivable is primarily due to the timing of billings and cash collections in 2015. We continue to experience the historical trend of seasonal decreases in our accounts receivable balances in the second and third fiscal quarters, as we typically have the most subscription renewals in our first and fourth fiscal quarters. The decrease in accrued compensation was primarily due to the 2014 bonus payout made in the first quarter of 2015 (partially offset by the current year accrual), as well as lower commission accruals. The increase in deferred revenue was primarily due to acquired deferred revenue balances, as well as foreign currency impacts.

Liquidity and Capital Resources

As of August 31, 2015, we had cash and cash equivalents of $264 million, of which approximately $246 million was held by our foreign subsidiaries. Cash held by our foreign subsidiaries could be subject to U.S. federal income tax if we decided to repatriate any of that cash to the U.S.; however, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not indicate a need to repatriate cash to fund our operations in jurisdictions outside of where they are held. We also had approximately $2.09 billion of debt as of August 31, 2015, comprised primarily of $750 million of senior notes, $655 million of revolving facility debt, and $674 million of term loan debt. As of August 31, 2015, we had approximately $645 million available under our revolving credit facility.

Due to our refinancing in the fourth quarter of 2014, a larger portion of our debt is now carried at a fixed interest rate, which has resulted in a higher average interest rate for overall debt and is the primary reason for the increase in interest expense for the three and nine months ended August 31, 2015, compared to the same periods of 2014. We expect that our increased debt, coupled with the higher effective interest rate, will result in higher interest expense in the near future.

In the first quarter of 2015, our board of directors authorized us to repurchase up to $100 million of outstanding stock. We completed this repurchase program in June 2015 and announced a new $500 million repurchase program for share repurchases through November 2017. This new repurchase program does not obligate us to repurchase any set dollar amount or number of shares. The amount authorized under the new program includes open market share repurchases, as well as repurchases for stock surrendered by employees in an amount equal to the statutory tax liability associated with the vesting of their equity awards, for which we pay the statutory tax on behalf of the employee. In the absence of larger scaled acquisition opportunities, we expect to accelerate repurchases under this repurchase program.

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

Cash Flows

	Nine months ended August 31,
(In thousands, except percentages)	2015	2014	Dollar change	Percent change
Net cash provided by operating activities	$496,661	$542,450	$(45,789)	(8)%
Net cash used in investing activities	$(463,496)	$(212,775)	$(250,721)	118%
Net cash provided by (used in) financing activities	$100,022	$(313,990)	$414,012	(132)%

The decrease in net cash provided by operating activities was primarily due to increased cash payments associated with restructuring activities and interest expense in 2015, as well as less favorable working capital generation. Our subscription-based business model continues to be a cash-flow generator that is aided by positive working capital characteristics that do not generally require substantial working capital increases to support our growth.

The increase in net cash used in investing activities was principally due to the acquisitions of JOC Group, Infonetics, Rushmore Reviews, Dataium, and RootMetrics in the first half of 2015, as well as an increase in capital expenditures.

The increase in net cash provided by (used in) financing activities in 2015 was principally to help finance our acquisitions and share repurchase activities in the first nine months of 2015, versus our focus on reducing our debt leverage in 2014.

Free Cash Flow (non-GAAP measure)

The following table reconciles our non-GAAP free cash flow measure to net cash provided by operating activities.

	Nine months ended August 31,
(In thousands, except percentages)	2015	2014	Dollar change	Percent change
Net cash provided by operating activities	$496,661	$542,450
Capital expenditures on property and equipment	(97,688)	(83,314)
Free cash flow	$398,973	$459,136	$(60,163)	(13)%

The decrease in free cash flow was due to moderating cash collections in 2015 compared to 2014, as well as an increase in capital expenditures from 5 percent of revenue in 2014 to 6 percent of revenue in 2015. Our free cash flow has historically been positive due to the robust cash generation attributes of our business model, and we expect that it will continue to be a significant source of funding for our business strategy of growth through organic and acquisitive means. On a trailing twelve-month basis, the ratio of free cash flow to Adjusted EBITDA was approximately 62 percent. Over the longer term, we anticipate that this ratio will continue to be in the mid-60s range.

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

Borrowings under the 2014 revolving facility and 2013 term loan are subject to variable interest rates. We use interest rate swaps in order to fix a portion of our variable rate debt as part of our overall interest rate risk management strategy. As of August 31, 2015, we had approximately $1.329 billion of floating-rate debt at a 1.75 percent weighted-average interest rate, of which $200 million was subject to effective floating-to-fixed interest rate swaps. A hypothetical increase in interest rates of 100 basis points applied to our floating rate indebtedness would increase our annual interest expense by approximately $11 million ($13 million without giving effect to any of our interest rate swaps).

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides detail about our share repurchases during the three months ended August 31, 2015.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
June 1 - June 30, 2015:
Share repurchase programs (1)	261,798	$123.99	261,798	$500,000
Employee transactions (2)	21,173	$125.18	N/A	N/A
July 1 - July 31, 2015:
Share repurchase programs (1)	—	$—	—	$497,759
Employee transactions (2)	17,435	$128.52	N/A	N/A
August 1 - August 31, 2015:
Share repurchase programs (1)	48,085	$124.75	48,085	$491,347
Employee transactions (2)	3,329	$124.44	N/A	N/A
Total share repurchases	351,820	$124.40	309,883

(1) In January 2015, our board of directors authorized us to repurchase up to $100 million of our Class A common stock. (the January 2015 Program). We completed this repurchase program in June 2015.

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

Item 5.    Other Information

Entry into Agreement with Executive Officer

On September 17, 2015, we announced that Brian Sweeney would be leaving his position as our Senior Vice President, Global Sales effective November 27, 2015.  In connection with his departure, IHS and Mr. Sweeney entered into an agreement on September 25, 2015 to define certain terms of Mr. Sweeney's resignation. The terms of the new agreement include provisions related to his continued service through November 27, 2015 (such date, or such earlier date as his employment may end by mutual agreement, being the Effective Termination Date). Provisions of the new agreement also include (i) payment, on the dates specified in the agreement, to Mr. Sweeney of $1,304,250, constituting 1.5 times base salary and “target” bonus,  (ii) acceleration of the vesting of 20,000 shares of IHS Class A common stock under previously granted performance-based equity awards, with such stock to be delivered following the Effective Termination Date, and (iii) an annual bonus payment for the fiscal year ended November 30, 2015 pursuant to the IHS Annual Incentive Plan (the AIP), based on actual achievement of the Company’s performance objectives for the fiscal year, to be paid on the date any such AIP payment is made to IHS executives generally.  In addition, in conjunction with the new agreement and as a condition to receipt of the consideration thereunder, Mr. Sweeney has executed a release that, along with other customary terms and conditions, releases IHS from any and all claims. The agreements are filed as Exhibit 10.1 and Exhibit 10.02 to this quarterly report on Form 10-Q.

Iran Threat Reduction and Syria Human Rights Act Disclosure

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our affiliates knowingly engaged in certain specified activities during the period covered by the report. Disclosure is generally required even if the transactions or dealings were conducted in compliance with applicable law and regulations. During the third quarter of 2014, we acquired Global Trade Information Services, a Virginia corporation (“GTIS”). GTIS publishes the Global Trade Atlas (the “GTA”), an online trade data system offering global merchandise trade statistics such as import and export data from official sources in more than 65 countries. Included in the GTA is certain trade data sourced from Iran for which GTIS pays an annual fee of approximately

$30,000. The procurement of this information is exempt from applicable economic sanctions laws and regulations as a funds transfer related to the exportation or importation of information and informational materials. Sales attributable to this Iranian trade data represented approximately $75,000 in gross revenue for GTIS in the third quarter of 2015 and would have represented approximately 0.01 percent of our third quarter 2015 consolidated revenues and gross profits. Subject to any changes in the exempt status of such activities, we intend to continue these business activities as permissible under applicable export control and economic sanctions laws and regulations.

Item 6.	Exhibits

(a)	Index of Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description
10.1	Agreement by and between IHS Inc. and Brian Sweeney, dated September 25, 2015.

10.2	Release Agreement by and between IHS Inc. and Brian Sweeney, dated September 25, 2015.

31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act

32	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 29, 2015.

IHS INC.

By:	/s/ Heather Matzke-Hamlin
	Name:	Heather Matzke-Hamlin
	Title:	Senior Vice President and Chief Accounting Officer