Form 10-K
period 2015-11-30
IHS Inc.
filed 2016-01-15
CIK 1316360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________
FORM 10-K
  ___________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the closing price for the Class A Common Stock as reported on the New York Stock Exchange composite tape on the last business day of the registrant's most recently completed second fiscal quarter, was approximately $5.6 billion. All executive officers, directors, and holders of five percent or more of the outstanding Class A Common Stock of the registrant have been deemed, solely for purposes of the foregoing calculation, to be "affiliates" of the registrant.
As of December 31, 2015, there were 67,143,491 shares of our Class A Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of the Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement on Schedule 14A for the Annual Meeting of Stockholders to be held on April 6, 2016, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant's fiscal year.

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

Fiscal Year End

Our fiscal year ends on November 30 of each year. Unless otherwise indicated, references in this Annual Report on Form 10-K to an individual year means the fiscal year ended November 30. For example, “2015” refers to the fiscal year ended November 30, 2015.

PART I

Item 1. Business

Our Vision

Our vision is to be the Source for Critical Information and Insight that powers growth and value for our customers. We intend to be the source that customers trust, rely upon, and come to first when they need to better understand the present and anticipate the future. Our mission is to translate the value of our global information, expertise, and knowledge to enable customer success and create customer delight on a daily basis.

Our Business

We are a leading source of information, insight, and analytics in critical areas that shape today’s business landscape. Businesses and governments around the globe rely on our comprehensive content, expert independent analysis, and flexible delivery methods. Our aim is to embed our content and solutions within the entire spectrum of our customers’ organizations, enabling executive level capital deployment strategies and supporting decision-making activities of front-line employees managing complex core daily operations. We serve customers in a wide variety of capital-intensive industries and workflows.

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

Our Objectives

To achieve our vision of being the Source for Critical Information and Insight, we have established five inter-dependent objectives upon which we focus our efforts, as described below. We externally benchmark our progress annually against these five objectives. To measure customer satisfaction (which we refer to as Customer Delight) and colleague success, we use third-party surveys and develop goals based on those metrics. For 2016, our corporate objectives are:

•	Improve Customer Delight;
•Foster a culture that enables colleague success;
•Deliver profitable top- and bottom-line growth;
•Provide an opportunity for stockholder success relative to our peer group; and
•Improve corporate sustainability and responsibility.

Our Strategy

Our strategy is to bring together information, research, and analytics, and to deliver integrated solutions to customers in separate but interconnected industries. At the end of 2015, we transitioned to a new operating structure to better align and focus our operations. We believe this structure will simplify our operating model and improve our operational performance by driving greater speed, clarity, and accountability. Specifically, we intend to do the following:

Align organizational structure. We have transitioned to an industry- and workflow-focused organizational structure consistent with our new segments, as further described below. We expect that this transition will allow us to operate with greater efficiency by managing all commercial operations, including sales, marketing, and product management and development by segment. We anticipate that this transition will also increase the speed of decision-making, drive consistency, and remove complexity. As part of this effort, we are undertaking a portfolio evaluation to determine strategic fit, long-term growth potential, and profitability within our business model. We have determined that our Operational Excellence and Risk Management (OE&RM) and GlobalSpec product offerings are no longer aligned with our strategic goals, and we have therefore decided to divest these product groups. We will continue to evaluate the long-term potential and strategic fit of all of our assets.

Optimize product platforms. Our investment priorities for product platforms are primarily in energy, transportation, and product design, and we intend to continue to invest in analytics across the business to increase our customer value proposition and leverage our existing information and delivery platforms.

Simplify capital allocation. We are simplifying our mergers and acquisitions strategy to focus on fewer, larger deals, which will allow us to increase our productivity and integration efforts. In the absence of larger scaled acquisition opportunities, we plan to deploy capital towards our $500 million share buyback program, which we believe achieves the best balance between scaling through acquisitions and returning capital to shareholders.

Our Global Organizational Structure

To serve our customers, we are organized into the following three industry- and workflow-focused segments:

•Resources, which includes our Energy and Chemicals product offerings;

•	Transportation, which includes our Automotive; Maritime & Trade; and Aerospace, Defense & Security product offerings; and

•	Consolidated Markets & Solutions, which includes our Product Design; Technology, Media & Telecom; and Economics & Country Risk product offerings.

We expect that this organizational structure will make it easier for our customers to do business with us by providing a cohesive, consistent, and effective product, sales, and marketing approach by industry and workflow.

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

Our customers operate in global interconnected capital-intensive industries, and we are continuing to build on our existing scale to integrate our comprehensive content, expertise, tools, technology, and research and analysis to produce a differentiated solution set that makes us an important part of many of our customers’ core workflows. The result is a primarily subscription-based business, which tends to generate recurring revenue and cash flow for us. Subscription agreements generally represent approximately 80 percent of our total revenue, and are typically annual and non-cancellable for the term of the subscription and may contain provisions for minimum monthly payments. Our subscription revenue is generally stable and predictable, and we have long-term relationships with many of our customers.

We develop our products and services based on customer needs in the target industries we serve and in the workflows that our customers use. By connecting our comprehensive content and expertise to our customers' workflows across our target industries, we strive to create value for our customers by uniquely addressing capital and operating decisions across our customers' entire supply chains and global markets. We have organized our business to address the following key industries and workflows:

Resources

•
Energy and Chemicals. Approximately 90 percent of Resources revenue comes from our Energy offerings, with the remaining 10 percent coming from Chemicals. These industry sectors include specific industries such as Oil & Gas, Coal, Power & Utilities, and Chemicals. Our content and analytics provide worldwide information and analysis on millions of wells, pipeline miles, and regulatory and mineral rights documents, as well as global information on oil and gas fields, basins, and operating assets and thousands of power and industrial plants. Our content and analytics also provide data for manufacturing processes, as well as capital expenditure, cost, price, production, trade, demand, and capacity industry analysis and forecasts. We provide a number of service offerings for these industries, including training, strategy development, and project development offerings, as well as hosting well-recognized annual conferences related to these industries.

Transportation

Our Transportation segment is comprised of our Automotive offerings, which represent about 75 percent of the segment's revenue, and our Maritime & Trade and Aerospace, Defense & Security offerings, which make up the balance of the segment's revenue.

•
Automotive. We serve the full automotive value chain with a focus on original equipment manufacturers (OEMs), parts suppliers, and dealers. We provide authoritative analysis and forecasts of sales and production for light vehicles, medium and heavy commercial vehicles, powertrain, components, and technology systems across all major markets. We also provide a wide range of performance measurement tools and marketing solutions for car makers, dealers, and agencies. We are developing new solutions that address needs across the value chain, including strategy and planning, marketing, sales, dealer services, and after sales.

•
Maritime & Trade (M&T). Our M&T content and analytics provide comprehensive data on close to 200,000 ships over 100 gross tons, as well as monthly import and export statistics on more than 80 countries and tracking and forecasting more than 90 percent of international trade by value.

•
Aerospace, Defense & Security (AD&S). Our AD&S content and analytics provide specifications for thousands of military vehicles, naval vessels, and aircraft types. Our budget forecasts cover more than 95 percent of global defense spending, and we have analyzed more than 150,000 terrorism-related events, with more analyzed and added each day.

Consolidated Markets & Solutions (CMS)

Our CMS segment is comprised of our Product Design offerings, which represent a little more than 50 percent of the segment's revenue, and our Technology, Media & Telecom and Economics and Country Risk offerings, which make up the balance of the segment's revenue.

•
Product Design. Our Product Design solutions provide technical professionals with the information and insight required to more effectively design products, complete engineering projects, solve technical problems, and address complex supply chain challenges. Our Product Design offerings include content and analysis on millions of engineering and technical standards, codes, specifications, handbooks, reference books, journals, and other scientific and technical documents, as well as software-based engineering decision engines for innovation, productivity, and quality.

•
Technology, Media & Telecom (TMT). Our TMT solutions service the entire technology value chain, including components and devices, telecom analytics, and end market intelligence. We deliver comprehensive insight and tools for managing technology parts, leveraging our component database of more than 450 million parts. Our TMT solutions enable customers to optimize their supplier and customer engagement strategy and differentiate their product portfolio from the competition through market share, supply chain, and technology adoption analyses and forecasts on a geographic, industry, and company level.

•
Economics and Country Risk (ECR). We provide strategic and commercial professionals with information, research, and tools that support a wide range of commercial decisions and processes, including capital investments, country-entry strategies, acquisitions, annual strategic planning processes, and monthly/quarterly production and sales forecasts. Our ECR capabilities translate high-level macroeconomic, political, and security drivers into industry-level demand forecasts and risk factors.

Sales and Marketing

Our sales teams are located throughout the world and are organized within their respective business lines to align with our customers by industry and workflow. We also conduct regular customer surveys to understand both current customer satisfaction levels and potential opportunities for improvement, which we then use to provide additional direction to sales and marketing about key areas of focus.

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

•	Resources. Our Energy and Chemical offerings compete primarily with offerings from Verisk, Drilling Information, GeoScout, PIRA Energy Group, Reed Elsevier, and Nexant.

•
Transportation. In the Automotive market, we primarily compete with offerings from LMC Automotive, Urban Science, and Experian and, with respect to vehicle history reports, principally with Experian and various other providers approved by the National Motor Vehicle Title Information System of the United States Department of Justice. In Maritime & Trade markets, we primarily compete with offerings from Informa plc. In AD&S markets, we primarily compete with offerings from Forecast International and TEGNA.

•
CMS. Our Product Design offerings primarily compete with offerings of SAI Global, Thomson Reuters, Thomas Publishing, and the standards developing organizations (SDOs), among others. Our electronics design offerings primarily compete with offerings from Arrow Electronics and parts manufacturers and distributors. Our TMT offerings compete principally with offerings from Gartner, and our ECR offerings compete primarily with offerings from the Economist Group and Oxford Economics.

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

Intellectual property licensed from third parties, including SDOs, government agencies, and manufacturers, is a component of our offerings and, in many cases, cannot be independently replaced or recreated by us or others. We have longstanding relationships with most of the third parties from whom we license information. Almost all of the licenses that we rely upon are nonexclusive and expire within one to two years, unless renewed.

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

Employees

As of November 30, 2015, we had approximately 8,600 employees located in 32 countries around the world.

Seasonality

Our business has seasonal aspects. Our fourth quarter typically generates our highest quarterly levels of revenue and profit. Conversely, our first quarter generally has our lowest quarterly levels of revenue and profit. We also experience event-driven seasonality in our business; for instance, IHS Energy CERAWeek, an annual energy executive gathering, was held during our second quarter in 2015 and will be held during our first quarter in 2016. Another example is the biennial release of the Boiler Pressure Vessel Code (BPVC) engineering standard, which generates revenue for us predominantly in the third quarter of every other year. The most recent BPVC release was in the third quarter of 2015.

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

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports are available on our website (www.ihs.com) as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. We have also posted our code of ethics, which we refer to as our Business Code of Conduct, on our website. Copies of each of these documents are also available, without charge, from IHS Investor Relations and Corporate Communications, 15 Inverness Way East, Englewood, CO 80112.

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

We seek to achieve our growth objectives by enhancing our offerings to meet the needs of our customers through organic development, including by delivering integrated workflow platforms, cross-selling our products across our existing customer base and acquiring new customers, entering into strategic partnerships, and acquisitions. If we are unable to successfully execute on our strategies to achieve our growth objectives, our growth rates could be adversely affected. An additional factor that may adversely affect our growth rates is continued global economic uncertainty, particularly in our energy end market. Our

Resources segment in particular may continue to be adversely affected by industry dynamics, including decisions on the part of our customers to defer capital spending in uncertain economic environments.

If we are unable to consistently renew and enter into new subscriptions for our offerings, our results could weaken.

The majority of our revenue is based on subscriptions to our offerings. In 2015, we derived approximately 81 percent of our revenues from subscriptions, which revenue we recognize ratably over the subscription terms. Our operating results depend on our ability to achieve and sustain high renewal rates on our existing subscription base and to enter into new subscription arrangements at acceptable prices and other commercially acceptable terms. Failure to meet one or more of these subscription objectives could have a material adverse effect on our business, financial condition, and operating results.

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

We obtain data from a wide variety of external sources that we transform into critical information and insight and use to create integrated solutions for our customers. Certain of our offerings include content that is either purchased or licensed from third parties. In particular, our industry standards offerings that are part of our Product Design workflow rely on information licensed from SDOs. Offerings that rely upon SDO information accounted for less than 15 percent of our total revenue in 2015. We believe that the content licensed from many of these third parties, including the SDOs, cannot be obtained from alternate sources on favorable terms, if at all. Our license agreements with these third parties are generally nonexclusive and many are terminable on less than one year's notice. In addition, many of these third parties, including the SDOs, compete with one another and with us. If we lose access to a significant number of data sources and cannot replace the data through alternative sources or we are unable to obtain information licensed to us at cost-effective prices, specific customer solutions may be impacted and it could adversely affect the quality of our offerings and our business, financial condition, and operating results.

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

We operate in many countries around the world and a significant part of our revenue comes from international sales. In 2015, we generated approximately 40 percent of our revenues from sales outside the United States. Approximately 20 percent of our revenue is transacted in currencies other than the U.S. dollar. We earn revenues, pay expenses, own assets, and incur liabilities in countries using currencies other than the U.S. dollar, including the British Pound, the Canadian Dollar, and the Euro. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income, expenses, and the value of assets and liabilities into U.S. dollars at exchange rates in effect during or at the end of each reporting period. We may use derivative financial instruments to reduce our net exposure to currency exchange rate fluctuations. Nevertheless, increases or decreases in the value of the U.S. dollar against other major currencies can materially affect our net operating revenues, operating income, and the value of balance sheet items denominated in foreign currencies.

Operating in many jurisdictions around the world, we may be affected by: changes in tax rates and tax laws or their interpretation, including changes related to tax holidays or tax incentives; trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment; unexpected changes in regulatory requirements; social, political, labor, or economic conditions in a specific country or region; and difficulties in staffing and managing local operations. We must also manage the uncertainties of obtaining data and creating solutions that are relevant to particular geographic markets; differing levels of intellectual property protection in various jurisdictions; and potential adverse tax consequences on the repatriation of funds and from taxation reform affecting multinational companies. In addition, as we operate our business around the world, we must manage the potential conflicts between locally accepted business practices in any given jurisdiction and our obligations to comply with laws and regulations, including anti-corruption regulations applicable to us, such as the U.S. Foreign Corrupt Practices Act and the UK Bribery Act. We have developed and instituted a corporate compliance program which includes, among other things, employee training and the creation of appropriate policies defining employee behavior that mandate adherence to laws. While we implement policies and procedures intended to promote and facilitate compliance with all applicable laws, our employees, contractors, and agents, as well as those independent companies to which we outsource certain business operations, may take actions in violation of our policies. Any such violation, even if prohibited by our policies, could have an adverse effect on our business and reputation.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our Facilities

Our colleagues work in offices at 126 locations around the world, comprised of 72 offices in the Americas (61 in the United States), 31 offices in Europe, the Middle East and Africa (EMEA), and 23 offices in the Asia Pacific region (APAC). We own the buildings at three of our facilities, including our headquarters in Englewood, Colorado, and two other office locations. All of our other facilities are leased with terms ranging from month-to-month at several locations to an expiration date in 2027 for one of our facilities. We believe that our properties, taken as a whole, are in good operating condition, are suitable and adequate for our current business operations, and that additional or alternative space will be available on commercially reasonable terms for future use and expansion.

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

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock is quoted on the New York Stock Exchange under the symbol “IHS.” The following table sets forth for the indicated periods the high and low sales prices per share for our Class A common stock on the New York Stock Exchange:

Fiscal Year 2015 Quarters Ended:	High	Low
February 28, 2015	$125.71	$106.03
May 31, 2015	128.15	107.00
August 31, 2015	135.17	110.13
November 30, 2015	123.55	104.65

Fiscal Year 2014 Quarters Ended:	High	Low
February 28, 2014	$123.95	$110.44
May 31, 2014	126.83	116.76
August 31, 2014	143.49	124.62
November 30, 2014	143.92	118.41

We have been advised by our transfer agent, American Stock Transfer, that we had 12 holders of record of our Class A Common Stock as of December 31, 2015. Based on reports of security position listings and the number of proxies requested by brokers in conjunction with the prior year’s annual meeting of stockholders, we believe we have approximately 44,000 beneficial holders of our Class A Common Stock.

Our authorized capital stock consists of 160,000,000 shares of Class A common stock. The holders of our Class A common stock are entitled to one vote per share.

Dividend Policy

We have not previously paid a dividend, and we do not anticipate paying any dividends in the foreseeable future.

Issuer Purchases of Equity Securities

The following table provides detail about our share repurchases during the three months ended November 30, 2015. See "Item 8 - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 16" in Part II of this Form 10-K for information regarding our stock repurchase programs.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
September 1 - September 30, 2015:
Share repurchase programs (1)	149,679	$116.91	149,679	$473,791
Employee transactions (2)	489	$116.96	N/A	N/A
October 1 - October 31, 2015:
Share repurchase programs (1)	345,700	$118.18	345,700	$431,229
Employee transactions (2)	14,646	$116.49	N/A	N/A
November 1 - November 30, 2015:
Share repurchase programs (1)	298,378	$120.58	298,378	$389,297
Employee transactions (2)	49,573	$120.09	N/A	N/A
Total share repurchases	858,465	$118.87	793,757

(1) In January 2015, our board of directors authorized us to repurchase up to $100 million of our Class A common stock (the January 2015 Program). We completed this repurchase program in June 2015.

In June 2015, our board of directors authorized us to repurchase up to $500 million of our Class A common stock (the June 2015 Program). We may repurchase shares in open market purchases or through privately negotiated transactions in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), subject to market conditions, applicable legal requirements, and other relevant factors. The June 2015 Program does not obligate us to repurchase any set dollar amount or number of shares and is scheduled to expire on November 30, 2017, but may be suspended at any time at our discretion. The amount authorized under the June 2015 Program is inclusive of share repurchases of our Class A common stock surrendered by employees in an amount equal to the statutory tax liability associated with the vesting of their equity awards, for which we pay the statutory tax on behalf of the employee, as previously approved by our board of directors.

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

The graph assumes a $100 cash investment on November 30, 2010 and the reinvestment of all dividends (which we did not pay). This graph is not indicative of future financial performance.

Comparison of Cumulative Total Return Among IHS Inc., S&P 500 Index, and Peer Group

Item 6. Selected Financial Data

You should read the following selected consolidated financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes appearing in Part II of this Form 10-K.

	Years Ended November 30,
	2015	2014	2013	2012	2011
	(in thousands, except for per share amounts)
Statement of Operations Data:
Revenue	$2,184,335	$2,079,787	$1,692,003	$1,403,673	$1,223,565

Income from continuing operations	$188,938	$177,962	$116,516	$143,398	$125,518
Income from discontinued operations	51,255	16,587	15,217	14,770	9,897
Net income	$240,193	$194,549	$131,733	$158,168	$135,415

Basic earnings per share:
Income from continuing operations	$2.76	$2.61	$1.75	$2.18	$1.93
Income from discontinued operations	0.75	0.24	0.23	0.22	0.15
Net income	$3.51	$2.85	$1.98	$2.40	$2.09

Diluted earnings per share:
Income from continuing operations	$2.73	$2.57	$1.73	$2.15	$1.91
Income from discontinued operations	0.74	0.24	0.23	0.22	0.15
Net income	$3.47	$2.81	$1.95	$2.37	$2.06

Balance Sheet Data (as of period end):
Cash and cash equivalents	$291,580	$153,156	$258,367	$345,008	$234,685
Total assets	5,601,081	5,272,136	5,359,613	3,549,211	3,073,037
Total long-term debt and capital leases	2,095,183	1,806,098	1,779,065	890,922	658,911
Total stockholders' equity	2,200,877	2,159,546	1,906,963	1,584,358	1,384,729

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Summary

Business Overview

We are a leading source of information, insight, and analytics in critical areas that shape today's business landscape. Businesses and governments in more than 140 countries around the globe rely on our comprehensive content, expert independent analysis, and flexible delivery methods. Our aim is to embed our solutions within the entire spectrum of our customers’ organization, enabling executive level capital deployment strategies and following decision-making activities throughout their organizations to front-line employees tasked with managing their company’s complex core daily operations. We have been in business since 1959 and became a publicly traded company on the New York Stock Exchange in 2005.

To best serve our customers, we recently reorganized our business into the following three industry- and workflow-focused segments:

•Resources, which includes our Energy and Chemicals product offerings;

•	Transportation, which includes our Automotive; Maritime & Trade; and Aerospace, Defense & Security product offerings; and

•	Consolidated Markets & Solutions, which includes our Product Design; Technology, Media & Telecom (TMT); and Economics & Country Risk (ECR) product offerings.

We expect that this sales and operating model will make it easier for our customers to do business with us by providing a cohesive, consistent, and effective product, sales, and marketing approach by segment.

Subscriptions represented approximately 81 percent of our total revenue in 2015. Our subscription agreements are typically annual and non-cancellable for the term of the subscription and may contain provisions for minimum monthly payments. Our subscription revenue is generally stable and predictable, and we have long-term relationships with many of our customers.

Our business has seasonal aspects. Our fourth quarter typically generates our highest quarterly levels of revenue and profit. Conversely, our first quarter generally has our lowest quarterly levels of revenue and profit. We also experience event-driven seasonality in our business; for instance, IHS Energy CERAWeek, an annual energy executive gathering, was held during our second quarter in 2015 and will be held during our first quarter in 2016. Another example is the biennial release of the Boiler Pressure Vessel Code (BPVC) engineering standard, which generates revenue for us predominantly in the third quarter of every other year. The most recent BPVC release was in the third quarter of 2015.

During 2015, we focused on commercial expansion and operational excellence by continuing to introduce new and enhanced product offerings and analytics, expanding customer relationships, and improving our internal systems and processes. For 2016, we expect to better align and focus our operations through the recent transition to our new operating segment structure. We believe this structure will simplify our operating model and improve our operational performance by driving greater speed, clarity, and accountability. Specifically, we intend to do the following:

Align organizational structure. We have transitioned to an industry- and workflow-focused organizational structure consistent with our new segments, as described above. We expect that this transition will allow us to operate with greater efficiency by managing all commercial operations, including sales, marketing, and product management and development by segment. We anticipate that this transition will also increase the speed of decision-making, drive consistency, and remove complexity. As part of this effort, we are undertaking a portfolio evaluation to determine strategic fit, long-term growth potential, and profitability within our business model. We have determined that our OE&RM and GlobalSpec product offerings are no longer aligned with our strategic goals, and we have therefore decided to divest these product groups. We will continue to evaluate the long-term potential and strategic fit of all of our assets.

Optimize product platforms. Our investment priorities for product platforms are primarily in energy, transportation, and product design, and we intend to continue to invest in analytics across the business to increase our customer value proposition and leverage our existing information and delivery platforms.

Simplify capital allocation. We are simplifying our mergers and acquisitions strategy to focus on fewer, larger deals, which will allow us to increase our productivity and integration efforts. In the absence of larger scaled acquisition opportunities, we plan to deploy capital towards our $500 million share buyback program, which we believe achieves the best balance between scaling through acquisitions and returning capital to shareholders. See "Strategic Acquisitions and Divestitures" below for a discussion of recent acquisitions that reflect this change in strategy.

Key Performance Indicators

We believe that revenue growth, Adjusted EBITDA (both in dollars and margin), and free cash flow are key financial measures of our success. Adjusted EBITDA and free cash flow are financial measures that are not prepared in accordance with U.S. generally accepted accounting principles (non-GAAP).

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

•
Foreign currency – We define the foreign currency impact on revenue as the difference between current revenue at current exchange rates and current revenue at the corresponding prior period exchange rates. Due to the significance of revenue transacted in foreign currencies, we believe it is important to measure the impact of foreign currency movements on revenue.

In addition to measuring and reporting revenue by segment, we also measure and report revenue by transaction type and geography. Understanding revenue by transaction type helps us identify broad changes in product mix, while revenue by geography provides us with information about regional dynamics. We summarize our transaction type revenue into the following two categories:

•	Subscription revenue represents the significant majority of our revenue, and consists of subscriptions to our various information offerings and software maintenance.

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

Non-GAAP measures. We use non-GAAP financial measures such as EBITDA, Adjusted EBITDA, and free cash flow in our operational and financial decision-making. We believe that such measures allow us to focus on what we deem to be more reliable indicators of ongoing operating performance (Adjusted EBITDA) and our ability to generate cash flow from operations (free cash flow). We also believe that investors may find these non-GAAP financial measures useful for the same reasons, although we caution readers that non-GAAP financial measures are not a substitute for GAAP financial measures or disclosures. None of these non-GAAP financial measures are recognized terms under GAAP and do not purport to be an alternative to net income or operating cash flow as an indicator of operating performance or any other GAAP measure. Throughout this section on management’s discussion and analysis and on our website (www.ihs.com), we provide reconciliations of these non-GAAP financial measures to the most directly comparable GAAP measures.

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

Strategic Acquisitions and Divestitures

We paid a total purchase price of approximately $370 million for acquisitions we completed during the year ended November 30, 2015. We paid a total purchase price of approximately $210 million for acquisitions we completed during the year ended November 30, 2014, and we paid a total purchase price of approximately $1.6 billion for acquisitions we completed during the year ended November 30, 2013. Our consolidated financial statements include the results of operations and cash flows for these business combinations beginning on their respective dates of acquisition.

Acquisitions continue to be an important part of our growth strategy. In the latter half of 2015, we began narrowing our criteria for acquisitions to focus on fewer, larger deals, with an emphasis on opportunities in transportation assets and assets that diversify our energy portfolio. In December 2015, we acquired CARPROOF Corporation (CARPROOF), a Canada-based company that offers products and services in vehicle history, appraisal, and valuation for the automotive industry, for approximately $460 million, net of cash acquired. In January 2016, we announced that we had signed a definitive agreement to acquire Oil Price Information Service (OPIS), an internationally referenced pricing reporting agency that serves the oil, natural gas, and biofuels industries, for $650 million. For a more detailed description of our recent acquisition activity, see "Item 8 - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 3" in Part II of this Form 10-K.

During 2015, we conducted a complete review of our entire business portfolio. As a result of that review, we determined that the OE&RM and GlobalSpec product offerings no longer fit with our strategic goals, and we have therefore decided to divest these product groups, and they have now been classified as discontinued operations in the accompanying financial statements and footnotes. We will continue to evaluate the long-term potential and strategic fit of all of our assets.

Global Operations

Approximately 40 percent of our revenue is transacted outside of the United States; however, only about 20 percent of our revenue is transacted in currencies other than the U.S. dollar. As a result, a strengthening U.S. dollar relative to certain currencies has historically resulted in a negative impact to our revenue; conversely, a weakening U.S. dollar has historically resulted in a positive impact on our revenue. However, the impact on operating income is diminished due to certain operating expenses denominated in currencies other than the U.S. dollar. Our largest foreign currency revenue exposures are the British Pound, the Canadian Dollar, and the Euro. See "Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Exchange Rate Risk" for additional discussion of the impacts of foreign currencies on our operations.

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

Other Items

Cost of operating our business. We incur our cost of revenue primarily through acquiring, managing, and delivering our offerings. These costs include personnel, information technology, data acquisition, and occupancy costs, as well as royalty payments to third-party information providers. Royalty payments are largely associated with certain of our Product Design offerings, and are primarily based on either the level of subscription sales or the number of licenses sold. Our sales, general, and administrative expenses include wages and other personnel costs, commissions, corporate occupancy costs, and marketing costs.

A large portion of our operating expenses are not directly commensurate with volume sold, particularly in our subscription-based business. Some of our revenue is driven from the sale of specifications and standards; a portion of this content is obtained from standards development organizations.

Stock-based compensation expense. We issue equity awards to our employees primarily in the form of restricted stock units, for which we record cost over the respective vesting periods. The typical vesting period is three years. As of November 30, 2015, we had approximately 2.2 million unvested stock-based awards outstanding, of which approximately 1.2 million were performance-based awards. The majority of the annual grants for our highest-ranking employees are performance-based awards. The vesting of the performance shares granted in 2014 and 2015 is principally based on achieving certain financial performance levels during fiscal years 2016 and 2017, respectively.

As of November 30, 2015, we believe that more than the target number of shares issuable for the 2015 and 2016 fiscal years will vest based on meeting certain performance targets. Using these estimates in addition to estimated 2016 grants, projected stock-based compensation expense for 2016 is expected to be approximately $120-130 million. Grant date fair values for 2016 grants that differ from our projections or a change in the actual performance levels that we achieve could result in a change in the actual amount of stock-based compensation that we recognize. For example, in the event we do not achieve the projected performance metrics for 2016 or 2017, our stock-based compensation expense could decrease. Conversely, if we exceed the projected performance metrics, our stock-based compensation could increase.

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

Revenue Recognition. The majority of our offerings are provided under agreements containing standard terms and conditions. Approximately 81 percent of our 2015 revenue was derived from the sale of subscriptions, which is initially deferred and then recognized ratably as delivered over the subscription period, or is billed and recognized on a monthly basis. These standard agreements typically do not require any significant judgments about when revenue should be recognized. For non-standard agreements, we generally make judgments about revenue recognition matters such as whether sufficient legally binding terms and conditions exist and whether customer acceptance has been received.

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
•A significant change in legal factors or in the business climate that could affect the value of the asset; and
•A change in segments.

If an impairment indicator is present, we perform an analysis to confirm whether an impairment has actually occurred and if so, the amount of the required charge.

For finite-lived intangible assets, we review the carrying amount at least annually to determine whether current events or circumstances indicate a triggering event which could require an adjustment to the carrying amount. A finite-lived intangible asset is considered to be impaired if its carrying value exceeds the estimated future undiscounted cash flows to be derived from it. We exercise judgment in selecting the assumptions used in the estimated future undiscounted cash flows analysis. Any impairment is measured by the amount that the carrying value of such assets exceeds their fair value.

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

Income Taxes. We exercise significant judgment in determining our provision for income taxes, current tax assets and liabilities, deferred tax assets and liabilities, future taxable income (for purposes of assessing our ability to realize future benefit from our deferred tax assets), our permanent reinvestment assertion regarding foreign earnings, and recorded reserves related to uncertain tax positions. A valuation allowance is established to reduce our deferred tax assets to the amount that is considered more likely than not to be realized through the generation of future taxable income and other tax planning opportunities. To the extent that a determination is made to establish or adjust a valuation allowance, the expense or benefit is recorded in the period in which the determination is made.

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

Our pension expense and associated pension liability requires the use of judgment in determining assumptions about the estimated long-term rate of return on plan assets and the discount rate, as well as various demographic assumptions. Our pension investment strategy is designed to align the majority of our pension assets with the underlying pension liability, which minimizes volatility caused by changes in asset returns and discount rates. Our pension expense estimates are updated for actual experience through the remeasurement process in the fourth quarter, or sooner if earlier remeasurements are required. For 2015, we used a 4.7 percent expected long-term rate of return on plan assets and a 4.2 percent discount rate for the U.S. RIP. The actual return on U.S. RIP plan assets during 2015 was negative 0.8 percent. The difference between actual return on plan assets and expected return on plan assets was largely mitigated by the offsetting change in the pension liability resulting from movements in the discount rate and change in mortality assumptions.

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

Discount rates and expected rates of return on plan assets are selected at the end of a given fiscal year and will impact expense in the subsequent year. A fifty-basis-point decrease in certain assumptions made at the beginning of 2015 would have resulted in the following effects on 2015 pension expense and the projected benefit obligation (PBO) as of November 30, 2015 (in thousands):

	Impact to Pension Results - U.S. RIP
Change in assumption	Increase/(Decrease) to 2015 Pre-Tax Expense	Increase/(Decrease) to November 30, 2015 PBO
50-basis-point decrease in discount rate	$6,655	$7,843
50-basis-point increase in discount rate	$(1,476)	$(7,078)
50-basis-point decrease in expected return on assets	$672	$—
50-basis-point increase in expected return on assets	$(672)	$—

	Impact to Pension Results - U.K. RIP
Change in assumption	Increase/(Decrease) to 2015 Pre-Tax Expense	Increase/(Decrease) to November 30, 2015 PBO
50-basis-point decrease in discount rate	$4,052	$4,600
50-basis-point increase in discount rate	$(590)	$(4,209)
50-basis-point decrease in expected return on assets	$239	$—
50-basis-point increase in expected return on assets	$(239)	$—

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

For performance-based restricted stock unit grants, we calculate stock-based compensation cost by multiplying the grant date fair market value by the number of shares granted, reduced for estimated forfeitures. Each quarter, we evaluate the probability of the number of shares that are expected to vest and adjust our stock-based compensation expense accordingly. For example, in the event we do not achieve the projected performance metrics for 2016 or 2017, our stock-based compensation expense would decrease. Conversely, if we exceed the projected performance metrics, our stock-based compensation would increase.

Results of Operations

Total Revenue

Total revenue for 2015 increased 5 percent compared to the same period of 2014. Total revenue for 2014 increased 23 percent compared to the same period in 2013. The table below displays the percentage point change in revenue due to organic, acquisitive, and foreign currency factors when comparing 2015 to 2014 and 2014 to 2013.

	Increase (Decrease) in Total Revenue
(All amounts represent percentage points)	Organic	Acquisitive	Foreign Currency
2015 vs. 2014	2%	5%	(2)%
2014 vs. 2013	5%	18%	—%

Organic revenue growth for both 2015 and 2014 was primarily attributable to organic subscription growth, which provided a 5 percent organic revenue growth rate in 2015 and a 6 percent organic revenue growth rate in 2014. The subscription-based business represented 81 percent of total revenue in 2015 and 79 percent of total revenue in 2014. The non-subscription business decreased organically by 9 percent in 2015 and by 2 percent in 2014, with the 2015 growth rate adversely impacted by lower consulting, software, and services revenue, mostly in our Resources segment. The non-subscription revenue decline in 2015 was partially offset by the approximately $8 million positive sales impact associated with the biennial cycle of the BPVC standard, which was most recently released in the third quarter of 2015.

Acquisition-related revenue growth for 2015 was primarily due to our 2015 acquisitions, as well as the run-out of our 2014 acquisitions. Our 2015 acquisitions included the following:

•JOC Group, Infonetics, and Rushmore Reviews in the first quarter of 2015; and
•Dataium and RootMetrics in the second quarter of 2015.

Acquisition-related revenue growth for 2014 was primarily due to the run-out of the R. L. Polk acquisition (Polk acquisition) from the third quarter of 2013, as well as the run-out of other 2013 acquisitions. Our 2014 acquisitions also contributed to the increase and included the following:

•Global Trade Information Services and PCI Acrylonitrile in August 2014, and
•DisplaySearch, Solarbuzz, and PacWest Consulting Partners in November 2014.

Foreign currency movements had a significant adverse impact on our 2015 revenue growth as the U.S. dollar continued to strengthen against foreign currencies. Foreign currency movements had a negligible impact on our 2014 revenue growth. Due to the extent of our global operations, foreign currency movements could continue to have an adverse impact on our results in the future.

Revenue by Segment

	Year ended November 30,			% Change 2015 vs. 2014	% Change 2014 vs. 2013
(In thousands, except percentages)	2015	2014	2013
Revenue:
Resources	$884,596	$927,211	865,126	(5)%	7%
Transportation	758,404	662,547	353,787	14%	87%
CMS	541,335	490,029	473,090	10%	4%
Total revenue	$2,184,335	$2,079,787	$1,692,003	5%	23%

As a percent of total revenue:
Resources	40%	45%	51%
Transportation	35%	32%	21%
CMS	25%	24%	28%

The percentage change in revenue for each segment is due to the factors described in the following table.

	2015 vs. 2014			2014 vs. 2013
(All amounts represent percentage points)	Organic	Acquisitive	Foreign Currency	Organic	Acquisitive	Foreign Currency
Resources revenue	(4)%	1%	(2)%	5%	2%	—%
Transportation revenue	9%	7%	(2)%	6%	81%	1%
CMS revenue	4%	9%	(3)%	2%	—%	1%

Resources revenue encountered significant headwinds in 2015, experiencing lower subscription organic growth due to industry dynamics, at 2 percent growth for 2015, compared to 7 percent growth for 2014. During 2015, on a constant currency basis, our Resources organic subscription base, which represents the annualized value of subscription contracts, has declined approximately $35 million, or about 5 percent, on a subscription base of approximately $750 million at the beginning of the year. This subscription base decline will result in negative Resources subscription organic revenue growth in 2016. Economic challenges in the energy industry also contributed to sharp declines in the organic non-subscription revenue results for 2015, from a negative 2 percent growth rate in 2014 to a negative 27 percent growth rate in 2015.

Transportation revenue increases for 2014 and 2015 were driven by strengthening organic revenue growth and acquisitions in both our subscription and non-subscription offerings. We continue to see strong organic growth in our automotive businesses and stable organic growth in the other Transportation businesses. With the acquisition of CARPROOF Corporation in December 2015, we anticipate further growth in our automotive business in the future.

CMS organic revenue growth in both 2015 and 2014 was due primarily to growth in our Product Design offerings. CMS total growth in 2015 also benefited from TMT acquisition activity during the year.

Revenue by Transaction Type

	Year ended November 30,			% Change 2015 vs. 2014	% Change 2014 vs. 2013
(In thousands, except percentages)	2015	2014	2013
Revenue:
Subscription	$1,768,541	$1,643,844	$1,326,630	8%	24%
Non-subscription	415,794	435,943	365,373	(5)%	19%
Total revenue	$2,184,335	$2,079,787	$1,692,003	5%	23%

As a percent of total revenue:
Subscription	81%	79%	78%
Non-subscription	19%	21%	22%

Subscriptions represent a steady and predictable source of revenue for us, as evidenced by our 5 percent and 6 percent organic subscription revenue growth in 2015 and 2014, respectively. This trend is especially important for us, as subscription-

based revenue is at the core of our business model. Transportation subscription offerings provided the largest contribution to the growth, accelerating from 7 percent in 2014 to 11 percent in 2015. CMS subscription offerings were steady at approximately 5 percent organic growth in 2014 and 4 percent in 2015. We expect continued pressure on our Resources organic subscription growth rate, as the reduction in the energy subscription base will result in negative Resources subscription organic revenue growth in 2016. This will also result in lower total IHS subscription organic revenue growth in 2016.

Organic non-subscription revenue growth was a negative 9 percent for 2015 and a negative 2 percent for 2014. The negative non-subscription organic growth for 2015 was primarily due to the negative 27 percent Resources organic growth, partially offset by Transportation non-subscription organic growth of 5 percent and flat CMS non-subscription organic growth. Organic non-subscription revenue growth for 2014 was down primarily due to the BPVC release in 2013.

Revenue by Region

	Year ended November 30,			% Change 2015 vs. 2014	% Change 2014 vs. 2013
(In thousands, except percentages)	2015	2014	2013
Revenue:
Americas	$1,459,743	$1,353,616	1,041,425	8%	30%
EMEA	508,066	518,820	458,531	(2)%	13%
APAC	216,526	207,351	192,047	4%	8%
Total revenue	$2,184,335	$2,079,787	$1,692,003	5%	23%

Americas organic revenue growth was 3 percent for 2015, driven largely by 6 percent subscription organic revenue growth, partially offset by negative 9 percent non-subscription organic revenue growth. Americas organic revenue growth was 4 percent for 2014, driven largely by 6 percent subscription organic revenue growth, partially offset by negative 3 percent non-subscription organic revenue growth. Organic revenue growth in both periods is primarily due to strong Transportation segment growth in the region, and secondarily, organic revenue growth contribution in 2014 from the Resources segment.

EMEA organic revenue growth was negative 1 percent for 2015, driven by 1 percent subscription organic revenue growth and offset by negative 9 percent non-subscription organic revenue growth. EMEA organic revenue growth was 5 percent for 2014, driven by 7 percent subscription organic revenue growth, primarily from strong Resources segment growth, and offset by negative 1 percent non-subscription organic revenue growth. Foreign currency effects impacted EMEA revenue by a negative 4 percent for 2015, reflecting the strengthening of the U.S. dollar against foreign currencies.

APAC organic revenue growth was 1 percent for 2015, driven by 6 percent subscription organic revenue growth, mostly offset by negative 13 percent non-subscription organic revenue growth. APAC organic revenue growth was 4 percent for 2014, driven by 6 percent subscription organic revenue growth, partially offset by negative 2 percent non-subscription organic revenue growth. Foreign currency effects impacted APAC revenue by a negative 2 percent for 2015, also reflecting the strengthening of the U.S. dollar against foreign currencies.

Operating Expenses

The following table shows our operating expenses and the associated percentages of revenue.

	Year ended November 30,			% Change 2015 vs. 2014	% Change 2014 vs. 2013
(In thousands, except percentages)	2015	2014	2013
Operating expenses:
Cost of revenue	$819,173	$815,153	$689,976	—%	18%
SG&A expense	795,354	789,752	642,074	1%	23%
Total cost of revenue and SG&A expense	$1,614,527	$1,604,905	$1,332,050	1%	20%

Depreciation and amortization expense	$215,080	$181,243	$138,975	19%	30%

As a percent of revenue:
Total cost of revenue and SG&A expense	74%	77%	79%
Depreciation and amortization expense	10%	9%	8%

Cost of Revenue and SG&A expense

In managing our business, we evaluate our costs by type (e.g., salaries) rather than by income statement classification. As a percent of revenue, cost of revenue and SG&A expense have steadily decreased since 2013, primarily as a result of ongoing cost management in a lower revenue growth environment and due to changes in stock-based compensation, as further discussed below. We have also seen an improvement in this percentage as we seek to increase our subscription-based offerings, which typically carry higher margins than our non-subscription offerings.

We continue to invest in areas such as our automotive and energy asset valuation offerings to drive future growth in the business, and we expect to continue to invest in our people, platforms, processes, and products in support of our goals to increase top- and bottom-line growth.

Within our cost of revenue and SG&A expense, increases and decreases to stock-based compensation expense are primarily due to the timing of changes in the number of shares expected to vest for performance-based awards. As a percentage of revenue, stock-based compensation was 6 percent, 8 percent, and 9 percent for the years ended November 30, 2015, 2014, and 2013, respectively.

Depreciation and Amortization Expense

Depreciation expense has been increasing primarily as a result of increases in capital expenditures for our various infrastructure and software development initiatives. Amortization expense has been increasing due to continued acquisition-related activity.

Restructuring

We incurred $39 million of restructuring charges during 2015, which reflects our continuing efforts to consolidate positions, locations, and data centers, particularly as we realigned to our new segment structure and simplified and reduced our centralized marketing, sales support, and shares services cost structures. We incurred $9 million of restructuring charges in 2014 and $12 million of restructuring charges in 2013. We continue to realize benefits with respect to our infrastructure initiatives that allow us to simplify our processes and standardize our platforms in order to enable our existing workforce to accomplish more with the same or fewer resources.

Acquisition-related Costs

In 2015, we incurred $1 million of costs associated with acquisitions, including severance, lease abandonments, and professional fees. We incurred $2 million of acquisition-related costs in 2014 and $23 million of acquisition-related costs in 2013. The increased costs in 2013 were primarily attributable to the Polk acquisition, including investment adviser fees, severance, a lease abandonment, and legal and professional fees. Because acquisitions are a key component of our growth strategy, we expect that we will continue to incur similar costs for future acquisitions.

Pension and Postretirement Expense

The following table shows the components of net periodic pension and postretirement expense:

	Year ended November 30,
(In thousands)	2015	2014	2013

Net benefit cost	$1,986	$5,315	$8,999
Fourth quarter mark-to-market adjustment	2,492	1,459	2,620
Total	$4,478	$6,774	$11,619

Net service cost decreased in 2014 and 2015 due to the July 2014 decision to discontinue future service accruals to the U.S. RIP and SIP. The fourth quarter mark-to-market adjustments in all three years were largely due to updated actuarial census data assumptions, as well as some asset underperformance. We exclude the fourth quarter mark-to-market adjustment from our Adjusted EBITDA metric, as we do not regard that item to be indicative of ongoing operating performance.

We expect 2016 net service cost, prior to any fourth quarter mark-to-market adjustments, to be approximately $2 million.

Operating Income by Segment

	Year ended November 30,			% Change 2015 vs. 2014	% Change 2014 vs. 2013
(In thousands, except percentages)	2015	2014	2013
Operating income:
Resources	$248,280	$286,393	$284,475	(13)%	1%
Transportation	193,668	160,361	67,255	21%	138%
CMS	49,319	52,225	32,899	(6)%	59%
Shared services	(183,424)	(221,495)	(210,655)	(17)%	5%
Total operating income	$307,843	$277,484	$173,974	11%	59%

As a percent of segment revenue:
Resources	28%	31%	33%
Transportation	26%	24%	19%
CMS	9%	11%	7%

The decrease in Resources operating income in 2015 was primarily due to higher restructuring costs, as well as an increase in depreciation expense. The increase in Transportation operating income in 2014 and 2015 was primarily due to strong revenue performance and the associated leverage in the operating model. Activity in the CMS segment reflects improvements due to the acquisition of RootMetrics in 2015 and better CMS operational performance, offset by increased depreciation, amortization, and restructuring costs.

Changes in shared services operating expense were primarily a result of changes in our stock-based compensation expense in each of the years. We directly assign all stock-based compensation expense to our shared services function.

Provision for Income Taxes

Our effective tax rate for continuing operations for the year ended November 30, 2015 was 20.5 percent, compared to 20.2 percent in 2014 and 10.8 percent in 2013. The effective tax rate for fiscal year 2014 varied from the effective tax rate for fiscal year 2013 primarily as a result of the significant U.S. presence of the Polk business, which was acquired in 2013 and has a higher effective tax rate than other jurisdictions.

Adjusted EBITDA from continuing operations (non-GAAP measure)

	Year ended November 30,			% Change 2015 vs. 2014	% Change 2014 vs. 2013
(In thousands, except percentages)	2015	2014	2013

Income from continuing operations	$188,938	$177,962	$116,516	6%	53%
Interest income	(933)	(988)	(1,271)
Interest expense	70,985	55,384	44,582
Provision for income taxes	48,853	45,126	14,147
Depreciation	84,958	64,978	45,987
Amortization	130,122	116,265	92,988
EBITDA	$522,923	$458,727	$312,949	14%	47%
Stock-based compensation expense	128,916	159,257	155,718
Restructuring charges	39,359	8,775	11,729
Acquisition-related costs	1,472	1,901	23,428
Impairment of assets	1,243	—	1,629
Loss on sale of assets	—	2,654	1,241
Loss on debt extinguishment	—	1,422	—
Pension mark-to-market and settlement expense	2,492	1,459	2,620
Adjusted EBITDA	$696,405	$634,195	$509,314	10%	25%
Adjusted EBITDA as a percentage of revenue	31.9%	30.5%	30.1%

Our Adjusted EBITDA margin performance has been steadily increasing as we focus our efforts on managing costs in a lower revenue growth environment. We expect to continue improving margins as a result of the realignment to our new segment structure and other operating efficiencies, including reductions in marketing, sales operations, and sales support.

Financial Condition

(In thousands, except percentages)	As of November 30, 2015	As of November 30, 2014	Dollar change	Percent change
Accounts receivable, net	$355,913	$421,374	$(65,461)	(16)%
Accrued compensation	$105,477	$101,875	$3,602	4%
Deferred revenue	$552,498	$596,187	$(43,689)	(7)%

The decrease in our accounts receivable balance was primarily due to lower sales in our Resources segment in 2015 and continued strength in cash collections. Accrued compensation increased due to higher levels of bonus accrual related to our annual incentive plan, partially offset by lower accrued commissions. The decrease in deferred revenue was primarily due to lower sales in our Resources segment in the current year.

Liquidity and Capital Resources

As of November 30, 2015, we had cash and cash equivalents of $292 million, of which approximately $266 million was held by our foreign subsidiaries. Cash held by our foreign subsidiaries could be subject to U.S. federal income tax if we were to decide to repatriate any of that cash to the U.S.; however, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not indicate a need to repatriate them to fund our operations in jurisdictions outside of where they are held. We also had approximately $2.1 billion of debt as of November 30, 2015, consisting primarily of $750 million of senior notes, $710 million of revolving facility debt, and $665 million of term loan debt. As of November 30, 2015, we had approximately $590 million available under our revolving credit facility. In December 2015, we acquired CARPROOF for approximately $460 million, net of cash acquired, using a combination of cash and borrowings under our revolving credit facility. In January 2016, we announced that we had signed a definitive agreement to acquire OPIS for $650 million, and we expect to finance this transaction with additional bank borrowings. Upon completion of the OPIS acquisition, which is expected to occur during the first quarter of 2016, our debt balance will be approximately $3.1 billion and our gross leverage will be approximately 3.9x.  Since 3.9x would exceed our current credit agreement leverage limits, we have obtained a credit facility backstop and will pursue an amendment from our bank group prior to closing OPIS, which will allow us to exceed our current 3.75x limit.

Our interest expense increased in 2015 compared to 2014 primarily because of a higher portion of fixed rate debt due to our refinancing in the fourth quarter of 2014, as well as a higher average debt balance as a result of acquisitions and share repurchases.  We expect that our interest expense will be higher in 2016 compared to 2015 primarily due to the full-year impact of our $400 million floating-to-fixed interest rate swaps, higher floating rate costs due to recent rate increases and an elevated leverage ratio, and higher debt balance.

In the first quarter of 2015, our board of directors authorized us to repurchase up to $100 million of outstanding stock. We completed this repurchase program in June 2015 and announced a new $500 million repurchase program for share repurchases through November 2017. This new repurchase program does not obligate us to repurchase any set dollar amount or number of shares. The amount authorized under the new program includes open market share repurchases, as well as repurchases for stock surrendered by employees in an amount equal to the statutory tax liability associated with the vesting of their equity awards, for which we pay the statutory tax on behalf of the employee. During 2015, we repurchased $111 million under this program and expect to repurchase an additional $110 million during the first quarter of 2016. In the absence of larger scaled acquisition opportunities, we expect to deploy capital towards this repurchase program.

As of November 30, 2015, the ratio of free cash flow to Adjusted EBITDA was approximately 66 percent. We anticipate that this ratio will continue to be in the mid-60s range going forward. Because of our cash, debt, and cash flow positions, we believe we will have sufficient liquidity to meet our ongoing working capital and capital expenditure needs. Our future capital requirements will depend on many factors, including the number and magnitude of future acquisitions and share repurchase programs, the need for additional facilities or facility improvements, the timing and extent of spending to support product development efforts, information technology infrastructure investments, investments in our internal business applications, and the continued market acceptance of our offerings. We could be required, or could elect, to seek additional funding through public or private equity or debt financings; however, additional funds may not be available on terms acceptable to us. We expect that our capital expenditures for 2016 will be approximately 5 percent of revenue.

Cash Flows

	Year ended November 30,			% Change 2015 vs. 2014	% Change 2014 vs. 2013
(In thousands, except percentages)	2015	2014	2013
Net cash provided by operating activities	$612,639	$628,099	$496,155	(2)%	27%
Net cash used in investing activities	$(495,959)	$(324,011)	$(1,571,897)	53%	(79)%
Net cash provided by (used in) financing activities	$45,474	$(397,861)	$1,006,450	(111)%	(140)%

The decrease in net cash provided by operating activities for 2015 was primarily due to lower sales in our Resources segment in the current year, as well as higher restructuring costs and interest payments, partially offset by continued strength in cash collections and a lower amount of cash paid for taxes. The increase in net cash provided by operating activities from 2013 to 2014 was largely due to business performance improvements, including strong cash collections in 2014, as well as additive cash flow from recent acquisitions (most notably the Polk acquisition). Our subscription-based business model continues to be a cash flow generator that is aided by positive working capital characteristics that do not generally require substantial working capital increases to support our growth.

The significant amount of net cash used in investing activities in 2013 was principally due to the Polk acquisition that we completed in 2013. The increase in net cash used in investing activities from 2014 to 2015 was attributable to a higher level of acquisition activity in 2014.

Net cash provided by financing activities for 2013 was principally due to the significant amount of borrowings that we used to fund the Polk acquisition, in addition to the associated debt issuance costs; in 2014, we began to repay those borrowings as we reduced our debt leverage. In 2015, our increased borrowings were used principally to help finance our acquisitions and share repurchase activities, versus our focus on reducing our debt leverage in 2014.

Free Cash Flow (non-GAAP measure)

The following table reconciles our non-GAAP free cash flow measure to net cash provided by operating activities.

	Year ended November 30,			% Change 2015 vs. 2014	% Change 2014 vs. 2013
(In thousands, except percentages)	2015	2014	2013
Net cash provided by operating activities	$612,639	$628,099	$496,155
Capital expenditures on property and equipment	(122,921)	(114,453)	(90,734)
Free cash flow	$489,718	$513,646	$405,421	(5)%	27%

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

Contractual Obligations and Commercial Commitments

We have various contractual obligations and commercial commitments that are recorded as liabilities in our consolidated financial statements. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our consolidated financial statements but are required to be disclosed. The following table summarizes our contractual obligations and commercial commitments as of November 30, 2015, along with the obligations associated with our term loans and notes, and the future periods in which such obligations are expected to be settled in cash (in thousands):

		Payment due by period
Contractual Obligations and Commercial Commitments	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Term loans, notes, and interest	$1,762,875	$96,472	$262,951	$581,473	$821,979
Operating lease obligations	291,774	58,222	98,553	58,994	76,005
Unconditional purchase obligations	54,354	24,819	27,711	1,824	—
Total	$2,109,003	$179,513	$389,215	$642,291	$897,984

We expect to contribute approximately $3 million to our pension and postretirement benefit plans in 2016.

In addition to the term loans and notes, as of November 30, 2015, we also had $710 million of outstanding borrowings under our $1.3 billion 2014 revolving facility at a current annual interest rate of 1.70 percent. The facility has a five-year term ending in October 2019. We also had approximately $6 million in capital lease obligations as of November 30, 2015.

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

Interest Rate Risk

As of November 30, 2015, we had no investments other than cash and cash equivalents and therefore we were not exposed to material interest rate risk on investments.

Our 2014 revolving facility and our 2013 term loan borrowings are subject to variable interest rates. We use interest rate swaps in order to fix a portion of our variable rate debt as part of our overall interest rate risk management strategy. As of November 30, 2015, we had $1,375 million of floating-rate debt at a 1.76 percent weighted-average interest rate, of which $400 million was subject to effective floating-to-fixed interest rate swaps. A hypothetical increase in interest rates of 100 basis points applied to our floating rate indebtedness would increase annual interest expense by approximately $10 million ($14 million without giving effect to any of our interest rate swaps).

Foreign Currency Exchange Rate Risk

Our consolidated financial statements are expressed in U.S. dollars, but a portion of our business is conducted in currencies other than U.S. dollars. Changes in the exchange rates for such currencies into U.S. dollars can affect our revenues, earnings, and the carrying values of our assets and liabilities in our consolidated balance sheet, either positively or negatively. Fluctuations in foreign currency rates increased (decreased) our revenues by $(46) million, $3 million, and $(8) million for the years ended November 30, 2015, 2014, and 2013, respectively, and increased (decreased) our operating income by $10 million, $(2) million, and $0 million for the same respective periods. The translation effects of changes in exchange rates in our consolidated balance sheet are recorded within the cumulative translation adjustment component of our stockholders’ equity. In 2015, we recorded a cumulative translation loss of $80 million, reflecting changes in exchange rates of various currencies compared to the U.S. dollar.

A hypothetical ten percent change in the currencies that we are primarily exposed to would have impacted our 2015 revenue and operating income by approximately $40 million and $4 million, respectively. Approximately 80% of total revenue was earned in subsidiaries with the U.S. dollar as the functional currency.

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

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of IHS Inc.

We have audited the accompanying consolidated balance sheets of IHS Inc. (the Company) as of November 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, cash flows and changes in stockholders' equity for each of the three years in the period ended November 30, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IHS Inc. at November 30, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), IHS Inc.'s internal control over financial reporting as of November 30, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated January 15, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young

Denver, Colorado
January 15, 2016

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2015, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of November 30, 2015.

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

Date: January 15, 2016

/s/ Jerre L. Stead
Jerre L. Stead
Chairman and Chief Executive Officer

/s/ Todd S. Hyatt
Todd S. Hyatt
Executive Vice President, Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of IHS Inc.

We have audited IHS Inc.'s internal control over financial reporting as of November 30, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). IHS Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, IHS Inc. maintained, in all material respects, effective internal control over financial reporting as of November 30, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of IHS Inc. as of November 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, cash flows and changes in stockholders' equity for each of the three years in the period ended November 30, 2015 of IHS Inc. and our report dated January 15, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young

Denver, Colorado
January 15, 2016

IHS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per-share amounts)

	As of	As of
	November 30, 2015	November 30, 2014
Assets
Current assets:
Cash and cash equivalents	$291,580	$153,156
Accounts receivable, net	355,913	421,374
Income tax receivable	4,585	2,283
Deferred subscription costs	52,752	51,021
Assets held for sale	193,377	—
Other	57,135	60,973
Total current assets	955,342	688,807
Non-current assets:
Property and equipment, net	314,366	301,419
Intangible assets, net	1,014,691	1,091,109
Goodwill	3,287,459	3,157,324
Deferred income taxes	6,630	5,486
Other	22,593	27,991
Total non-current assets	4,645,739	4,583,329
Total assets	$5,601,081	$5,272,136
Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$36,019	$36,257
Accounts payable	59,180	52,245
Accrued compensation	105,477	101,875
Accrued royalties	33,306	37,346
Other accrued expenses	118,217	131,147
Income tax payable	23,339	—
Deferred revenue	552,498	596,187
Liabilities held for sale	32,097	—
Total current liabilities	960,133	955,057
Long-term debt	2,095,183	1,806,098
Accrued pension and postretirement liability	26,745	29,139
Deferred income taxes	259,524	271,125
Other liabilities	58,619	51,171
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.01 par value per share, 160,000,000 shares authorized, 70,287,707 and 69,391,577 shares issued, and 67,523,885 and 68,372,176 shares outstanding at November 30, 2015 and November 30, 2014, respectively	703	694
Additional paid-in capital	1,053,141	956,381
Treasury stock, at cost: 2,763,822 and 1,019,401 shares at November 30, 2015 and November 30, 2014, respectively	(317,016)	(105,873)
Retained earnings	1,655,262	1,415,069
Accumulated other comprehensive loss	(191,213)	(106,725)
Total stockholders’ equity	2,200,877	2,159,546
Total liabilities and stockholders’ equity	$5,601,081	$5,272,136
See accompanying notes.

IHS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per-share amounts)

	Year ended November 30,
	2015	2014	2013
Revenue	$2,184,335	$2,079,787	$1,692,003
Operating expenses:
Cost of revenue	819,173	815,153	689,976
Selling, general and administrative	795,354	789,752	642,074
Depreciation and amortization	215,080	181,243	138,975
Restructuring charges	39,359	8,775	11,729
Acquisition-related costs	1,472	1,901	23,428
Net periodic pension and postretirement expense	4,478	6,774	11,619
Other expense (income), net	1,576	(1,295)	228
Total operating expenses	1,876,492	1,802,303	1,518,029
Operating income	307,843	277,484	173,974
Interest income	933	988	1,271
Interest expense	(70,985)	(55,384)	(44,582)
Non-operating expense, net	(70,052)	(54,396)	(43,311)
Income from continuing operations before income taxes	237,791	223,088	130,663
Provision for income taxes	(48,853)	(45,126)	(14,147)
Income from continuing operations	188,938	177,962	116,516
Income from discontinued operations, net	51,255	16,587	15,217
Net income	$240,193	$194,549	$131,733

Basic earnings per share:
Income from continuing operations	$2.76	$2.61	$1.75
Income from discontinued operations, net	0.75	0.24	0.23
Net income	$3.51	$2.85	$1.98
Weighted average shares used in computing basic earnings per share	68,450	68,163	66,434

Diluted earnings per share:
Income from continuing operations	$2.73	$2.57	$1.73
Income from discontinued operations, net	0.74	0.24	0.23
Net income	$3.47	$2.81	$1.95
Weighted average shares used in computing diluted earnings per share	69,289	69,120	67,442

See accompanying notes.

IHS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year ended November 30,
	2015	2014	2013
Net income	$240,193	$194,549	$131,733
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on hedging activities (1)	(5,075)	(7,283)	26
Net pension liability adjustment (2)	460	(5,412)	897
Foreign currency translation adjustment	(79,873)	(37,069)	(11,191)
Total other comprehensive income (loss)	(84,488)	(49,764)	(10,268)
Comprehensive income	$155,705	$144,785	$121,465

(1) Net of tax benefit of $3,313; $4,755; and $74 for the years ended November 30, 2015, 2014, and 2013, respectively.
(2) Net of tax benefit (expense) of $(558); $3,215; and $(259) for the years ended November 30, 2015, 2014, and 2013, respectively.

See accompanying notes.

IHS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended November 30,
	2015	2014	2013
Operating activities:
Net income	$240,193	$194,549	$131,733
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	235,501	202,145	158,737
Stock-based compensation expense	135,386	167,359	162,451
Impairment of assets	4,626	—	1,629
Excess tax benefit from stock-based compensation	(5,494)	(13,297)	(14,334)
Net periodic pension and postretirement expense	4,478	6,774	11,619
Pension and postretirement contributions	(5,854)	(13,452)	(13,299)
Deferred income taxes	(34,927)	(10,285)	(34,312)
Change in assets and liabilities:
Accounts receivable, net	56,058	36,418	(24,427)
Other current assets	(15,569)	(8,834)	(672)
Accounts payable	(4,131)	(11,425)	(10,069)
Accrued expenses	(55)	36,073	50,753
Income tax	32,121	6,254	65,887
Deferred revenue	(34,229)	29,713	10,378
Other liabilities	4,535	6,107	81
Net cash provided by operating activities	612,639	628,099	496,155
Investing activities:
Capital expenditures on property and equipment	(122,921)	(114,453)	(90,734)
Acquisitions of businesses, net of cash acquired	(369,908)	(210,395)	(1,487,034)
Intangible assets acquired	—	(714)	—
Change in other assets	(3,727)	(4,608)	1,347
Settlements of forward contracts	597	6,159	4,524
Net cash used in investing activities	(495,959)	(324,011)	(1,571,897)
Financing activities:
Proceeds from borrowings	550,000	2,485,000	1,375,000
Repayment of borrowings	(261,152)	(2,817,236)	(268,909)
Payment of debt issuance costs	—	(18,994)	(17,360)
Excess tax benefit from stock-based compensation	5,494	13,297	14,334
Proceeds from the exercise of employee stock options	—	—	549
Repurchases of common stock	(248,868)	(59,928)	(97,164)
Net cash provided by (used in) financing activities	45,474	(397,861)	1,006,450
Foreign exchange impact on cash balance	(22,162)	(11,438)	(17,349)
Net increase (decrease) in cash and cash equivalents	139,992	(105,211)	(86,641)
Cash and cash equivalents at the beginning of the period	153,156	258,367	345,008
Cash and cash equivalents at the end of the period	293,148	153,156	258,367
Less: Cash and cash equivalents associated with discontinued operations at the end of the period	(1,568)	—	—
Cash and cash equivalents from continuing operations at the end of the period	$291,580	$153,156	$258,367

See accompanying notes.

IHS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

	Class A Common Stock		Additional Paid-In Capital			Accumulated Other Comprehensive Loss
	Shares Outstanding	Amount		Treasury Stock	Retained Earnings		Total
Balance at November 30, 2012	65,578	$676	$681,409	$(139,821)	$1,088,787	$(46,693)	$1,584,358
Stock-based award activity	938	3	64,383	37,123	—	—	101,509
Excess tax benefit on vested shares	—	—	14,334	—	—	—	14,334
Repurchases of common stock	(468)	—	—	(46,189)	—	—	(46,189)
Shares issued for acquisition	1,334	—	28,544	102,942	—	—	131,486
Net income	—	—	—	—	131,733	—	131,733
Other comprehensive income	—	—	—	—	—	(10,268)	(10,268)
Balance at November 30, 2013	67,382	679	788,670	(45,945)	1,220,520	(56,961)	1,906,963
Stock-based award activity	990	15	154,414	(59,928)	—	—	94,501
Excess tax benefit on vested shares	—	—	13,297	—	—	—	13,297
Net income	—	—	—	—	194,549	—	194,549
Other comprehensive loss	—	—	—	—	—	(49,764)	(49,764)
Balance at November 30, 2014	68,372	694	956,381	(105,873)	1,415,069	(106,725)	2,159,546
Stock-based award activity	810	9	91,266	(10,787)	—	—	80,488
Excess tax benefit on vested shares	—	—	5,494	—	—	—	5,494
Repurchases of common stock	(1,658)	—	—	(200,356)	—	—	(200,356)
Net income	—	—	—	—	240,193	—	240,193
Other comprehensive loss	—	—	—	—	—	(84,488)	(84,488)
Balance at November 30, 2015	67,524	$703	$1,053,141	$(317,016)	$1,655,262	$(191,213)	$2,200,877
See accompanying notes.

IHS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business

We are a leading source of information, insight, and analytics in critical areas that shape today's business landscape. Businesses and governments in more than 140 countries around the globe rely on our comprehensive content, expert independent analysis, and flexible delivery methods. Our aim is to embed our solutions within the entire spectrum of our customers’ organization, enabling executive level capital deployment strategies and following decision-making activities throughout their organizations to front-line employees tasked with managing their company’s complex core daily operations. We have been in business since 1959 and became a publicly traded company on the New York Stock Exchange in 2005.

Our segments are organized to address customer needs by industry and workflow, as follows:

•Resources, which is focused primarily on the Energy and Chemicals industries;

•	Transportation, which is focused primarily on the Automotive; Maritime & Trade; and Aerospace, Defense & Security industries; and

•	Consolidated Markets & Solutions (CMS), which is focused primarily on the Product Design; and Economics & Country Risk workflows, as well as the Technology, Media & Telecom industry.

We sell our offerings primarily through subscriptions, which tend to generate recurring revenue and cash flow for us. Our subscription agreements are typically annual and non-cancellable for the term of the subscription and may contain provisions for minimum monthly payments. For subscription revenue, the timing of our cash flows generally precedes the recognition of revenue and income.

Our business has seasonal aspects. Our fourth quarter typically generates our highest quarterly levels of revenue and profit. Conversely, our first quarter generally has our lowest quarterly levels of revenue and profit. We also experience event-driven seasonality in our business; for instance, IHS Energy CERAWeek, an annual energy executive gathering, was held during our second quarter in 2015 and will be held during our first quarter in 2016. Another example is the biennial release of the Boiler Pressure Vessel Code (BPVC) engineering standard, which generates revenue for us predominantly in the third quarter of every other year. The most recent BPVC release was in the third quarter of 2015.

2.	Significant Accounting Policies

Fiscal Year End
Our fiscal year ends on November 30 of each year. References herein to individual years mean the year ended November 30. For example, 2015 means the year ended November 30, 2015.

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

Segments
We periodically reassess our identification of operating segments. As a result of changes in our organizational structure in the fourth quarter of 2015, we determined that our operating segments had changed from a geographic view to an industry vertical view. Our chief operating decision maker (CODM) now reviews operating results at the Resources, Transportation, and CMS segment level when determining how to allocate resources and assess performance.

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

Leasehold improvements are depreciated over the shorter of their estimated useful life or the life of the lease. Maintenance, repairs, and renewals of a minor nature are expensed as incurred. Betterments and major renewals which extend the useful lives of buildings, improvements, and equipment are capitalized. We also capitalize certain software development costs in accordance with ASC 350-40, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" and ASC 985-20, "Software to be Sold, Leased or Otherwise Marketed."

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

Indefinite-lived intangible assets
When performing the impairment test for indefinite-lived intangible assets, we first conduct a qualitative analysis to determine whether we believe it is more likely than not that an asset has been impaired. If we believe an impairment has occurred, we then evaluate for impairment by comparing the amount by which the carrying value of the asset exceeds its fair value. An impairment charge is recognized if the asset’s estimated fair value is less than its carrying value.

We estimate the fair value of trademarks based on the relief from royalty method using projected discounted future cash flows, which, in turn, are based on our views of uncertain variables such as growth rates, anticipated future economic conditions, and the appropriate discount rates relative to risk and estimates of residual values. The use of different estimates or assumptions within our discounted cash flow model when determining the fair value of our indefinite-lived intangible assets or using a methodology other than a discounted cash flow model could result in different values for our indefinite-lived intangible assets and could result in an impairment charge.

Goodwill
We test goodwill for impairment on a reporting unit level. A reporting unit is a group of businesses (i) for which discrete financial information is available and (ii) that have similar economic characteristics. We test goodwill for impairment by determining the fair value of each reporting unit and comparing it to the reporting unit's carrying value. We determine the fair value of our reporting units based on projected future discounted cash flows, which, in turn, are based on our views of uncertain variables such as growth rates, anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. There were no deficiencies in reporting unit fair values versus carrying values in the fiscal years ended November 30, 2015, 2014, and 2013.

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

Treasury Stock
Treasury stock purchases, whether through stock retention or buyback programs and transactions, are recorded at actual cost. Issuances from treasury stock are recorded using the weighted-average cost method.

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

Advertising Costs
Production costs are expensed as of the first date that the advertisements take place. Advertising expense was approximately $44.7 million, $35.2 million, and $12.7 million for the years ended November 30, 2015, 2014, and 2013, respectively, and was primarily comprised of advertising for CARFAX.

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

Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The ASU is intended to reduce the frequency of disposals reported as discontinued operations by focusing on strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The standard will be effective for us in the first quarter of our fiscal year 2016. We do not expect that the adoption of this ASU will have a significant impact on our consolidated financial statements other than changing the classification criteria and related disclosures for any potential future disposals.

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

In November 2015, the FASB issued ASU No. 2015-17, which requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. We have early adopted this standard and have applied the requirements retrospectively to all periods presented. The adoption of this standard resulted in the reclassification of $81.8 million from current deferred income tax assets in the consolidated balance sheet as of November 30, 2014 to noncurrent deferred income tax assets ($5.5 million) and noncurrent deferred income tax liabilities ($76.3 million).

3.	Business Combinations

During the year ended November 30, 2015, we completed the following acquisitions, none of which were material either individually or in the aggregate:

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

The following table summarizes the preliminary purchase price allocation, net of acquired cash, for all acquisitions completed in 2015 (in thousands):

Total
Assets:
Current assets	$18,414
Property and equipment	1,890
Intangible assets	139,422
Goodwill	271,070
Other long-term assets	1,985
Total assets	432,781
Liabilities:
Current liabilities	1,677
Deferred revenue	18,052
Deferred taxes	43,026
Other long-term liabilities	118
Total liabilities	62,873
Purchase price	$369,908

In December 2015, we acquired CARPROOF, a Canada-based company that offers products and services in vehicle history, appraisal, and valuation for the automotive industry, for approximately $460 million, net of cash acquired. We financed this acquisition through a combination of cash and borrowings under our revolving credit facility. In January 2016, we announced that we had signed a definitive agreement to acquire OPIS, an internationally referenced pricing reporting agency that serves the oil, natural gas, and biofuels industries, for $650 million. We expect to finance this transaction with additional bank borrowings.

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

The following table summarizes the purchase price allocation, net of acquired cash, for these acquisitions (in thousands):

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

Supplemental pro forma financial information (Unaudited)	Year ended November 30, 2013
(In thousands, except per share data)
Total revenue	$2,105,314
Net income	$102,107
Diluted earnings per share	$1.50

The 2013 pro forma net income excludes $26.4 million of one-time change in control and transaction costs.

The following table summarizes the purchase price allocation, net of acquired cash, for all acquisitions completed in 2013 (in thousands):

	Polk	All others	Total
Assets:
Current assets	$87,076	$16,524	$103,600
Property and equipment	32,311	2,759	35,070
Intangible assets	620,700	83,646	704,346
Goodwill	935,450	170,224	1,105,674
Other long-term assets	11,032	210	11,242
Total assets	1,686,569	273,363	1,959,932
Liabilities:
Current liabilities	53,785	29,673	83,458
Deferred taxes	243,842	4,250	248,092
Other long-term liabilities	8,926	936	9,862
Total liabilities	306,553	34,859	341,412
Purchase price	$1,380,016	$238,504	$1,618,520

4.	Accounts Receivable

Our accounts receivable balance consists of the following as of November 30, 2015 and 2014 (in thousands):

	2015	2014
Accounts receivable	$368,371	$433,586
Less: Accounts receivable allowance	(12,458)	(12,212)
Accounts receivable, net	$355,913	$421,374

We record an accounts receivable allowance when it is probable that the accounts receivable balance will not be collected. The amounts comprising the allowance are based upon management’s estimates and historical collection trends. The activity in our accounts receivable allowance consists of the following for the years ended November 30, 2015, 2014, and 2013, respectively (in thousands):

	2015	2014	2013
Balance at beginning of year	$12,212	$10,988	$4,346
Provision for bad debts	13,444	12,487	9,496
Other additions	2,434	1,052	2,133
Write-offs and other deductions	(15,632)	(12,315)	(4,987)
Balance at end of year	$12,458	$12,212	$10,988

5.	Property and Equipment

Property and equipment consists of the following as of November 30, 2015 and 2014 (in thousands):

	2015	2014
Land, buildings and improvements	$115,144	$114,618
Capitalized software	374,833	308,179
Computers and office equipment	121,919	127,202
Property and equipment, gross	611,896	549,999
Less: Accumulated depreciation	(297,530)	(248,580)
Property and equipment, net	$314,366	$301,419

Depreciation expense was $85.0 million, $65.0 million, and $46.0 million for the years ended November 30, 2015, 2014, and 2013, respectively.

6.	Intangible Assets

The following table presents details of our acquired intangible assets, other than goodwill (in thousands):

	As of November 30, 2015			As of November 30, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Information databases	$595,219	$(233,729)	$361,490	$607,655	$(210,105)	$397,550
Customer relationships	540,467	(135,352)	405,115	511,680	(116,138)	395,542
Developed computer software	84,918	(35,988)	48,930	138,940	(63,561)	75,379
Trademarks	166,301	(34,777)	131,524	163,739	(22,937)	140,802
Other	14,837	(5,802)	9,035	29,579	(8,844)	20,735
Total	1,401,742	(445,648)	956,094	1,451,593	(421,585)	1,030,008
Intangible assets not subject to amortization:
Trademarks	58,597	—	58,597	61,101	—	61,101
Total intangible assets	$1,460,339	$(445,648)	$1,014,691	$1,512,694	$(421,585)	$1,091,109

Intangible asset amortization expense was $130.1 million, $116.3 million, and $93.0 million for the years ended November 30, 2015, 2014, and 2013, respectively. Estimated future amortization expense related to intangible assets held as of November 30, 2015 is as follows (in thousands):

Year	Amount
2016	$126,058
2017	$114,155
2018	$101,815
2019	$89,539
2020	$81,395
Thereafter	$443,132

Changes in our goodwill and gross intangible assets from November 30, 2014 to November 30, 2015 were primarily the result of our recent acquisition activities, partially offset by the writeoff of fully amortized intangible assets that are no longer in service, as well as the reclassification of assets held for sale. The change in net intangible assets was primarily due to current year amortization, partially offset by the addition of intangible assets associated with the acquisitions described in Note 3, Business Combinations. Goodwill, gross intangible assets, and net intangible assets were all subject to foreign currency translation effects.

7.	Derivatives

Our business is exposed to various market risks, including interest rate and foreign currency risks. We utilize derivative instruments to help us manage these risks. We do not hold or issue derivatives for speculative purposes.

Interest Rate Swaps

To mitigate interest rate exposure on our outstanding revolving facility debt, we utilize interest rate derivative contracts that effectively swap $400 million of floating rate debt at a 2.86 percent weighted-average fixed interest rate, plus the applicable spread on our floating rate debt. We entered into these swap contracts in November 2013 and January 2014, and the contracts expire between May and November 2020.

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

Foreign Currency Forwards

To mitigate foreign currency exposure, we utilize the following derivative instruments:

•
Foreign currency forward contracts that hedge the foreign currency exposure on Euro-denominated receipts and British Pound-denominated expenses. Because the critical terms of the forward contracts and the forecasted cash flows coincide, we do not expect any ineffectiveness associated with these contracts. We designated and accounted for these derivatives as cash flow hedges, with changes in fair value being deferred in AOCI in our consolidated balance sheets. There were no outstanding foreign currency forwards under these agreements as of November 30, 2015, and the notional amount of outstanding foreign currency forwards under these agreements as of November 30, 2014 was approximately $11.0 million.

•
Short-term foreign currency forward contracts that manage market risks associated with fluctuations in balances that are denominated in currencies other than the local functional currency. We account for these forward contracts at fair value and recognize the associated realized and unrealized gains and losses in other expense (income), net, on the consolidated statements of operations, since we have not designated these contracts as hedges for accounting purposes. The following table summarizes the notional amounts of these outstanding foreign currency forward contracts as of November 30, 2015 and 2014 (in thousands):

	November 30, 2015		November 30, 2014
Notional amount of currency pair:
Contracts to buy USD with CAD		$—		$51,194
Contracts to buy CAD with USD	C$	9,290	C$	—
Contracts to buy CAD with GBP	C$	—	C$	50,000
Contracts to buy USD with EUR		$8,508		$12,517
Contracts to buy CHF with USD	CHF	19,000	CHF	9,000
Contracts to buy GBP with EUR		£3,495		£4,774
Contracts to buy USD with GBP		$—		$48,000
Contracts to buy GBP with USD		£7,231		£—
Contracts to buy USD with JPY		$—		$8,778
Contracts to buy USD with KRW		$—		$10,000

Fair Value of Derivatives

Since our derivative instruments are not listed on an exchange, we have evaluated fair value by reference to similar transactions in active markets; consequently, we have classified all of our derivative instruments within Level 2 of the fair value measurement hierarchy. The following table shows the classification, location, and fair value of our derivative instruments as of November 30, 2015 and 2014 (in thousands):

	Fair Value of Derivative Instruments
	November 30, 2015	November 30, 2014	Balance Sheet Location
Assets:
Derivatives designated as accounting hedges:
Foreign currency forwards	$—	$987	Other current assets
Derivatives not designated as accounting hedges:
Foreign currency forwards	51	1,005	Other current assets
Total	$51	$1,992

Liabilities:
Derivatives designated as accounting hedges:
Interest rate swaps	$24,345	$16,662	Other accrued expenses and other liabilities
Derivatives not designated as accounting hedges:
Foreign currency forwards	363	475	Other accrued expenses
Total	$24,708	$17,137

The net gain (loss) on foreign currency forwards that are not designated as hedging instruments for the years ended November 30, 2015, 2014, and 2013, respectively, was as follows (in thousands):

		Amount of (gain) loss recognized in the consolidated statements of operations
	Location on consolidated statements of operations	2015	2014	2013
Foreign currency forwards	Other expense (income), net	$4,912	$(6,293)	$(5,372)

The following table provides information about the cumulative amount of unrecognized hedge losses recorded in AOCI as of November 30, 2015 and November 30, 2014, as well as the activity on our cash flow hedging instruments for the years ended November 30, 2015, 2014, and 2013, respectively (in thousands):

	Year ended November 30,
	2015	2014	2013
Beginning balance	$(9,482)	$(2,199)	$(2,225)
Amount of gain (loss) recognized in AOCI on derivative:
Interest rate swaps	(6,528)	(8,941)	(797)
Foreign currency forwards	879	598	(153)
Amount of loss (gain) reclassified from AOCI into income:
Interest rate swaps (1)	1,879	950	935
Foreign currency forwards (1)	(1,305)	110	41
Ending balance	$(14,557)	$(9,482)	$(2,199)

(1) Amounts reclassified from AOCI into income related to interest rate swaps are recorded in interest expense, and amounts reclassified from AOCI into income related to foreign currency forwards are recorded in revenue.

The unrecognized gains relating to the foreign currency forwards are expected to be reclassified into revenue within the next 12 months, and approximately $8.5 million of the $24.3 million unrecognized losses relating to the interest rate swaps are expected to be reclassified into interest expense within the next 12 months.

8.	Debt

The following table summarizes total indebtedness as of November 30, 2015 and 2014 (in thousands):

	November 30, 2015	November 30, 2014
2013 term loan	665,000	700,000
2014 revolving facility	710,000	385,000
5% senior notes due 2022	750,000	750,000
Capital leases	6,202	7,355
Total debt	$2,131,202	$1,842,355
Current portion	(36,019)	(36,257)
Total long-term debt	$2,095,183	$1,806,098

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

2014 revolving facility. In October 2014, we entered into a $1.3 billion senior unsecured revolving credit agreement (2014 revolving facility). Commitments of $500 million are available for borrowing by certain of our foreign subsidiaries and $50 million is available for letters of credit. Subject to certain conditions, the 2014 revolving facility may be expanded by up to $500 million in the aggregate in additional commitments. Borrowings under the 2014 revolving facility mature in October 2019 and bear interest at the same rates and spreads as the 2013 term loan. A commitment fee on any unused balance is payable periodically and ranges from 0.13 percent to 0.30 percent based upon our Leverage Ratio. We had approximately $1.8 million of outstanding letters of credit under the 2014 revolving facility as of November 30, 2015, which reduces the available borrowing under the 2014 revolving facility by an equivalent amount.

Both the 2013 term loan and the 2014 revolving facility contains certain financial and other covenants, including a maximum Leverage Ratio and a minimum Interest Coverage Ratio, as such terms are defined in the respective agreements. Both agreements allow for leverage up to 3.5x, with the ability to temporarily increase that leverage to 3.75x for two quarters.

5% Notes. In October 2014, we issued $750 million aggregate principal amount of senior unsecured notes due 2022 in an offering not subject to the registration requirements of the Securities Act of 1933, as amended. The net proceeds from the 5% Notes were used to repay all amounts outstanding under the 2012 term loan and a portion of amounts borrowed under the 2014 revolving facility. The 5% Notes bear interest at a fixed rate of 5.00% and mature on November 1, 2022. Interest on the 5% Notes is due semiannually on May 1 and November 1 of each year, commencing May 1, 2015. We may redeem the 5% Notes in whole or in part at a redemption price equal to 100% of the principal amount of the notes plus the Applicable Premium, as defined in the indenture governing the 5% Notes. Additionally, at the option of the holders of the notes, we may be required to purchase all or a portion of the notes upon occurrence of a Change of Control Triggering Event as defined in the indenture, at a price equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. The indenture contains covenants that limit our ability to, among other things, incur or create liens and enter into sale and leaseback transactions. In addition, the indenture contains a covenant that limits our ability to consolidate or merge with another entity or to sell all or substantially all of our assets to another entity. The indenture contains customary default provisions. The fair value of the 5% Notes as of November 30, 2015 was approximately $776 million.

For the year ended November 30, 2014, as a result of the 5% Notes issuance, 2014 revolving facility agreement, and amendment and restatement of the 2013 term loan, we capitalized approximately $18.8 million of new debt issuance costs and recorded a $1.4 million loss on debt extinguishment associated with a portion of prior capitalized debt issuance costs.

As of November 30, 2015, we were in compliance with all of our debt covenants. As discussed in Note 3, in January 2016, we announced that we had signed a definitive agreement to acquire OPIS. Upon completion of the OPIS acquisition, which is expected to occur during the first quarter of 2016, our resulting gross leverage would exceed the maximum Leverage Ratio permitted under the 2014 revolving facility; consequently, we have obtained a credit facility backstop and will pursue an amendment from our bank group prior to closing OPIS, which will allow us to exceed our current 3.75x limit.

We have classified short-term debt based on principal maturities. As of November 30, 2015, we had approximately $710 million of outstanding borrowings under the 2014 revolving facility at a current annual interest rate of 1.70 percent and approximately $665 million of outstanding borrowings under the 2013 term loan at a current weighted average annual interest rate of 3.32 percent, including the effect of the interest rate swaps described in Note 7.

Maturities of outstanding borrowings under the 2013 term loan and 5% Notes as of November 30, 2015 are as follows (in thousands):

Year	Amount
2016	$35,000
2017	70,000
2018	70,000
2019	490,000
2020	—
Thereafter	750,000
$1,415,000

9.	Restructuring Charges

During 2013, we consolidated positions to our accounting and customer care Centers of Excellence (COE) locations as we completed successive ERP releases, as well as eliminated positions to accomplish other operational efficiencies. We also continued the consolidation of our legacy data centers in 2013, which included certain contract termination costs. We recorded approximately $11.7 million of restructuring charges for these activities. The activities included the movement or elimination of 245 positions. Of the total charge, approximately $5.8 million of the charge was recorded in the Resources segment, approximately $1.6 million was recorded in the Transportation segment, and approximately $4.3 million was recorded in the CMS segment.

During 2014, we eliminated 168 positions and incurred additional direct and incremental costs related to identified operational efficiencies, continued consolidation of positions to our COE locations, and further consolidation of our legacy data centers. We recorded approximately $8.8 million of restructuring charges for these activities. Of these charges, approximately $3.5 million was recorded in the Resources segment, $2.5 million was recorded in the Transportation segment, and $2.8 million was recorded in the CMS segment.

During 2015, we eliminated 460 positions and incurred additional direct and incremental costs related to identified operational efficiencies (including lease abandonments), continued consolidation of positions to our COE locations, and further consolidation of our legacy data centers, particularly as we realigned to our new segment structure and simplified and reduced our centralized marketing, sales support, and shares services cost structures. We recorded approximately $39.4 million of restructuring charges for these activities. Of these charges, approximately $22.6 million was recorded in the Resources segment, $7.5 million was recorded in the Transportation segment, and $9.3 million was recorded in the CMS segment. We expect to continue to incur costs related to these and other similar activities in future periods, resulting in additional restructuring charges.

The following table shows our restructuring activity and provides a reconciliation of the restructuring liability as of November 30, 2015 (in thousands):

	Employee Severance and Other Termination Benefits	Contract Termination Costs	Other	Total
Balance at November 30, 2012	$3,163	$1,503	$59	$4,725
Add: Restructuring costs incurred	12,177	525	450	13,152
Revision to prior estimates	(1,498)	75	—	(1,423)
Less: Amount paid	(11,273)	(2,000)	(486)	(13,759)
Balance at November 30, 2013	2,569	103	23	2,695
Add: Restructuring costs incurred	8,437	396	1,269	10,102
Revision to prior estimates	(1,586)	259	—	(1,327)
Less: Amount paid	(6,453)	(741)	(1,152)	(8,346)
Balance at November 30, 2014	2,967	17	140	3,124
Add: Restructuring costs incurred	32,209	7,365	1,381	40,955
Revision to prior estimates	(1,597)	—	—	(1,597)
Less: Amount paid	(25,059)	(1,164)	(1,413)	(27,636)
Balance at November 30, 2015	$8,520	$6,218	$108	$14,846

As of November 30, 2015, approximately $9.1 million of the remaining liability was in the Resources segment, approximately $3.5 million was in the Transportation segment, and approximately $2.2 million was in the CMS segment. Approximately $11.1 million of the balance is expected to be paid in 2016; the remaining amount relates to lease abandonments that will be paid over the remaining lease periods through 2018 and 2021, respectively.

10.	Acquisition-related Costs

During 2013, we incurred approximately $23.4 million in costs associated with acquisitions, primarily related to the Polk acquisition. Acquisition-related costs for 2013 included investment adviser fees, severance, a lease abandonment, and legal and professional fees. Certain of these costs were incurred for a transaction that we chose not to consummate. Approximately $1.1 million of the costs were incurred in the Resources segment, $18.7 million of the costs were incurred in the Transportation segment, $2.1 million of the costs were incurred in the CMS segment, and $1.5 million of the costs were allocated to shared services.

During 2014, we incurred approximately $1.9 million in costs associated with acquisitions, including severance, lease abandonments, and professional fees. Approximately $0.8 million of the costs were incurred in the Resources segment, $0.6 million of the costs were incurred in the Transportation segment, and $0.5 million of the costs were incurred in the CMS segment.

During 2015, we incurred approximately $1.5 million in costs associated with acquisitions, including severance, lease abandonments, and professional fees. Certain of these costs were incurred for a transaction that we chose not to consummate. Approximately $0.9 million of the total charge was recorded in the Resources segment and $0.6 million was allocated to shared services.

The following table provides a reconciliation of the acquisition-related costs accrued liability as of November 30, 2015 (in thousands):

	Employee Severance and Other Termination Benefits	Contract Termination Costs	Other	Total
Balance at November 30, 2012	$584	$84	$—	$668
Add: Costs incurred	7,828	1,291	14,487	23,606
Revision to prior estimates	(114)	(44)	(20)	(178)
Less: Amount paid	(2,439)	(1,130)	(14,396)	(17,965)
Balance at November 30, 2013	$5,859	$201	$71	$6,131
Add: Costs incurred	897	515	702	2,114
Revision to prior estimates	(230)	17	—	(213)
Less: Amount paid	(5,940)	(618)	(356)	(6,914)
Balance at November 30, 2014	$586	$115	$417	$1,118
Add: Costs incurred	—	166	1,360	1,526
Revision to prior estimates	(30)	11	(35)	(54)
Less: Amount paid	(556)	(157)	(1,437)	(2,150)
Balance at November 30, 2015	$—	$135	$305	$440

As of November 30, 2015, the $0.4 million remaining liability was primarily in the Transportation segment, and we expect that it will be substantially paid in 2016.

11.	Discontinued Operations

Operating results for discontinued operations for the years ended November 30, 2015, 2014, and 2013, respectively, were as follows (in thousands):

	2015	2014	2013
Revenue	$129,956	$151,007	$148,629

Income from discontinued operations before income taxes	$15,887	$26,109	$24,067
Tax benefit (expense)	35,368	(9,522)	(8,850)
Income from discontinued operations, net	$51,255	$16,587	$15,217

In October 2015, we announced our intent to divest our OE&RM and GlobalSpec product groups, which are components of our CMS segment, due to a recent portfolio evaluation where we determined that these product groups no longer aligned with our strategic goals. OE&RM is also one of our reporting units. We launched the sales process for both product groups in November 2015 and anticipate completion of the divestitures within the next 12 months. As part of the fair value analysis for these discontinued operations, we determined that there was an impairment related to GlobalSpec based on the expected selling price for GlobalSpec; consequently, we recorded an impairment loss of approximately $3.4 million in the income from discontinued operations, net, caption of the consolidated statements of operations. The tax benefit includes recognition of a $42.4 million deferred tax asset for the difference between the book value of stock and the tax value of stock.

The following table provides the components of assets and liabilities held for sale as of November 30, 2015 (in thousands):

Current assets	$19,505
Property and equipment, net	16,391
Intangible assets, net	58,298
Goodwill	99,183
Assets held for sale	$193,377

Current liabilities	$1,255
Deferred revenue	19,576
Deferred income taxes	11,266
Liabilities held for sale	$32,097

12.	Income Taxes

The amounts of income from continuing operations before income taxes by U.S. and foreign jurisdictions for the years ended November 30, 2015, 2014, and 2013, respectively, is as follows (in thousands):

	2015	2014	2013
U.S.	$26,096	$(2,271)	$(57,257)
Foreign	211,695	225,359	187,920
Income from continuing operations before income taxes	$237,791	$223,088	$130,663

The provision for income taxes from continuing operations for the years ended November 30, 2015, 2014, and 2013, respectively, is as follows (in thousands):

	2015	2014	2013
Current:
U.S.	$3,574	$14,252	$10,021
Foreign	41,420	34,261	35,214
State	(3,654)	6,898	3,224
Total current	41,340	55,411	48,459
Deferred:
U.S.	8,665	(8,688)	(24,313)
Foreign	(5,410)	1,234	(7,336)
State	4,258	(2,831)	(2,663)
Total deferred	7,513	(10,285)	(34,312)
Provision for income taxes	$48,853	$45,126	$14,147

The following table presents the reconciliation of the provision for income taxes to the U.S. statutory tax rate for the years ended November 30, 2015, 2014, and 2013, respectively (in thousands):

	2015	2014	2013
Statutory U.S. federal income tax	$83,227	$78,081	$45,732
State income tax, net of federal benefit	(1,157)	2,025	(752)
Foreign rate differential	(47,738)	(68,236)	(62,190)
Tax rate change	(33)	366	5,286
Valuation allowance	12,407	25,503	29,288
Change in reserves	106	28	(1,387)
Other	2,041	7,359	(1,830)
Provision for income taxes	$48,853	$45,126	$14,147
Effective tax rate expressed as a percentage of pre-tax earnings	20.5%	20.2%	10.8%

The tax rate change reflects the impact of legislative changes to statutory rates as well as the impact of acquisitions on our global footprint and the related measurement of deferred taxes.

Undistributed earnings of our foreign subsidiaries were approximately $747.5 million at November 30, 2015. Those earnings are considered to be indefinitely reinvested, and do not include earnings from certain subsidiaries which are considered distributed. Accordingly, no provision for U.S. federal and state income taxes has been provided for those earnings. If we were to repatriate those earnings, in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexity associated with the hypothetical calculation.

The significant components of deferred tax assets and liabilities as of November 30, 2015 and 2014 are as follows (in thousands):

	2015	2014
Deferred tax assets:
Accruals and reserves	$20,682	$21,299
Deferred revenue	72	1,654
Pension and postretirement benefits	10,220	12,708
Tax credits	19,529	9,787
Deferred stock-based compensation	45,695	52,052
Tax benefit from outside basis difference (1)	42,440	—
Loss carryforwards	107,304	85,706
Other	16,809	10,657
Gross deferred tax assets	262,751	193,863
Valuation allowance	(78,830)	(66,232)
Realizable deferred tax assets	183,921	127,631
Deferred tax liabilities:
Fixed assets	(64,398)	(18,107)
Intangibles	(372,417)	(375,163)
Gross deferred tax liabilities	(436,815)	(393,270)
Net deferred tax liability	$(252,894)	$(265,639)

(1) As a result of meeting the discontinued operations criteria for GlobalSpec, we have recognized the benefit of the related outside basis difference.

As of November 30, 2015, we had loss carryforwards for tax purposes totaling approximately $340.0 million, comprised of $72.2 million of U.S. net operating loss carryforwards and $267.8 million of foreign loss carryforwards, both of which will be available to offset future taxable income. If not used, the U.S. net operating loss carryforwards will begin to expire in 2018 and the foreign tax loss carryforwards generally may be carried forward indefinitely. We have analyzed the net operating losses and placed valuation allowances on those where we have determined the realization is not more likely than not to occur.

As of November 30, 2015, we had approximately $16.3 million of foreign tax credit (FTC) carryforwards and approximately $4.4 million of research and development (R&D) credit carryforwards, both of which will be available to offset future U.S. tax liabilities. If not used, the FTC carryforwards will expire between 2023 and 2025, and the R&D credit carryforwards will expire between 2032 and 2034. We believe that it is more likely than not that we will realize our FTC and R&D tax credit assets.

The valuation allowance for deferred tax assets increased by $12.6 million in 2015. The increase is primarily attributable to foreign net operating losses, incurred and acquired, for which there is no objective indication that taxable income of the foreign entity will be generated in the future. We expect that the capital loss on the sale of GlobalSpec will be utilized through the capital gain on the sale of OE&RM.

We have provided what we believe to be an appropriate amount of tax for items that involve interpretation of the tax law. However, events may occur in the future that will cause us to reevaluate our current reserves and may result in an adjustment to the reserve for taxes.

A summary of the activities associated with our reserve for unrecognized tax benefits, interest, and penalties follows (in thousands):

	Unrecognized Tax Benefits	Interest and Penalties
Balance at November 30, 2014	$1,659	$553
Additions:
Current year tax positions	700	—
Prior year tax positions	67	—
Associated with interest	—	98
Decreases:
Lapse of statute of limitations	(165)	(61)
Prior year tax positions	(554)	(183)
Balance at November 30, 2015	$1,707	$407

As of November 30, 2015, the total amount of unrecognized tax benefits was $2.1 million, of which $0.4 million related to interest and penalties. We include accrued interest and accrued penalties related to amounts accrued for unrecognized tax benefits in our provision for income taxes. The entire amount of unrecognized benefits at November 30, 2015 may affect the annual effective tax rate if the benefits are eventually recognized.

It is reasonably possible that we will experience a $0.5 million decrease in the reserve for unrecognized tax benefits within the next 12 months. We would experience this decrease in relation to uncertainties associated with the expiration of applicable statutes of limitation.

We and our subsidiaries file federal, state, and local income tax returns in multiple jurisdictions around the world. With few exceptions, we are no longer subject to income tax examinations by tax authorities for years before 2011.

13.	Pensions and Postretirement Benefits

Defined Benefit Plans

We sponsor the following defined benefit plans:

•A frozen, non-contributory defined-benefit retirement plan (the U.S. RIP) for certain of our U.S. employees.

•	A frozen defined-benefit pension plan (the U.K. RIP) that covers certain employees of a subsidiary based in the United Kingdom.

•	A frozen, unfunded Supplemental Income Plan (SIP), which is a non-qualified pension plan, for certain U.S. employees who earn over a federally stipulated amount.

Benefits for all three plans are generally based on years of service and either average or cumulative base compensation, depending on the plan. Plan funding strategies are influenced by employee benefit laws and tax laws. The U.K. RIP includes a provision for employee contributions and inflation-based benefit increases for retirees. We expect to contribute approximately $3 million to our pension and postretirement benefit plans in 2016.

The following table provides the expected benefit payments for our pension plans (in thousands):

Total
2016	$12,012
2017	$12,078
2018	$11,563
2019	$11,634
2020	$11,312
2021-2025	$56,040

Our net periodic pension expense for the pension plans consisted of the following (in thousands):

	Year Ended November 30,
	2015	2014	2013
Service costs incurred	$1,981	$8,356	$10,420
Interest costs on projected benefit obligation	8,300	8,442	7,017
Expected return on plan assets	(8,699)	(8,354)	(7,550)
Amortization of prior service credit	—	(791)	(1,350)
Amortization of transitional obligation	—	40	40
Curtailment gain	—	(2,806)	—
Fourth quarter expense recognition of actuarial loss in excess of corridor	2,492	1,020	2,620
Net periodic pension expense	$4,074	$5,907	$11,197

The changes in the projected benefit obligation, plan assets and the funded status of the pension plans were as follows (in thousands):

	2015	2014
Change in projected benefit obligation:
Net benefit obligation, beginning of year	$208,550	$184,117
Service costs incurred	1,981	8,356
Interest costs on projected benefit obligation	8,300	8,442
Actuarial loss (gain)	(4,709)	21,462
Gross benefits paid	(10,313)	(9,133)
Plan amendment	—	495
Curtailment gain	—	(2,842)
Foreign currency exchange rate change	(1,919)	(2,347)
Net benefit obligation, end of year	$201,890	$208,550
Change in plan assets:
Fair value of plan assets, beginning of year	$189,056	$165,741
Actual return on plan assets	1,646	22,293
Employer contributions	5,345	12,484
Gross benefits paid	(10,313)	(9,133)
Foreign currency exchange rate change	(1,898)	(2,329)
Fair value of plan assets, end of year	$183,836	$189,056
Funded status (underfunded)	$(18,054)	$(19,494)

Amounts in Accumulated Other Comprehensive Income not yet recognized as components of net periodic pension and postretirement expense, pretax
Net actuarial loss	19,829	20,160

The net underfunded status of the plans is recorded in accrued pension and postretirement liability in the consolidated balance sheets. Any future reclassification of actuarial loss from AOCI to income would only be recognized if the cumulative actuarial loss exceeds the corridor, and the reclassification would be recognized as a fourth quarter mark-to-market adjustment.

Pension expense is actuarially calculated annually based on data available at the beginning of each year. We determine the expected return on plan assets by multiplying the expected long-term rate of return on assets by the market-related value of plan assets. The market-related value of plan assets is the fair value of plan assets. Assumptions used in the actuarial calculation include the discount rate selected and disclosed at the end of the previous year as well as the expected rate of return on assets detailed in the table below, as of the years ended November 30, 2015 and 2014:

	U.S. RIP		U.K. RIP
	2015	2014	2015	2014
Weighted-average assumptions as of year-end
Discount rate	4.50%	4.20%	3.60%	3.80%
Expected long-term rate of return on assets	5.00%	4.70%	4.60%	4.90%

In 2014, we discontinued all future accruals to the U.S. RIP. As a result of the plan freeze and associated remeasurement, we used a weighted-average 5.2 percent expected long-term rate of return on plan assets and a weighted-average 4.7 percent discount rate for the U.S. RIP for 2014.

Fair Value of Pension Assets

As of November 30, 2015, the U.S. RIP plan assets consist primarily of fixed-income securities, with a moderate amount of equity securities. We employed a similar investment strategy as of November 30, 2014. The U.K. RIP plan assets consist primarily of equity securities, with smaller holdings of bonds and other assets. Equity assets are diversified between international and domestic investments, with additional diversification in the domestic category through allocations to large-cap, mid-cap, and growth and value investments.

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

The following table compares target asset allocation percentages with actual asset allocations at the end of 2015:

	U.S. RIP Assets		U.K. RIP Assets
	Target Allocations	Actual Allocations	Target Allocations	Actual Allocations
Fixed Income	75%	73%	45%	48%
Equities	25%	24%	55%	45%
Alternatives/Other	—%	3%	—%	7%

Investment return assumptions for both plans have been determined by obtaining independent estimates of expected long-term rates of return by asset class and applying the returns to assets on a weighted-average basis.

All of our pension plan assets are measured at fair value on a recurring basis by reference to similar assets in active markets and are therefore classified within Level 2 of the fair value hierarchy. Plan assets as of November 30, 2015 and 2014 were classified in the following categories (in thousands):

	2015	2014
Interest-bearing cash	$6,791	$3,940
Collective trust funds:
Fixed income funds	121,994	127,063
Equity funds	55,051	58,053
	$183,836	$189,056

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

The obligation under our plan was determined by the application of the terms of medical and life insurance plans together with relevant actuarial assumptions. Effective 2006, we do not provide prescription drug coverage for Medicare-eligible retirees except through a Medicare Advantage fully insured option; therefore our liability does not reflect any impact of the Medicare Modernization Act Part D subsidy. The discount rate used in determining the accumulated postretirement benefit obligation was 4.50 percent and 4.20 percent at November 30, 2015, and 2014, respectively.

Our net periodic postretirement expense and changes in the related projected benefit obligation were as follows (in thousands):

	Year Ended November 30,
	2015	2014	2013
Service costs incurred	$16	$16	$23
Interest costs	388	412	399
Fourth quarter expense recognition of actuarial loss in excess of corridor	—	439	—
Net periodic postretirement expense	$404	$867	$422

	November 30, 2015	November 30, 2014
Change in projected postretirement benefit obligation:
Postretirement benefit obligation at beginning of year	$9,645	$8,815
Service costs	16	16
Interest costs	388	412
Actuarial (gain) loss	(847)	1,407
Benefits paid	(511)	(1,005)
Postretirement benefit obligation at end of year	$8,691	$9,645
Unfunded status	$(8,691)	$(9,645)

Amounts in Accumulated Other Comprehensive Income not yet recognized as components of net periodic pension and postretirement expense, pretax
Net actuarial loss	$117	$964

The net unfunded status of the postretirement benefit plan is recorded in accrued pension liability in the consolidated balance sheets. Any future reclassifications of actuarial loss from AOCI to income would only be recognized if the cumulative actuarial loss exceeds the corridor and would be recognized as a fourth quarter mark-to-market adjustment.

The following table provides the expected benefit payments for the plan (in thousands):

Year	Amount (in thousands)
2016	$734
2017	$730
2018	$726
2019	$720
2020	$690
2021-2025	$3,084

A one-percentage-point change in assumed health-care-cost-trend rates would have no effect on service cost, interest cost, or the postretirement benefit obligation as of November 30, 2015 because our subsidy is capped.

Defined Contribution Plan

Employees of certain subsidiaries may participate in defined contribution plans. We began providing a company non-elective contribution to certain employees in 2012 and expanded that contribution to all eligible employees if they are active employees at the end of the calendar year. Benefit expense relating to these plans was approximately $18.2 million, $13.7 million, and $11.9 million for the years ended November 30, 2015, 2014, and 2013, respectively.

14.	Stock-based Compensation

As of November 30, 2015, we had one stock-based compensation plan: the Amended and Restated IHS Inc. 2004 Long-Term Incentive Plan (LTIP). The LTIP provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares, cash-based awards, other stock based awards and covered employee annual incentive awards. Upon vesting of an award, we may either issue new shares or reissue treasury shares, but only to the extent that the reissued shares were previously withheld for taxes under the LTIP provisions. The 2004 Directors Stock Plan, a sub-plan under our LTIP, provides for the grant of restricted stock and restricted stock units to non-employee directors as defined in that plan. We believe that such awards better align the interests of our employees and non-employee directors with those of our stockholders. We have an authorized maximum of 14.75 million shares for issuance under the LTIP. As of November 30, 2015, the number of shares available for future grant was 1.5 million.

Total unrecognized compensation expense related to all nonvested awards was $120.7 million as of November 30, 2015, with a weighted-average recognition period of approximately 1.4 years.

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

The following table summarizes RSU activity for the year ended November 30, 2015. Performance-based RSUs for the 2016 and 2017 performance periods are included in the table at target.

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands)
Balance at November 30, 2014	2,518	$102.24
Granted	1,361	$116.14
Vested	(1,247)	$102.88
Forfeited	(191)	$114.00
Balance at November 30, 2015	2,441	$108.74

The total fair value of RSUs that vested during the year ended November 30, 2015 was $144.9 million.

Stock Options. Option awards are generally granted with an exercise price equal to the fair market value of our stock at the date of grant. No stock options were outstanding as of November 30, 2015.

Stock-based compensation expense for the years ended November 30, 2015, 2014, and 2013, respectively, was as follows (in thousands):

	2015	2014	2013

Cost of revenue	$6,892	$8,520	$8,271
Selling, general and administrative	122,024	150,737	147,447
Total stock-based compensation expense	$128,916	$159,257	$155,718

Total income tax benefits recognized for stock-based compensation arrangements were as follows (in thousands):

	2015	2014	2013
Income tax benefits	$37,330	$47,209	$51,357

No stock-based compensation cost was capitalized during the years ended November 30, 2015, 2014, or 2013.

15.	Commitments and Contingencies

Commitments

Rental charges in 2015, 2014, and 2013 approximated $60.9 million, $58.9 million and $46.3 million, respectively. Minimum rental commitments under non-cancelable operating leases in effect at November 30, 2015, are as follows:

Year	Amount (in thousands)
2016	$58,222
2017	54,069
2018	44,484
2019	32,374
2020	26,620
Thereafter	76,005
$291,774

We also had outstanding letters of credit and bank guarantees in the aggregate amount of approximately $5.2 million and $5.6 million at November 30, 2015 and 2014, respectively.

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

Weighted average shares of Class A common stock outstanding for the years ended November 30, 2015, 2014, and 2013, respectively, were calculated as follows (in thousands):

	2015	2014	2013
Weighted-average shares outstanding:
Shares used in basic EPS calculation	68,450	68,163	66,434
Effect of dilutive securities:
Restricted stock units	839	957	1,006
Stock options and other stock-based awards	—	—	2
Shares used in diluted EPS calculation	69,289	69,120	67,442

Share Buyback Programs
During 2006, our board of directors approved a program to reduce the dilutive effects of employee equity grants, by allowing employees to surrender shares back to the Company for a value equal to their minimum statutory tax liability. We then pay the statutory tax on behalf of the employee. For the year ended November 30, 2015, we accepted 436,919 shares surrendered by employees under the tax withholding program for approximately $50.8 million, or $116.22 per share.

In January 2015, our board of directors authorized us to repurchase up to $100 million of our Class A common stock in open market purchases or through privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the Exchange Act), subject to market conditions, applicable legal requirements and other relevant factors. All of our previously announced share repurchase programs were terminated at that time. We completed this program in June 2015, repurchasing 816,205 shares at an average price of approximately $122.52 per share.

In June 2015, our board of directors authorized us to repurchase up to $500 million of our Class A common stock in open market purchases or through privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act, subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate IHS to repurchase any set dollar amount or number of shares and is scheduled to expire on November 30, 2017, but may be suspended at any time at our discretion. The amount authorized under this program is inclusive of share repurchases of our Class A common stock surrendered by employees in an amount equal to the statutory tax liability associated with the vesting of their equity awards, for which we pay the statutory tax on behalf of the employee. For the year ended November 30, 2015, we repurchased 841,842 shares on the open market under this program for a total of approximately $100.3 million, at an average price of approximately $119.18 per share.

17.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (AOCI) consists of foreign currency translation adjustments, net pension and postretirement liability adjustments, and net gain (loss) on hedging activities. Each item is reported net of the related income tax effect. The following table summarizes the changes in AOCI by component (net of tax) for the year ended November 30, 2015 (in thousands):

	Foreign currency translation	Net pension and OPEB liability	Unrealized losses on hedging activities	Total
Balance at November 30, 2012	$(35,374)	$(9,094)	$(2,225)	$(46,693)
Other comprehensive income (loss) before reclassifications	(11,191)	85	(950)	(12,056)
Reclassifications from AOCI to income	—	812	976	1,788
Balance at November 30, 2013	$(46,565)	$(8,197)	$(2,199)	$(56,961)
Other comprehensive income (loss) before reclassifications	(37,069)	(4,144)	(8,343)	(49,556)
Reclassifications from AOCI to income	—	(1,268)	1,060	(208)
Balance at November 30, 2014	$(83,634)	$(13,609)	$(9,482)	$(106,725)
Other comprehensive loss before reclassifications	(79,873)	(1,170)	(5,649)	(86,692)
Reclassifications from AOCI to income	—	1,630	574	2,204
Balance at November 30, 2015	$(163,507)	$(13,149)	$(14,557)	$(191,213)

Amounts reclassified from AOCI to income related to net pension and OPEB liability are recorded in net periodic pension and postretirement expense.

18.	Supplemental Cash Flow Information

Net cash provided by operating activities reflects cash payments for interest and income taxes as shown below, for the years ended November 30, 2015, 2014, and 2013, respectively (in thousands):

	2015	2014	2013
Interest paid	$65,429	$45,396	$39,023
Income tax payments (refunds), net	$11,489	$52,030	$(9,458)

Interest paid during 2013, 2014, and 2015 increased primarily due to increased borrowings associated with acquisitions and share repurchase programs, as well as a higher effective interest rate due to an increased amount of fixed rate debt.

Cash and cash equivalents amounting to approximately $291.6 million and $153.2 million reflected on the consolidated balance sheets at November 30, 2015 and 2014, respectively, are maintained primarily in U.S. Dollars, Canadian Dollars, British Pounds, and Euros, and were subject to fluctuations in the currency exchange rate.

19.	Segment Information

During 2015, we changed the structure of our internal organization in a manner that caused the composition of our segments to change. We now prepare our financial reports and analyze our business results within our three operating segments: Resources, Transportation, and CMS. All prior period information has been restated to reflect the current year presentation, and excludes results associated with discontinued operations. We evaluate segment performance primarily at the revenue and operating profit level for each of these three segments.

Information about the operations of our segments is set forth below. Our Chief Executive Officer is our CODM, and the CODM evaluates segment performance based primarily on revenue and operating profit. In addition, the CODM reviews revenue by transaction type and geography. The accounting policies of our segments are the same as those described in the summary of significant accounting policies (see Note 2).

No single customer accounted for 10 percent or more of our total revenue for the years ended November 30, 2015, 2014, or 2013. There are no material inter-segment revenues for any period presented. Certain corporate transactions are not allocated to the reportable segments, including such items as stock-based compensation expense, net periodic pension and postretirement expense, corporate-level impairments, and gain (loss) on sale of corporate assets.

	Resources	Transportation	CMS	Shared Services	Consolidated Total
	(In thousands)
Year Ended November 30, 2015
Revenue	$884,596	$758,404	$541,335	$—	$2,184,335
Operating income	$248,280	$193,668	$49,319	$(183,424)	$307,843
Depreciation and amortization	$85,924	$80,696	$48,135	$325	$215,080
Total Assets	$2,247,747	$2,319,097	$840,860	$193,377	$5,601,081
Year Ended November 30, 2014
Revenue	$927,211	$662,547	$490,029	$—	$2,079,787
Operating income	$286,393	$160,361	$52,225	$(221,495)	$277,484
Depreciation and amortization	$77,576	$70,772	$32,554	$341	$181,243
Total Assets	$2,249,604	$2,237,669	$784,863	$—	$5,272,136
Year Ended November 30, 2013
Revenue	$865,126	$353,787	$473,090	$—	$1,692,003
Operating income	$284,475	$67,255	$32,899	$(210,655)	$173,974
Depreciation and amortization	$62,256	$37,644	$38,952	$123	$138,975
Total Assets	$2,352,730	$2,179,261	$827,622	$—	$5,359,613

The table below provides information about revenue and long-lived assets for the U.S. and the rest of the world for 2015, 2014, and 2013. There were no material individual foreign countries. Revenue by geographic area is generally based on the "ship to" location. Long-lived assets include net property and equipment.

	2015		2014		2013
(in thousands)	Revenue	Long-lived assets	Revenue	Long-lived assets	Revenue	Long-lived assets
United States	$1,327,390	$272,919	$1,176,813	$254,008	$919,151	$196,987
Rest of world	856,945	41,447	902,974	47,411	772,852	48,579
Total	$2,184,335	$314,366	$2,079,787	$301,419	$1,692,003	$245,566

Revenue by transaction type was as follows:

(in thousands)	2015	2014	2013
Subscription revenue	$1,768,541	$1,643,844	$1,326,630
Non-subscription revenue	415,794	435,943	365,373
Total revenue	$2,184,335	$2,079,787	$1,692,003
Revenue by geography was as follows:

(in thousands)	2015	2014	2013
Americas	$1,459,743	$1,353,616	1,041,425
EMEA	508,066	518,820	458,531
APAC	216,526	207,351	192,047
Total revenue	$2,184,335	$2,079,787	$1,692,003

Activity in our goodwill account was as follows:

(in thousands)	Resources	Transportation	CMS	Consolidated Total
Balance at November 30, 2013	$1,558,103	$1,237,170	$269,908	$3,065,181
Acquisitions	14,474	74,320	41,473	130,267
Adjustments to purchase price	(4,197)	1,007	(2,301)	(5,491)
Foreign currency translation	(16,044)	(13,427)	(3,162)	(32,633)
Balance at November 30, 2014	1,552,336	1,299,070	305,918	3,157,324
Acquisitions	35,027	81,520	154,523	271,070
Adjustments to purchase price	2,427	(825)	4,517	6,119
Reclassification to assets held for sale	—	—	(102,566)	(102,566)
Foreign currency translation	(21,227)	(18,423)	(4,838)	(44,488)
Balance at November 30, 2015	$1,568,563	$1,361,342	$357,554	$3,287,459

The adjustments to purchase price in 2014 and 2015 related primarily to deferred tax true-ups that we finalized for our 2013 and 2014 acquisitions, respectively. The reclassification adjustment in 2015 was related to the goodwill allocated to our OE&RM and GlobalSpec product groups, which are now classified as discontinued operations, as further described in Note 11.

20.	Quarterly Results of Operations (Unaudited)

The following table summarizes certain quarterly results of operations (in thousands):

	Three Months Ended
	February 28	May 31	August 31	November 30
2015
Revenue	$513,876	$556,940	$557,813	$555,706

Income from continuing operations	$37,950	$46,673	$56,961	$47,354
Income from discontinued operations	1,570	4,279	2,283	43,123
Net income	$39,520	$50,952	$59,244	$90,477

Basic earnings per share:
Income from continuing operations	$0.55	$0.68	$0.83	$0.70
Income from discontinued operations	0.02	0.06	0.03	0.63
Net income	$0.58	$0.74	$0.87	$1.33

Diluted earnings per share:
Income from continuing operations	$0.55	$0.68	$0.83	$0.69
Income from discontinued operations	$0.02	$0.06	$0.03	$0.63
Net income	$0.57	$0.74	$0.86	$1.32

2014
Revenue	$490,104	$529,871	$518,680	$541,132

Income from continuing operations	$30,979	$51,084	$41,909	$53,990
Income from discontinued operations	1,443	4,408	4,608	6,128
Net income	$32,422	$55,492	$46,517	$60,118

Basic earnings per share:
Income from continuing operations	$0.46	$0.75	$0.61	$0.79
Income from discontinued operations	0.02	0.06	0.07	0.09
Net income	$0.48	$0.81	$0.68	$0.88

Diluted earnings per share:
Income from continuing operations	$0.45	$0.74	$0.61	$0.78
Income from discontinued operations	0.02	0.06	0.07	0.09
Net income	$0.47	$0.81	$0.68	$0.87

Due to the discontinued operations discussed in Note 11, we have adjusted all prior period amounts, including these quarterly results of operations, to reflect the impact of discontinued operations on those periods.

21.	Supplemental Guarantor Information

Our 5% Notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by the following wholly owned subsidiaries of IHS Inc. (collectively, the Guarantor Subsidiaries):

•IHS Holding Inc.

•IHS Global Inc.
•R.L. Polk & Co.
•CARFAX, Inc.

The guarantees of our 5% Notes by the Guarantor Subsidiaries contain customary release provisions, which provide for the termination of such guarantees upon (i) the sale or other disposition (including by way of consolidation or merger) of the guarantor subsidiary or the sale or disposition of all or substantially all the assets of the guarantor subsidiary (in each case other than to the parent company (IHS Inc.) or another subsidiary of the company), (ii) the defeasance of the 5% Notes, or (iii) at such time as the guarantor subsidiary ceases to be a guarantor of any significant indebtedness of the company.

The following supplemental tables present condensed consolidating financial information for the parent company, the Guarantor Subsidiaries on a combined basis, and all other non-guarantor subsidiaries on a combined basis.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF NOVEMBER 30, 2015
(In thousands)

	IHS Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$21,048	$270,532	$—	$291,580
Accounts receivable, net	—	192,889	163,024	—	355,913
Income tax receivable	42,663	—	3,021	(41,099)	4,585
Deferred subscription costs	—	52,210	30,082	(29,540)	52,752
Intercompany receivables	465,915	38,381	179,798	(684,094)	—
Assets held for sale	—	99,743	93,634	—	193,377
Other	1,681	38,220	17,234	—	57,135
Total current assets	510,259	442,491	757,325	(754,733)	955,342
Non-current assets:
Property and equipment, net	—	267,422	46,944	—	314,366
Intangible assets, net	—	768,029	246,662	—	1,014,691
Goodwill	—	2,274,422	1,013,037	—	3,287,459
Deferred income taxes	58,471	—	6,630	(58,471)	6,630
Investment in subsidiaries	2,416,961	3,045,096	—	(5,462,057)	—
Intercompany notes receivable	—	—	724,778	(724,778)	—
Other	10,181	11,130	1,282	—	22,593
Total non-current assets	2,485,613	6,366,099	2,039,333	(6,245,306)	4,645,739
Total assets	$2,995,872	$6,808,590	$2,796,658	$(7,000,039)	$5,601,081
Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$—	$36,019	$—	$—	$36,019
Accounts payable	5	39,689	19,486	—	59,180
Accrued compensation	—	69,889	35,588	—	105,477
Accrued royalties	—	25,985	7,321	—	33,306
Other accrued expenses	3,453	74,055	40,709	—	118,217
Income tax payable	—	64,077	362	(41,100)	23,339
Deferred revenue	—	321,766	260,272	(29,540)	552,498
Intercompany payables	22,721	549,783	122,855	(695,359)	—
Liabilities held for sale	—	12,402	19,695	—	32,097
Total current liabilities	26,179	1,193,665	506,288	(765,999)	960,133
Long-term debt	750,000	1,345,183	—	—	2,095,183
Accrued pension and postretirement liability	18,260	8,188	297	—	26,745
Deferred income taxes	—	259,764	46,965	(47,205)	259,524
Intercompany notes payable	—	724,778	—	(724,778)	—
Other liabilities	556	40,755	17,308	—	58,619
Total stockholders’ equity	2,200,877	3,236,257	2,225,800	(5,462,057)	2,200,877
Total liabilities and stockholders’ equity	$2,995,872	$6,808,590	$2,796,658	$(7,000,039)	$5,601,081

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF NOVEMBER 30, 2014
(In thousands)

	IHS Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$32,314	$120,842	$—	$153,156
Accounts receivable, net	—	212,711	208,663	—	421,374
Income tax receivable	18,000	16,384	—	(32,101)	2,283
Deferred subscription costs	—	53,272	28,048	(30,299)	51,021
Intercompany receivables	712,976	174,161	291,873	(1,179,010)	—
Other	1,669	41,481	17,823	—	60,973
Total current assets	732,645	530,323	667,249	(1,241,410)	688,807
Non-current assets:
Property and equipment, net	—	246,498	54,921	—	301,419
Intangible assets, net	—	826,152	264,957	—	1,091,109
Goodwill	—	2,258,393	898,931	—	3,157,324
Deferred income taxes	59,594	—	5,486	(59,594)	5,486
Investment in subsidiaries	2,249,359	1,748,795	—	(3,998,154)	—
Intercompany notes receivable	—	—	740,879	(740,879)	—
Other	11,498	13,701	2,792	—	27,991
Total non-current assets	2,320,451	5,093,539	1,967,966	(4,798,627)	4,583,329
Total assets	$3,053,096	$5,623,862	$2,635,215	$(6,040,037)	$5,272,136
Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$—	$35,974	$283	$—	$36,257
Accounts payable	93	31,083	21,069	—	52,245
Accrued compensation	—	57,651	44,224	—	101,875
Accrued royalties	—	24,590	12,756	—	37,346
Other accrued expenses	3,830	91,131	36,186	—	131,147
Income tax payable	—	—	32,101	(32,101)	—
Deferred revenue	—	317,144	309,342	(30,299)	596,187
Intercompany payables	119,268	1,056,664	3,078	(1,179,010)	—
Total current liabilities	123,191	1,614,237	459,039	(1,241,410)	955,057
Long-term debt	750,000	1,056,098	—	—	1,806,098
Accrued pension and postretirement liability	19,603	8,869	667	—	29,139
Deferred income taxes	—	283,211	47,508	(59,594)	271,125
Intercompany notes payable	—	740,879	—	(740,879)	—
Other liabilities	756	30,887	19,528	—	51,171
Total stockholders’ equity	2,159,546	1,889,681	2,108,473	(3,998,154)	2,159,546
Total liabilities and stockholders’ equity	$3,053,096	$5,623,862	$2,635,215	$(6,040,037)	$5,272,136

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED NOVEMBER 30, 2015
(In thousands)

	IHS Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$1,609,362	$641,165	$(66,192)	$2,184,335
Operating expenses:
Cost of revenue	—	808,214	77,151	(66,192)	819,173
Selling, general and administrative	13,694	524,312	257,348	—	795,354
Depreciation and amortization	—	155,352	59,728	—	215,080
Restructuring charges	—	23,902	15,457	—	39,359
Acquisition-related costs	—	1,418	54	—	1,472
Net periodic pension and postretirement expense	54	4,075	349	—	4,478
Other expense, net	—	674	902	—	1,576
Total operating expenses	13,748	1,517,947	410,989	(66,192)	1,876,492
Operating income (loss)	(13,748)	91,415	230,176	—	307,843
Interest income	10,349	457	670	(10,543)	933
Interest expense	(39,196)	(34,267)	(8,065)	10,543	(70,985)
Non-operating expense, net	(28,847)	(33,810)	(7,395)	—	(70,052)
Income (loss) from continuing operations before income taxes	(42,595)	57,605	222,781	—	237,791
Benefit (provision) for income taxes	16,825	(22,754)	(42,924)	—	(48,853)
Income (loss) from continuing operations	(25,770)	34,851	179,857	—	188,938
Income from discontinued operations, net	—	3,754	47,501	—	51,255
Equity in net income of subsidiaries	265,963	227,358	—	(493,321)	—
Net income	$240,193	$265,963	$227,358	$(493,321)	$240,193

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED NOVEMBER 30, 2014
(In thousands)

	IHS Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$1,464,257	$663,636	$(48,106)	$2,079,787
Operating expenses:
Cost of revenue	—	752,463	110,796	(48,106)	815,153
Selling, general and administrative	12,721	497,742	279,289	—	789,752
Depreciation and amortization	—	135,489	45,754	—	181,243
Restructuring charges	—	5,173	3,602	—	8,775
Acquisition-related costs	—	1,268	633	—	1,901
Net periodic pension and postretirement expense	88	6,686	—	—	6,774
Other expense (income), net	49	(227)	(1,117)	—	(1,295)
Total operating expenses	12,858	1,398,594	438,957	(48,106)	1,802,303
Operating income (loss)	(12,858)	65,663	224,679	—	277,484
Interest income	—	476	1,130	(618)	988
Interest expense	(3,576)	(51,020)	(1,406)	618	(55,384)
Non-operating expense, net	(3,576)	(50,544)	(276)	—	(54,396)
Income (loss) from continuing operations before income taxes	(16,434)	15,119	224,403	—	223,088
Benefit (provision) for income taxes	6,491	(5,971)	(45,646)	—	(45,126)
Income (loss) from continuing operations	(9,943)	9,148	178,757	—	177,962
Income from discontinued operations, net	—	6,664	9,923	—	16,587
Equity in net income of subsidiaries	204,492	92,372	—	(296,864)	—
Net income	$194,549	$108,184	$188,680	$(296,864)	$194,549

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED NOVEMBER 30, 2013
(In thousands)

	IHS Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$1,128,433	$624,731	$(61,161)	$1,692,003
Operating expenses:
Cost of revenue	—	647,513	103,624	(61,161)	689,976
Selling, general and administrative	11,940	354,150	275,984	—	642,074
Depreciation and amortization	—	70,573	68,402	—	138,975
Restructuring charges	—	6,831	4,898	—	11,729
Acquisition-related costs	—	19,188	4,240	—	23,428
Net periodic pension and postretirement expense	141	11,427	51	—	11,619
Other expense (income), net	(61)	(8,711)	9,000	—	228
Total operating expenses	12,020	1,100,971	466,199	(61,161)	1,518,029
Operating income (loss)	(12,020)	27,462	158,532	—	173,974
Interest income	—	906	1,194	(829)	1,271
Interest expense	—	(42,793)	(2,618)	829	(44,582)
Non-operating expense, net	—	(41,887)	(1,424)	—	(43,311)
Income (loss) from continuing operations before income taxes	(12,020)	(14,425)	157,108	—	130,663
Benefit (provision) for income taxes	4,748	5,659	(24,554)	—	(14,147)
Income (loss) from continuing operations	(7,272)	(8,766)	132,554	—	116,516
Income from discontinued operations, net	—	7,238	7,979	—	15,217
Equity in net income of subsidiaries	139,005	40,677	—	(179,682)	—
Net income	$131,733	$39,149	$140,533	$(179,682)	$131,733

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	IHS Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Year ended November 30, 2015
Comprehensive income	$155,705	$(47,860)	$146,409	$(98,549)	$155,705

Year ended November 30, 2014
Comprehensive income	$144,785	$58,485	$151,545	$(210,030)	$144,785

Year ended November 30, 2013
Comprehensive income	$121,465	$28,268	$129,955	$(158,223)	$121,465

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED NOVEMBER 30, 2015
(In thousands)

	IHS Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash provided by operating activities	$—	$360,437	$252,202	$—	$612,639
Investing activities:
Capital expenditures on property and equipment	—	(109,160)	(13,761)	—	(122,921)
Acquisitions of businesses, net of cash acquired	—	(324,393)	(45,515)	—	(369,908)
Change in other assets	—	(3,727)	—	—	(3,727)
Settlements of forward contracts	—	—	597	—	597
Advances provided to other subsidiaries	—	—	(600)	600	—
Investment in subsidiaries	—	(100)	—	100	—
Intercompany dividends received from subsidiaries	—	19,320	—	(19,320)	—
Net cash used in investing activities	—	(418,060)	(59,279)	(18,620)	(495,959)
Financing activities:
Proceeds from borrowings	—	550,000	—	—	550,000
Repayment of borrowings	—	(260,869)	(283)	—	(261,152)
Excess tax benefit from stock-based compensation	—	5,494	—	—	5,494
Repurchases of common stock	—	(248,868)	—	—	(248,868)
Advances received from other subsidiaries	—	600	—	(600)	—
Proceeds from issuance of intercompany equity	—	—	100	(100)	—
Intercompany dividends paid to subsidiaries	—	—	(19,320)	19,320	—
Net cash provided by (used in) financing activities	—	46,357	(19,503)	18,620	45,474
Foreign exchange impact on cash balance	—	—	(22,162)	—	(22,162)
Net increase (decrease) in cash and cash equivalents	—	(11,266)	151,258	—	139,992
Cash and cash equivalents at the beginning of the period	—	32,314	120,842	—	153,156
Cash and cash equivalents at the end of the period	—	21,048	272,100	—	293,148
Less: Cash and cash equivalents associated with discontinued operations at the end of the period	—	—	(1,568)	—	(1,568)
Cash and cash equivalents from continuing operations at the end of the period	$—	$21,048	$270,532	$—	$291,580

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2014
(In thousands)

	IHS Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash provided by operating activities	$—	$441,627	$186,472	$—	$628,099
Investing activities:
Capital expenditures on property and equipment	—	(99,016)	(15,437)	—	(114,453)
Acquisitions of businesses, net of cash acquired	—	(177,276)	(33,119)	—	(210,395)
Intangible assets acquired	—	—	(714)	—	(714)
Change in other assets	—	(4,608)	—	—	(4,608)
Settlements of forward contracts	—	—	6,159	—	6,159
Advances provided to other subsidiaries	—	(5,250)	(765,379)	770,629	—
Investment in subsidiaries	(740,675)	(112)	—	740,787	—
Intercompany dividends received from subsidiaries	—	55,098	—	(55,098)	—
Net cash used in investing activities	(740,675)	(231,164)	(808,490)	1,456,318	(324,011)
Financing activities:
Proceeds from borrowings	750,000	1,735,000	—	—	2,485,000
Repayment of borrowings	—	(2,677,596)	(139,640)	—	(2,817,236)
Payment of debt issuance costs	(9,325)	(9,669)	—	—	(18,994)
Excess tax benefit from stock-based compensation	—	13,297	—	—	13,297
Repurchases of common stock	—	(59,928)	—	—	(59,928)
Advances received from other subsidiaries	—	765,379	5,250	(770,629)	—
Proceeds from issuance of intercompany equity	—	—	740,787	(740,787)	—
Intercompany dividends paid to subsidiaries	—	—	(55,098)	55,098	—
Net cash provided by (used in) financing activities	740,675	(233,517)	551,299	(1,456,318)	(397,861)
Foreign exchange impact on cash balance	—	—	(11,438)	—	(11,438)
Net decrease in cash and cash equivalents	—	(23,054)	(82,157)	—	(105,211)
Cash and cash equivalents at the beginning of the period	—	55,368	202,999	—	258,367
Cash and cash equivalents at the end of the period	—	32,314	120,842	—	153,156
Less: Cash and cash equivalents associated with discontinued operations at the end of the period	—	—	—	—	—
Cash and cash equivalents from continuing operations at the end of the period	$—	$32,314	$120,842	$—	$153,156

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2013
(In thousands)

	IHS Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash provided by operating activities	$—	$251,827	$244,328	$—	$496,155
Investing activities:
Capital expenditures on property and equipment	—	(72,188)	(18,546)	—	(90,734)
Acquisitions of businesses, net of cash acquired	—	(1,365,195)	(121,839)	—	(1,487,034)
Change in other assets	—	1,347	—	—	1,347
Settlements of forward contracts	—	—	4,524	—	4,524
Advances provided to other subsidiaries	—	—	(16,116)	16,116	—
Investment in subsidiaries	—	(1,404)	—	1,404	—
Intercompany dividends received from subsidiaries	—	302,356	—	(302,356)	—
Net cash used in investing activities	—	(1,135,084)	(151,977)	(284,836)	(1,571,897)
Financing activities:
Proceeds from borrowings	—	1,235,261	139,739	—	1,375,000
Repayment of borrowings	—	(268,909)	—	—	(268,909)
Payment of debt issuance costs	—	(17,360)	—	—	(17,360)
Excess tax benefit from stock-based compensation	—	14,334	—	—	14,334
Proceeds from the exercise of employee stock options	—	549	—	—	549
Repurchases of common stock	—	(97,164)	—	—	(97,164)
Advances received from other subsidiaries	—	16,116	—	(16,116)	—
Proceeds from issuance of intercompany equity	—	—	1,404	(1,404)	—
Intercompany dividends paid to subsidiaries	—	—	(302,356)	302,356	—
Net cash provided by (used in) financing activities	—	882,827	(161,213)	284,836	1,006,450
Foreign exchange impact on cash balance	—	—	(17,349)	—	(17,349)
Net decrease in cash and cash equivalents	—	(430)	(86,211)	—	(86,641)
Cash and cash equivalents at the beginning of the period	—	55,798	289,210	—	345,008
Cash and cash equivalents at the end of the period	—	55,368	202,999	—	258,367
Less: Cash and cash equivalents associated with discontinued operations at the end of the period	—	—	—	—	—
Cash and cash equivalents from continuing operations at the end of the period	$—	$55,368	$202,999	$—	$258,367

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”). Our principal executive officer and our principal financial officer have chosen the COSO 2013 framework on which to base their assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of November 30, 2015.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Iran Threat Reduction and Syria Human Rights Act Disclosure

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our affiliates knowingly engaged in certain specified activities during the period covered by the report. Disclosure is generally required even if the transactions or dealings were conducted in compliance with applicable law and regulations. During the third quarter of 2014, we acquired Global Trade Information Services, a Virginia corporation (“GTIS”). GTIS publishes the Global Trade Atlas (the “GTA”), an online trade data system offering global merchandise trade statistics such as import and export data from official sources in more than 65 countries. Included in the GTA is certain trade data sourced from Iran for which GTIS pays an annual fee of approximately $30,000. The procurement of this information is exempt from applicable economic sanctions laws and regulations as a funds transfer related to the exportation or importation of information and informational materials. Sales attributable to this Iranian trade data represented approximately $75,000 in gross revenue for GTIS in the fourth quarter of 2015 and would have represented approximately 0.01% of our company’s fourth quarter 2015 consolidated revenues and gross profits. Subject to any changes in the exempt status of such activities, we intend to continue these business activities as permissible under applicable export control and economic sanctions laws and regulations.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Information required by this Item 10 will be set forth in the Proxy Statement for our 2016 Annual Meeting of Stockholders (the "Proxy Statement") and is incorporated herein by reference.

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

(b)	Index of Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description
2.1	Membership Interest Purchase Agreement dated as of January 8, 2016 by and among UCG Holdings Limited Partnership and IHS Global Inc. (15)
3.1	Amended and Restated Certificate of Incorporation (13)
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (3)
3.3	Amended and Restated Bylaws (1)
4.1	Form of Class A Common Stock Certificate (4)
4.2	Form of Rights Agreement between IHS Inc. and Computershare Trust Company, Inc., as Rights Agent (4)
4.3	Agreement of Substitution and Amendment of Rights Agreement by and between IHS Inc. and American Stock Transfer and Trust Company, LLC, as Rights Agent, dated as of January 20, 2009 (5)
4.4	Indenture, dated as of October 28, 2014, among the Company, the Guarantors and Wells Fargo Bank, National Association as trustee (20)
10.1+	Amended and Restated IHS Inc. 2004 Long-Term Incentive Plan (22)
10.2+	Amended and Restated IHS Inc. 2004 Directors Stock Plan (18)

10.3+	IHS Inc. Employee Stock Purchase Plan (4)
10.4+	IHS Inc. Supplemental Income Plan (4)
10.5+	Summary of Non-Employee Director Compensation (18)
10.6+	Form of Indemnification Agreement between the Company and its Directors (4)
10.7+	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Stock Option Award—Senior Executive Level (6)
10.8+	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Stock Option Award—Executive Level (6)
10.9+	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Restricted Stock Unit Award—Time-Based (6)
10.10+	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2007 Restricted Stock Unit Award—Performance-Based(6)
10.11+	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2010 Restricted Stock Unit Award—Performance-Based (9)
10.12+	IHS Inc. 2004 Long-Term Incentive Plan, Form of 2011 Restricted Stock Unit Award—Performance-Based (3)
10.13+	IHS Inc. Hedging and Pledging Policy (22)
10.14+	IHS Inc. Policy on Recoupment of Incentive Compensation (22)
10.15+	IHS Inc. Deferred Compensation Plan (22)
10.16+	IHS Inc. Deferred Compensation Plan Adoption Agreement (22)
10.17+	Employment Agreement by and between IHS Inc. and Scott Key, dated as of October 31, 2007 (7)
10.18+	Amendment to Employment Agreement by and between IHS Inc. and Scott Key, dated as of October 22, 2009 (7)
10.19+	Amendment to Employment Agreement by and between IHS Inc. and Scott Key, dated as of December 3, 2010 (8)
10.20+	Amendment to Employment Agreement by and between IHS Inc. and Scott Key, dated as of December 31, 2012 (14)
10.21+	Agreement by and between IHS Inc. and Scott Key, dated as of June 1, 2015 (23)
10.22+	Full and Complete Release by and between IHS Inc. and Scott Key, dated as of June 1, 2015 (23)
10.23+	Employment Agreement by and between IHS Inc. and Todd Hyatt, dated as of October 31, 2013 (21)
10.24+	Employment Agreement by and between IHS Global Inc. and Daniel H. Yergin, dated as of July 2, 2010 (3)
10.25+	Amendment to Employment Agreement by and between IHS Inc. and Daniel Yergin, dated as of December 3, 2010 (19)
10.26+	Amendment to Employment Agreement by and between IHS Inc. and Daniel Yergin, dated as of December 28, 2012 (14)
10.27+	Employment Agreement by and between IHS Inc. and Anurag Gupta, dated as of February 1, 2013 (21)
10.28+	Amendment to Employment Agreement by and between IHS Inc. and Anurag Gupta, dated June 1, 2014 (18)
10.29+	Employment Agreement by and between IHS Inc. and Brian Sweeney, dated as of June 1, 2014 (24)
10.30+	Agreement by and between IHS Inc. and Brian Sweeney, dated September 25, 2015 (25)

10.31+	Release Agreement by and between IHS Inc. and Brian Sweeney, dated September 25, 2015 (25)
10.32	Registration Rights Agreement, dated as of October 28, 2014, among the Company, the Guarantors and J.P. Morgan Securities LLC, as representative of the initial purchasers named therein (20)
10.33
Credit Agreement by and among IHS Inc., certain of its subsidiaries, Bank of America, N.A., Bank of America, N.A. (Canada Branch), JPMorgan Chase Bank, N.A., JPMorgan Chase Bank, N.A., Toronto Branch, Royal Bank of Canada, Wells Fargo Bank N.A., Compass Bank, TD Bank, N.A., Citizens Bank, N.A., PNC Bank, National Association, U.S. Bank National Association, Goldman Sachs Bank USA, HSBC Bank USA, N.A., Sumitomo Mitsui Banking Corporation, BNP Paribas, Bank of the West, SunTrust Bank, Morgan Stanley Bank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., dated as of October 17, 2014 (22)

10.34*
First Amendment to Credit Agreement by and among IHS Inc., certain of its subsidiaries, Bank of America, N.A., Bank of America, N.A. (Canada Branch), JPMorgan Chase Bank, N.A., JPMorgan Chase Bank, N.A., Toronto Branch, Royal Bank of Canada, Wells Fargo Bank N.A., Compass Bank, TD Bank, N.A., Citizens Bank, N.A., PNC Bank, National Association, U.S. Bank National Association, Goldman Sachs Bank USA, HSBC Bank USA, N.A., Sumitomo Mitsui Banking Corporation, BNP Paribas, Bank of the West, SunTrust Bank, Morgan Stanley Bank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., dated as of November 5, 2015

10.35
Credit Agreement by and among IHS Inc., IHS Global Inc., JPMorgan Chase Bank, N.A., Bank of America, N.A., RBS Citizens, N.A., Wells Fargo Bank, N.A., BBVA Compass, HSBC Bank USA, N.A., Royal Bank of Canada, PNC Bank, National Association, U.S. Bank National Association, TD Bank, N.A., Goldman Sachs Bank USA, The Bank of Tokyo-Mitsubishi UFJ, Ltd, Hua Nan Commercial, Ltd, New York Agency, Sumitomo Mitsui Banking Corporation and Commercial Bank, dated as of July 15, 2013 (16)

10.36
First Amendment to Credit Agreement by and among IHS Inc., IHS Global Inc., JPMorgan Chase Bank, N.A., Bank of America, N.A., RBS Citizens, N.A., Wells Fargo Bank, N.A., BBVA Compass, HSBC Bank USA, N.A., Royal Bank of Canada, PNC Bank, National Association, U.S. Bank National Association, TD Bank, N.A., Goldman Sachs Bank USA, The Bank of Tokyo-Mitsubishi UFJ, Ltd, Hua Nan Commercial, Ltd, New York Agency, Sumitomo Mitsui Banking Corporation and Commercial Bank, dated as of June 30, 2014 (18)

10.37
Credit Agreement (amending and restating the Credit Agreement dated as of July 15, 2013, as amended) by and among IHS Inc., IHS Global Inc., Bank of America, N.A., JPMorgan Chase Bank, N.A., Royal Bank of Canada, Wells Fargo Bank N.A., Compass Bank, TD Bank, N.A., Sumitomo Mitsui Banking Corporation, Citizens Bank, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd., PNC Bank, National Association, U.S. Bank National Association, Goldman Sachs Bank USA, HSBC Bank USA, N.A., BNP Paribas, Bank of the West, and SunTrust Bank, dated as of October 17, 2014 (22)

10.38*
First Amendment to Credit Agreement by and among IHS Inc., IHS Global Inc., Bank of America, N.A., JPMorgan Chase Bank, N.A., Royal Bank of Canada, Wells Fargo Bank N.A., Compass Bank, TD Bank, N.A., Sumitomo Mitsui Banking Corporation, Citizens Bank, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd., PNC Bank, National Association, U.S. Bank National Association, Goldman Sachs Bank USA, HSBC Bank USA, N.A., BNP Paribas, Bank of the West, and SunTrust Bank, dated as of November 5, 2015

10.39
Credit Agreement by and among IHS Inc., certain of its subsidiaries, J.P. Morgan Chase Bank, National Association, Bank of America N.A., RBS Citizens, N.A., Bank of America, N.A. (Canada Branch), Wells Fargo Bank, National Association, HSBC Bank USA, National Association, U.S. Bank, National Association, TD Bank, N.A., Barclays Bank PLC, PNC Bank, National Association, Citibank, N.A., HSBC Bank PLC and Compass Bank dated as of January 5, 2011 (10)

10.40
First Amendment to Credit Agreement by and among IHS Inc., certain of its subsidiaries, J.P. Morgan Chase Bank, National Association, Bank of America N.A., RBS Citizens, N.A., Bank of America, N.A. (Canada Branch), Wells Fargo Bank, National Association, HSBC Bank USA, National Association, U.S. Bank, National Association, TD Bank, N.A., Barclays Bank PLC, PNC Bank, National Association, Citibank, N.A., HSBC Bank PLC and Compass Bank dated as of October 11, 2011 (11)

10.41
Second Amendment to Credit Agreement by and among IHS Inc., certain of its subsidiaries, J.P. Morgan Chase Bank, National Association, Bank of America N.A., RBS Citizens, N.A., Wells Fargo Bank, National Association, HSBC Bank USA, National Association, U.S. Bank, National Association, TD Bank, N.A., Barclays Bank PLC, PNC Bank, National Association, Goldman Sachs Bank USA, Morgan Stanley Bank, N.A., Union Bank, N.A., Royal Bank of Canada, Hua Nan Commercial Bank, Ltd, New York and Compass Bank, dated as of July 15, 2013 (16)

10.42
Third Amendment to Credit Agreement by and among IHS Inc., certain of its subsidiaries, J.P. Morgan Chase Bank, National Association, Bank of America N.A., RBS Citizens, N.A., Wells Fargo Bank, National Association, HSBC Bank USA, National Association, U.S. Bank, National Association, TD Bank, N.A., Barclays Bank PLC, PNC Bank, National Association, Goldman Sachs Bank USA, Morgan Stanley Bank, N.A., Union Bank, N.A., Royal Bank of Canada, Hua Nan Commercial Bank, Ltd, New York and Compass Bank, dated as of June 30, 2014 (18)

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

(15)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Periodic Report on Form 8-K dated January 8, 2016, and incorporated herein by reference.
(16)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended August 31, 2013, and incorporated herein by reference.
(17)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the period ended November 30, 2012, and incorporated herein by reference.
(18)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended August 31, 2014, and incorporated herein by reference.
(19)
Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended February 28, 2014, and incorporated herein by reference.

(20)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Periodic Report on Form 8-K dated October 28, 2014, and incorporated herein by reference.
(21)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the period ended November 30, 2013, and incorporated herein by reference.
(22)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the period ended November 30, 2014, and incorporated herein by reference.
(23)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Periodic Report on Form 8-K dated June 3, 2015, and incorporated herein by reference.
(24)
Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended February 28, 2015, and incorporated herein by reference.

(25)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended August 31, 2015, and incorporated herein by reference.

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

IHS INC.

By:	/s/ Stephen Green
	Name:	Stephen Green
	Title:	Executive Vice President, Legal and Corporate Secretary
	Date:	January 15, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on January 15, 2016.

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
Deborah Doyle McWhinney

*	Director
Jean-Paul L. Montupet

*	Director
Richard W. Roedel

*	Director
Christoph v. Grolman

*By: /s/ Stephen Green
Stephen Green
Attorney-in-Fact