Form 10-Q
period 2016-02-29
IHS Inc.
filed 2016-03-21
CIK 1316360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________
FORM 10-Q
  ___________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of February 29, 2016, there were 67,425,324 shares of our Class A Common Stock outstanding.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: economic and financial conditions, including volatility in interest and exchange rates; our ability to manage system failures, capacity constraints, and cyber risks; our ability to successfully manage risks associated with changes in demand for our products and services as well as changes in our targeted industries; our ability to develop new platforms to deliver our products and services, pricing, and other competitive pressures, and changes in laws and regulations governing our business; the extent to which we are successful in gaining new long-term relationships with customers or retaining existing ones and the level of service failures that could lead customers to use competitors' services; our ability to successfully identify and integrate acquisitions into our existing businesses and manage risks associated therewith; our ability to satisfy our debt obligations and our other ongoing business obligations; and the other factors described under the caption “Risk Factors” in our annual report on Form 10-K for the fiscal year ended November 30, 2015, along with our other filings with the U.S. Securities and Exchange Commission (SEC).

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

PART I.   FINANCIAL INFORMATION

Item 1.	Financial Statements
IHS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per-share amounts)

	As of	As of
	February 29, 2016	November 30, 2015
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$60,499	$291,580
Accounts receivable, net	408,844	355,913
Income tax receivable	4,585	4,585
Deferred subscription costs	58,977	52,752
Assets held for sale	198,824	193,377
Other	74,049	57,135
Total current assets	805,778	955,342
Non-current assets:
Property and equipment, net	319,339	314,366
Intangible assets, net	1,339,396	1,014,691
Goodwill	4,062,812	3,287,459
Deferred income taxes	6,630	6,630
Other	28,483	22,593
Total non-current assets	5,756,660	4,645,739
Total assets	$6,562,438	$5,601,081
Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$588,158	$36,019
Accounts payable	50,244	59,180
Accrued compensation	62,834	105,477
Accrued royalties	35,582	33,306
Other accrued expenses	138,034	118,217
Income tax payable	15,280	23,339
Deferred revenue	663,258	552,498
Liabilities held for sale	42,022	32,097
Total current liabilities	1,595,412	960,133
Long-term debt	2,410,043	2,095,183
Accrued pension and postretirement liability	26,298	26,745
Deferred income taxes	317,463	259,524
Other liabilities	74,065	58,619
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.01 par value per share, 160,000,000 shares authorized, 71,078,443 and 70,287,707 shares issued, and 67,425,324 and 67,523,885 shares outstanding at February 29, 2016 and November 30, 2015, respectively	711	703
Additional paid-in capital	1,071,134	1,053,141
Treasury stock, at cost: 3,653,119 and 2,763,822 shares at February 29, 2016 and November 30, 2015, respectively	(415,680)	(317,016)
Retained earnings	1,700,306	1,655,262
Accumulated other comprehensive loss	(217,314)	(191,213)
Total stockholders’ equity	2,139,157	2,200,877
Total liabilities and stockholders’ equity	$6,562,438	$5,601,081
See accompanying notes.

IHS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except for per-share amounts)

	Three months ended February 29/28,
	2016	2015
Revenue	$548,446	$513,876
Operating expenses:
Cost of revenue	210,795	200,345
Selling, general and administrative	186,515	186,448
Depreciation and amortization	60,515	50,882
Restructuring charges	5,703	13,421
Acquisition-related costs	3,782	176
Net periodic pension and postretirement expense	407	496
Other expense (income), net	1,217	(838)
Total operating expenses	468,934	450,930
Operating income	79,512	62,946
Interest income	264	160
Interest expense	(28,140)	(16,994)
Non-operating expense, net	(27,876)	(16,834)
Income from continuing operations before income taxes	51,636	46,112
Provision for income taxes	(10,409)	(8,162)
Income from continuing operations	41,227	37,950
Income from discontinued operations, net	3,817	1,570
Net income	$45,044	$39,520

Basic earnings per share:
Income from continuing operations	$0.61	$0.55
Income from discontinued operations, net	0.06	0.02
Net income	$0.67	$0.58
Weighted average shares used in computing basic earnings per share	67,428	68,701

Diluted earnings per share:
Income from continuing operations	$0.61	$0.55
Income from discontinued operations, net	0.06	0.02
Net income	$0.66	$0.57
Weighted average shares used in computing diluted earnings per share	68,084	69,303

See accompanying notes.

IHS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three months ended February 29/28,
	2016	2015
Net income	$45,044	$39,520
Other comprehensive income (loss), net of tax:
Unrealized loss on hedging activities (1)	(3,999)	(1,419)
Foreign currency translation adjustment	(22,102)	(36,464)
Total other comprehensive loss	(26,101)	(37,883)
Comprehensive income	$18,943	$1,637

(1) Net of tax benefit of $2,611 and $927 for the three months ended February 29, 2016 and February 28, 2015, respectively.

See accompanying notes.

IHS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three months ended February 29/28,
	2016	2015
Operating activities:
Net income	$45,044	$39,520
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	60,515	55,919
Stock-based compensation expense	30,575	33,490
Excess tax benefit from stock-based compensation	—	(5,128)
Net periodic pension and postretirement expense	407	496
Pension and postretirement contributions	(856)	(978)
Deferred income taxes	12,891	12,975
Change in assets and liabilities:
Accounts receivable, net	(41,334)	(16,096)
Other current assets	(26,302)	(28,934)
Accounts payable	(16,463)	(19,562)
Accrued expenses	(14,274)	(22,469)
Income tax	(6,287)	2,949
Deferred revenue	101,721	134,358
Other liabilities	6,265	1,498
Net cash provided by operating activities	151,902	188,038
Investing activities:
Capital expenditures on property and equipment	(24,490)	(38,812)
Acquisitions of businesses, net of cash acquired	(1,113,440)	(168,618)
Change in other assets	2,059	(1,779)
Settlements of forward contracts	5,482	1,666
Net cash used in investing activities	(1,130,389)	(207,543)
Financing activities:
Proceeds from borrowings	1,061,000	170,000
Repayment of borrowings	(194,001)	(39,272)
Payment of debt issuance costs	(15,430)	—
Excess tax benefit from stock-based compensation	—	5,128
Repurchases of common stock	(104,335)	(53,271)
Net cash provided by financing activities	747,234	82,585
Foreign exchange impact on cash balance	(695)	(6,517)
Net increase (decrease) in cash and cash equivalents	(231,948)	56,563
Cash and cash equivalents at the beginning of the period	293,148	153,156
Cash and cash equivalents at the end of the period	61,200	209,719
Less: Cash and cash equivalents associated with discontinued operations at the end of the period	(701)	—
Cash and cash equivalents from continuing operations at the end of the period	$60,499	$209,719

See accompanying notes.

IHS INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Class A Common Stock		Additional Paid-In Capital			Accumulated Other Comprehensive Loss
	Shares Outstanding	Amount		Treasury Stock	Retained Earnings		Total
Balance at November 30, 2015 (Audited)	67,524	$703	$1,053,141	$(317,016)	$1,655,262	$(191,213)	$2,200,877
Stock-based award activity	550	8	20,099	(23,659)	—	—	(3,552)
Income tax deficit from stock-based compensation	—	—	(2,106)	—	—	—	(2,106)
Repurchases of common stock	(649)	—	—	(75,005)	—	—	(75,005)
Net income	—	—	—	—	45,044	—	45,044
Other comprehensive loss	—	—	—	—	—	(26,101)	(26,101)
Balance at February 29, 2016	67,425	$711	$1,071,134	$(415,680)	$1,700,306	$(217,314)	$2,139,157
See accompanying notes.

IHS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of IHS Inc. (IHS, we, us, or our) have been prepared on substantially the same basis as our annual consolidated financial statements and should be read in conjunction with our annual report on Form 10-K for the year ended November 30, 2015. In our opinion, these condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented, and such adjustments are of a normal, recurring nature.

Our business has seasonal aspects. Our fourth quarter typically generates our highest quarterly levels of revenue and profit. Conversely, our first quarter generally has our lowest levels of revenue and profit. We also experience event-driven seasonality in our business; for instance, IHS Energy CERAWeek (CERAWeek), an annual energy executive gathering, was held during our second quarter in 2015 and was held during our first quarter in 2016. Another example is the biennial release of the Boiler Pressure Vessel Code (BPVC) engineering standard, which generates revenue for us predominantly in the third quarter of every other year. We most recently recognized a benefit in connection with the BPVC release in the third quarter of 2015.

Due to the discontinued operations discussed in Note 8, we have adjusted prior period income statement amounts to reflect the impact of discontinued operations.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The ASU is intended to reduce the frequency of disposals reported as discontinued operations by focusing on strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. We adopted this ASU in the first quarter of 2016, and the adoption of the standard did not have any significant impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, which establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The ASU allows for the use of either the full or modified retrospective transition method. In March 2016, the FASB issued ASU 2016-08, which further clarifies the implementation guidance on principal versus agent considerations contained in ASU 2014-09. Both standards will be effective for us in the first quarter of our fiscal year 2019, although early adoption is permitted. We are currently evaluating the impact of these new standards on our consolidated financial statements, as well as which transition method we intend to use.

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

In February 2016, the FASB issued ASU 2016-02, which requires that lease assets and lease liabilities be recognized on the balance sheet, and that key information about leasing arrangements be disclosed. The standard will be effective for us in the first quarter of our fiscal 2020, although early adoption is permitted. We are currently evaluating the impact of this new standard on our consolidated financial statements.

2.	Business Combinations

During the three months ended February 29, 2016, we completed the following acquisitions:

CARPROOF. On December 24, 2015, we acquired CARPROOF, a Canada-based company that offers products and services in vehicle history, appraisal, and valuation for the automotive industry, for approximately $460 million, net of cash acquired. We expect that this acquisition will allow us to expand our vehicle history report services into Canada. This acquisition will be included in our Transportation segment.

Oil Price Information Service (OPIS). On February 10, 2016, we acquired OPIS, an internationally referenced pricing reporting agency that serves the oil, natural gas, and biofuels industries, for $654 million, net of cash acquired. OPIS information primarily serves the downstream energy market, and we expect that it will help to further diversify our energy portfolio. This acquisition will be included in our Resources segment.

We have preliminarily allocated $366 million of the aggregate purchase price for these two acquisitions to amortizing intangible assets and $801 million to goodwill.

3.	Intangible Assets

The following table presents details of our intangible assets, other than goodwill, as of February 29, 2016 and November 30, 2015 (in thousands):

	As of February 29, 2016			As of November 30, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Information databases	$708,301	$(246,229)	$462,072	$595,219	$(233,729)	$361,490
Customer relationships	765,718	(146,019)	619,699	540,467	(135,352)	405,115
Developed computer software	84,677	(38,158)	46,519	84,918	(35,988)	48,930
Trademarks	183,762	(38,954)	144,808	166,301	(34,777)	131,524
Other	16,265	(6,813)	9,452	14,837	(5,802)	9,035
Total	$1,758,723	$(476,173)	$1,282,550	$1,401,742	$(445,648)	$956,094
Intangible assets not subject to amortization:
Trademarks	56,846	—	56,846	58,597	—	58,597
Total intangible assets	$1,815,569	$(476,173)	$1,339,396	$1,460,339	$(445,648)	$1,014,691

Intangible assets amortization expense was $37.0 million for the three months ended February 29, 2016, compared to $31.1 million for the three months ended February 28, 2015. The following table presents the estimated future amortization expense related to intangible assets held as of February 29, 2016 (in thousands):

Year	Amount
Remainder of 2016	$124,240
2017	$154,313
2018	$142,269
2019	$126,138
2020	$106,605
Thereafter	$628,985
Goodwill, gross intangible assets, and net intangible assets were all subject to foreign currency translation effects. Changes in our goodwill and gross intangible assets from November 30, 2015 to February 29, 2016 were primarily the result of recent acquisitions, net of foreign currency effects. The change in net intangible assets was primarily due to acquisitions made in 2016, partially offset by current year amortization.

4.	Debt

The following table summarizes total indebtedness as of February 29, 2016 and November 30, 2015 (in thousands):

	February 29, 2016	November 30, 2015
2014 revolving facility	$1,036,000	$710,000
2013 term loan:
Tranche A-1	656,250	665,000
Tranche A-2	550,000	—
5% senior notes due 2022	750,000	750,000
Capital leases	5,951	6,202
Total debt	$2,998,201	$2,131,202
Current portion	(588,158)	(36,019)
Total long-term debt	$2,410,043	$2,095,183

2014 revolving facility. In October 2014, we entered into a $1.3 billion senior unsecured revolving credit agreement (2014 revolving facility). Subject to certain conditions, the 2014 revolving facility may be expanded by up to an aggregate of $500 million in additional commitments. Borrowings under the 2014 revolving facility mature in October 2019 and bear interest at the same rates and spreads as the 2013 term loan, as described below. A commitment fee on any unused balance is payable periodically and ranges from 0.13 percent to 0.30 percent based upon our Leverage Ratio. We had approximately $1.9 million of outstanding letters of credit under the 2014 revolving facility as of February 29, 2016, which reduces the available borrowing under the facility by an equivalent amount.

2013 term loan. In February 2016, we amended and restated our senior unsecured amortizing term loan agreement originally entered into in the third quarter of 2013 (2013 term loan), adding a $550 million tranche loan (Tranche A-2) to the amount outstanding under the existing tranche loan (Tranche A-1). The 2013 term loan has a maturity date of October 2019. The interest rates for borrowings under the 2013 term loan are the applicable LIBOR plus a spread of 1.00 percent to 2.00 percent, depending upon our Leverage Ratio, which is defined as the ratio of Consolidated Funded Indebtedness to rolling four-quarter Consolidated Earnings Before Interest Expense, Taxes, Depreciation and Amortization (EBITDA), as such terms are defined in the term loan agreements.

The 2014 revolving facility and the 2013 term loan contain certain financial and other covenants, including a maximum Leverage Ratio and a minimum Interest Coverage Ratio, as such terms are defined in the respective agreements. Both agreements were amended during the first quarter of 2016 to allow for leverage up to 4.0x for up to four quarters in connection with the OPIS acquisition; thereafter, the agreements return to the original leverage allowance of 3.5x, with the ability to temporarily increase leverage to 3.75x for up to three quarters for acquisitions.

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

As of February 29, 2016, we were in compliance with all of our debt covenants. We have classified short-term debt based on principal maturities and expected cash availability over the next 12 months. As of February 29, 2016, we had approximately $1.036 billion of outstanding borrowings under the 2014 revolving facility at a current annual interest rate of 2.44 percent and approximately $1.206 billion of outstanding borrowings under the 2013 term loan at a current weighted average annual interest rate of 3.24 percent, including the effect of the interest rate swaps described in Note 5.

The carrying value of our debt instruments other than our 5% Notes approximate their fair value because of the variable interest rates associated with those instruments. The fair value of the 5% Notes as of February 29, 2016 was approximately $774 million, and was measured using observable inputs in markets that are not active; consequently, we have classified the 5% Notes within Level 2 of the fair value hierarchy.

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

Foreign Currency Forwards

To mitigate foreign currency exposure, we utilize short-term foreign currency forward contracts that manage market risks associated with fluctuations in balances that are denominated in currencies other than the local functional currency. We account for these forward contracts at fair value and recognize the associated realized and unrealized gains and losses in other expense, net, since we have not designated these contracts as hedges for accounting purposes. The following table summarizes the notional amounts of these outstanding foreign currency forward contracts as of February 29, 2016 and November 30, 2015 (in thousands):

	February 29, 2016		November 30, 2015
Notional amount of currency pair:
Contracts to buy USD with CAD		$121,936		$—
Contracts to buy CAD with USD	C$	12,436	C$	9,290
Contracts to buy USD with EUR		$14,746		$8,508
Contracts to buy CHF with USD	CHF	21,000	CHF	19,000
Contracts to buy GBP with EUR		£—		£3,495
Contracts to buy EUR with GBP		€7,000		€—
Contracts to buy USD with GBP		$103,071		$—
Contracts to buy GBP with USD		£—		£7,231
Contracts to buy NOK with GBP	NOK	50,000	NOK	—

Fair Value of Derivatives

Since our derivative instruments are not listed on an exchange, we have evaluated fair value by reference to similar transactions in active markets; consequently, we have classified all of our derivative instruments within Level 2 of the fair value measurement hierarchy. The following table shows the classification, location, and fair value of our derivative instruments as of February 29, 2016 and November 30, 2015 (in thousands):

	Fair Value of Derivative Instruments		Location on consolidated balance sheets
	February 29, 2016	November 30, 2015
Assets:
Derivatives not designated as accounting hedges:
Foreign currency forwards	$2,073	$51	Other current assets

Liabilities:
Derivatives designated as accounting hedges:
Interest rate swaps	$30,794	$24,345	Other accrued expenses and other liabilities
Derivatives not designated as accounting hedges:
Foreign currency forwards	2,873	363	Other accrued expenses
Total	$33,667	$24,708

The net (gain) loss on foreign currency forwards that are not designated as hedging instruments for the three months ended February 29, 2016 and the three months ended February 28, 2015, respectively, was as follows (in thousands):

	Amount of (gain) loss recognized in the consolidated statements of operations
	Three months ended February 29/28,		Location on consolidated statements of operations
	2016	2015
Foreign currency forwards	$(4,974)	$(563)	Other expense (income), net

The following table provides information about the cumulative amount of unrecognized hedge losses recorded in AOCI, net of tax, as of February 29, 2016 and February 28, 2015, respectively, as well as the activity on our cash flow hedging instruments for the three months ended February 29, 2016 and the three months ended February 28, 2015, respectively (in thousands):

	Three months ended February 29/28,
	2016	2015
Beginning balance	$(14,557)	$(9,482)
Amount of gain (loss) recognized in AOCI on derivative:
Interest rate swaps	(5,405)	(1,805)
Foreign currency forwards	—	512
Amount of loss (gain) reclassified from AOCI into income:
Interest rate swaps (1)	1,503	228
Foreign currency forwards (1)	(97)	(354)
Ending balance	$(18,556)	$(10,901)

(1) Pre-tax amounts reclassified from AOCI into income related to interest rate swaps are recorded in interest expense, and pre-tax amounts reclassified from AOCI into income related to foreign currency forwards are recorded in revenue.

The unrecognized gains relating to the foreign currency forwards are expected to be reclassified into revenue within the next 12 months, and approximately $8.3 million of the $30.8 million unrecognized pre-tax losses relating to the interest rate swaps are expected to be reclassified into interest expense within the next 12 months.

6.	Restructuring Charges

During the three months ended February 29, 2016, we eliminated 112 positions as we continued the transition to our new segment operating model and continued to leverage our shared services cost structure. We also incurred additional direct and incremental costs related to lease abandonments, as well as revising a lease abandonment estimate because we secured a sub-tenant much earlier than anticipated. We expect to continue to incur costs related to these and other similar activities in future periods, resulting in additional restructuring charges.

During the three months ended February 29, 2016, we recorded approximately $5.7 million of restructuring charges for these activities. Of these charges, approximately $2.8 million was recorded in the Resources segment, $1.1 million was recorded in the Transportation segment, and $1.8 million was recorded in the CMS segment.

The following table provides a reconciliation of the restructuring liability as of February 29, 2016 (in thousands):

	Employee Severance and Other Termination Benefits	Contract Termination Costs	Other	Total
Balance at November 30, 2015	$8,520	$6,218	$108	$14,846
Add: Restructuring costs incurred	5,557	647	—	6,204
Revision to prior estimates	10	(511)	—	(501)
Less: Amount paid	(8,241)	(573)	—	(8,814)
Balance at February 29, 2016	$5,846	$5,781	$108	$11,735

As of February 29, 2016, approximately $6.8 million of the remaining restructuring liability was in the Resources segment, approximately $3.0 million was in the Transportation segment, and approximately $1.8 million was in the CMS segment. Approximately $8.6 million of the balance is expected to be paid within the next 12 months; the remaining amount relates to lease abandonments that will be paid over the remaining lease periods through 2021.

7.	Acquisition-related Costs

During the three months ended February 29, 2016, we recorded approximately $3.8 million of direct and incremental costs associated with acquisition-related activities. These costs were primarily incurred for legal and professional fees, but also included accruals for cash payments subject to the continuing employment of certain key employees for one year after the acquisition close date. Most of these costs were recorded in the Transportation segment.

The following table provides a reconciliation of the acquisition-related costs accrued liability as of February 29, 2016 (in thousands):

	Employee Severance and Other Termination Benefits	Contract Termination Costs	Other	Total
Balance at November 30, 2015	$—	$135	$305	$440
Add: Costs incurred	—	—	3,789	3,789
Revision to prior estimates	—	(7)	—	(7)
Less: Amount paid	—	(43)	(2,861)	(2,904)
Balance at February 29, 2016	$—	$85	$1,233	$1,318

As of February 29, 2016, the remaining acquisition-related costs accrued liability was almost entirely in the Transportation segment. We expect that the remaining liability will be substantially paid within the next 12 months.

8.	Discontinued Operations

In October 2015, we announced our intent to divest our OE&RM and GlobalSpec product groups, which are components of our CMS segment, due to a recent portfolio evaluation where we determined that these product groups no longer aligned with our strategic goals. We launched the sales process for both product groups in November 2015 and anticipate completion of the divestitures by the end of 2016. Operating results for discontinued operations for the three months ended February 29, 2016 and February 28, 2015, respectively, were as follows (in thousands):

	Three months ended February 29/28,
	2016	2015
Revenue	$26,841	$32,385

Income from discontinued operations before income taxes	$5,780	$2,480
Tax expense	(1,963)	(910)
Income from discontinued operations, net	$3,817	$1,570

9.	Pensions and Postretirement Benefits

Our net periodic pension expense for the three months ended February 29, 2016 and the three months ended February 28, 2015 consisted of the following (in thousands):

	Three months ended February 29/28,
	2016	2015
Service costs incurred	$391	$495
Interest costs on projected benefit obligation	2,072	2,077
Expected return on plan assets	(2,152)	(2,177)
Net periodic pension expense	$311	$395
Our net periodic postretirement expense for the three months ended February 29, 2016 and the three months ended February 28, 2015 consisted of the following (in thousands):

	Three months ended February 29/28,
	2016	2015
Service costs incurred	$2	$4
Interest costs	94	97
Net periodic postretirement expense	$96	$101

10.	Stock-based Compensation

Stock-based compensation expense for the three months ended February 29, 2016 and the three months ended February 28, 2015 was as follows (in thousands):

	Three months ended February 29/28,
	2016	2015
Cost of revenue	$1,289	$1,414
Selling, general and administrative	28,807	30,459
Total stock-based compensation expense	$30,096	$31,873
Total income tax benefits recognized for stock-based compensation arrangements were as follows (in thousands):

	Three months ended February 29/28,
	2016	2015
Income tax benefits	$9,578	$10,224
No stock-based compensation cost was capitalized during the three months ended February 29, 2016 and the three months ended February 28, 2015.
As of February 29, 2016, there was $142.2 million of unrecognized stock-based compensation cost, adjusted for estimated forfeitures, related to unvested stock-based awards that will be recognized over a weighted-average period of approximately 1.8 years. Total unrecognized stock-based compensation cost will be adjusted for future changes in estimated forfeitures and changes in estimated achievement of performance goals.
Restricted Stock Units (RSUs). The following table summarizes RSU activity during the three months ended February 29, 2016:

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands)
Balance at November 30, 2015	2,441	$108.74
Granted	505	$104.41
Vested	(840)	$108.73
Forfeited	(67)	$115.84
Balance at February 29, 2016	2,039	$107.44
The total fair value of RSUs that vested during the three months ended February 29, 2016 was $85.1 million.

11.	Income Taxes

Our effective tax rate is estimated based upon the effective tax rate expected to be applicable for the full year.
Our effective tax rate for the three months ended February 29, 2016 was 20.2 percent, compared to 17.7 percent for the three months ended February 28, 2015, due to an increase in earnings in higher tax jurisdictions.

12.	Commitments and Contingencies

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

On April 23, 2013 (prior to our acquisition of R.L. Polk & Co.), our CARFAX subsidiary (CARFAX) was served with a complaint filed in the U.S. District Court for the Southern District of New York, purportedly on behalf of certain auto and light truck dealers. The complaint alleges, among other things, that, in violation of antitrust laws, CARFAX entered into exclusive arrangements regarding the sale of CARFAX vehicle history reports with certain auto manufacturers and owners of two websites providing classified listings of used autos and light trucks. The complaint seeks three times the actual damages that a jury finds the plaintiffs have sustained, injunctive relief, costs and attorneys’ fees. On October 25, 2013, the plaintiffs served a second amended complaint with similar allegations purporting to name approximately 469 auto dealers as plaintiffs, and counsel for plaintiffs have indicated that there may be additional claimants. There are significant legal and factual issues to be determined. We believe, however, that the probability that the outcome of the litigation will have a material adverse effect on our results of operations or financial condition is remote.

13.	Common Stock and Earnings per Share
Weighted-average shares of Class A common stock outstanding for the three months ended February 29, 2016 and the three months ended February 28, 2015 were calculated as follows (in thousands):

	Three months ended February 29/28,
	2016	2015
Weighted-average shares outstanding:
Shares used in basic EPS calculation	67,428	68,701
Effect of dilutive securities:
Restricted stock units	656	602
Shares used in diluted EPS calculation	68,084	69,303

Share Repurchase Programs

In June 2015, our board of directors authorized us to repurchase up to $500 million of our Class A common stock in open market purchases or through privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the Exchange Act), subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate IHS to repurchase any set dollar amount or number of shares and is scheduled to expire on November 30, 2017, but may be suspended at any time at our discretion. The amount authorized under this program is inclusive of share repurchases of our Class A common stock surrendered by employees in an amount equal to the statutory tax liability associated with the vesting of their equity awards, for which we pay the statutory tax on behalf of the employee. During the first quarter of 2016, we repurchased 648,854 shares on the open market under this program for a total of approximately $75.0 million, at an average price of approximately $115.58 per share. Since inception of the program, we have repurchased a total of 1,865,851 shares for approximately $215.0 million, at an average price of approximately $115.24 per share.

14.	Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in AOCI by component (net of tax) for the three months ended February 29, 2016 (in thousands):

	Foreign currency translation	Net pension and OPEB liability	Unrealized losses on hedging activities	Total
Balance at November 30, 2015	$(163,507)	$(13,149)	$(14,557)	$(191,213)
Other comprehensive loss before reclassifications	(22,102)	—	(5,405)	(27,507)
Reclassifications from AOCI to income	—	—	1,406	1,406
Balance at February 29, 2016	$(185,609)	$(13,149)	$(18,556)	$(217,314)

15.	Segment Information

We prepare our financial reports and analyze our business results within our three operating segments: Resources, Transportation, and CMS. We evaluate segment performance primarily at the revenue and operating profit level for each of these three segments. We also evaluate revenues by transaction type and product category.
Information about the operations of our three segments is set forth below. No single customer accounted for 10% or more of our total revenue for the three months ended February 29, 2016 and the three months ended February 28, 2015. There are no material inter-segment revenues for any period presented. Certain corporate transactions are not allocated to the reportable segments, including such items as stock-based compensation expense, net periodic pension and postretirement expense, corporate-level impairments, and gain (loss) on sale of corporate assets.

	Resources	Transportation	CMS	Shared Services	Consolidated Total
	(In thousands)
Three months ended February 29, 2016
Revenue	$215,922	$199,676	$132,848	$—	$548,446
Operating income	$59,381	$43,055	$15,667	$(38,591)	$79,512
Depreciation and amortization	$24,465	$26,032	$10,062	$(44)	$60,515
Three months ended February 28, 2015
Revenue	$217,569	$175,716	$120,591	$—	$513,876
Operating income	$56,459	$40,639	$5,875	$(40,027)	$62,946
Depreciation and amortization	$21,149	$19,932	$9,747	$54	$50,882
Revenue by transaction type was as follows (in thousands):

	Three months ended February 29/28,
	2016	2015
Subscription revenue	$443,159	$429,264
Non-subscription revenue	105,287	84,612
Total revenue	$548,446	$513,876
Revenue by geography was as follows (in thousands):

	Three months ended February 29/28,
	2016	2015
Americas	$376,135	$340,830
EMEA	118,841	120,643
APAC	53,470	52,403
Total revenue	$548,446	$513,876

16.	Subsequent Event

On March 21, 2016, we announced that we had entered into an agreement and plan of merger, dated as of March 20, 2016, with Markit Ltd., a Bermuda company (Markit), and Marvel Merger Sub, Inc., a Delaware corporation and an indirect and wholly-owned subsidiary of Markit (Merger Sub), pursuant to which Merger Sub will merge with and into IHS, with IHS surviving such merger as an indirect wholly-owned subsidiary of Markit.  Upon completion of the merger, IHS stockholders will receive 3.5566 common shares of Markit for each share of IHS Class A common stock.  The completion of the merger is subject to customary closing conditions, including regulatory approvals and approval by both IHS stockholders and Markit shareholders.

17.	Supplemental Guarantor Information

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

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF FEBRUARY 29, 2016
(In thousands)

	IHS Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$5,024	$55,475	$—	$60,499
Accounts receivable, net	—	219,516	189,328	—	408,844
Income tax receivable	8,629	—	4,585	(8,629)	4,585
Deferred subscription costs	—	61,695	30,762	(33,480)	58,977
Intercompany receivables	491,008	29,199	187,170	(707,377)	—
Assets held for sale	—	103,738	95,086	—	198,824
Other	1,831	49,785	22,433	—	74,049
Total current assets	501,468	468,957	584,839	(749,486)	805,778
Non-current assets:
Property and equipment, net	—	272,374	46,965	—	319,339
Intangible assets, net	—	758,739	580,657	—	1,339,396
Goodwill	—	2,320,688	1,742,124	—	4,062,812
Deferred income taxes	36,452	—	6,630	(36,452)	6,630
Investment in subsidiaries	2,923,101	3,631,974	—	(6,555,075)	—
Intercompany notes receivable	—	187,741	1,280,749	(1,468,490)	—
Other	9,750	17,650	1,083	—	28,483
Total non-current assets	2,969,303	7,189,166	3,658,208	(8,060,017)	5,756,660
Total assets	$3,470,771	$7,658,123	$4,243,047	$(8,809,503)	$6,562,438
Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$34,376	$553,782	$—	$—	$588,158
Accounts payable	—	25,374	24,870	—	50,244
Accrued compensation	—	46,899	15,935	—	62,834
Accrued royalties	—	29,523	6,059	—	35,582
Other accrued expenses	13,000	70,835	54,199	—	138,034
Income tax payable	—	—	23,909	(8,629)	15,280
Deferred revenue	—	366,987	329,752	(33,481)	663,258
Intercompany payables	—	629,942	77,434	(707,376)	—
Liabilities held for sale	—	26,881	15,141	—	42,022
Total current liabilities	47,376	1,750,223	547,299	(749,486)	1,595,412
Long-term debt	1,265,625	1,144,418	—	—	2,410,043
Accrued pension and postretirement liability	18,517	7,971	(190)	—	26,298
Deferred income taxes	—	256,062	97,853	(36,452)	317,463
Intercompany notes payable	—	1,280,749	187,741	(1,468,490)	—
Other liabilities	96	56,677	17,292	—	74,065
Total stockholders’ equity	2,139,157	3,162,023	3,393,052	(6,555,075)	2,139,157
Total liabilities and stockholders’ equity	$3,470,771	$7,658,123	$4,243,047	$(8,809,503)	$6,562,438

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF NOVEMBER 30, 2015
(In thousands)

	IHS Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$21,048	$270,532	$—	$291,580
Accounts receivable, net	—	192,889	163,024	—	355,913
Income tax receivable	42,663	—	3,021	(41,099)	4,585
Deferred subscription costs	—	52,210	30,082	(29,540)	52,752
Intercompany receivables	465,915	38,381	179,798	(684,094)	—
Assets held for sale	—	99,743	93,634	—	193,377
Other	1,681	38,220	17,234	—	57,135
Total current assets	510,259	442,491	757,325	(754,733)	955,342
Non-current assets:
Property and equipment, net	—	267,422	46,944	—	314,366
Intangible assets, net	—	768,029	246,662	—	1,014,691
Goodwill	—	2,274,422	1,013,037	—	3,287,459
Deferred income taxes	58,471	—	6,630	(58,471)	6,630
Investment in subsidiaries	2,416,961	3,045,096	—	(5,462,057)	—
Intercompany notes receivable	—	—	724,778	(724,778)	—
Other	10,181	11,130	1,282	—	22,593
Total non-current assets	2,485,613	6,366,099	2,039,333	(6,245,306)	4,645,739
Total assets	$2,995,872	$6,808,590	$2,796,658	$(7,000,039)	$5,601,081
Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$—	$36,019	$—	$—	$36,019
Accounts payable	5	39,689	19,486	—	59,180
Accrued compensation	—	69,889	35,588	—	105,477
Accrued royalties	—	25,985	7,321	—	33,306
Other accrued expenses	3,453	74,055	40,709	—	118,217
Income tax payable	—	64,077	362	(41,100)	23,339
Deferred revenue	—	321,766	260,272	(29,540)	552,498
Intercompany payables	22,721	549,783	122,855	(695,359)	—
Liabilities held for sale	—	12,402	19,695	—	32,097
Total current liabilities	26,179	1,193,665	506,288	(765,999)	960,133
Long-term debt	750,000	1,345,183	—	—	2,095,183
Accrued pension and postretirement liability	18,260	8,188	297	—	26,745
Deferred income taxes	—	259,764	46,965	(47,205)	259,524
Intercompany notes payable	—	724,778	—	(724,778)	—
Other liabilities	556	40,755	17,308	—	58,619
Total stockholders’ equity	2,200,877	3,236,257	2,225,800	(5,462,057)	2,200,877
Total liabilities and stockholders’ equity	$2,995,872	$6,808,590	$2,796,658	$(7,000,039)	$5,601,081

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED FEBRUARY 29, 2016
(In thousands)

	IHS Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$403,813	$160,807	$(16,174)	$548,446
Operating expenses:
Cost of revenue	—	217,957	9,012	(16,174)	210,795
Selling, general and administrative	3,085	117,949	65,481	—	186,515
Depreciation and amortization	—	43,039	17,476	—	60,515
Restructuring charges	—	3,700	2,003	—	5,703
Acquisition-related costs	—	656	3,126	—	3,782
Net periodic pension and postretirement expense	8	510	(111)	—	407
Other expense, net	—	1,100	117	—	1,217
Total operating expenses	3,093	384,911	97,104	(16,174)	468,934
Operating income (loss)	(3,093)	18,902	63,703	—	79,512
Interest income	—	1,790	264	(1,790)	264
Interest expense	(9,806)	(19,172)	(952)	1,790	(28,140)
Non-operating expense, net	(9,806)	(17,382)	(688)	—	(27,876)
Income (loss) from continuing operations before income taxes	(12,899)	1,520	63,015	—	51,636
Benefit (provision) for income taxes	5,095	(600)	(14,904)	—	(10,409)
Income (loss) from continuing operations	(7,804)	920	48,111	—	41,227
Income from discontinued operations, net	—	1,851	1,966	—	3,817
Equity in net income of subsidiaries	52,848	50,077	—	(102,925)	—
Net income	$45,044	$52,848	$50,077	$(102,925)	$45,044

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2015
(In thousands)

	IHS Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$364,375	$165,649	$(16,148)	$513,876
Operating expenses:
Cost of revenue	—	204,738	11,755	(16,148)	200,345
Selling, general and administrative	4,054	118,961	63,433	—	186,448
Depreciation and amortization	—	35,784	15,098	—	50,882
Restructuring charges	—	7,662	5,759	—	13,421
Acquisition-related costs	—	126	50	—	176
Net periodic pension and postretirement expense	7	568	(79)	—	496
Other expense (income), net	—	(1,762)	924	—	(838)
Total operating expenses	4,061	366,077	96,940	(16,148)	450,930
Operating income (loss)	(4,061)	(1,702)	68,709	—	62,946
Interest income	3,907	39	871	(4,657)	160
Interest expense	(9,791)	(7,682)	(4,178)	4,657	(16,994)
Non-operating expense, net	(5,884)	(7,643)	(3,307)	—	(16,834)
Income (loss) from continuing operations before income taxes	(9,945)	(9,345)	65,402	—	46,112
Benefit (provision) for income taxes	3,928	3,687	(15,777)	—	(8,162)
Income (loss) from continuing operations	(6,017)	(5,658)	49,625	—	37,950
Income from discontinued operations, net	—	677	893	—	1,570
Equity in net income of subsidiaries	45,537	50,518	—	(96,055)	—
Net income	$39,520	$45,537	$50,518	$(96,055)	$39,520

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	IHS Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Three months ended February 29, 2016
Comprehensive income	$18,943	$26,844	$27,878	$(54,722)	$18,943

Three months ended February 28, 2015
Comprehensive income	$1,637	$7,495	$14,213	$(21,708)	$1,637

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED FEBRUARY 29, 2016
(In thousands)

	IHS Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash provided by operating activities	$—	$98,925	$52,977	$—	$151,902
Investing activities:
Capital expenditures on property and equipment	—	(23,236)	(1,254)	—	(24,490)
Acquisitions of businesses, net of cash acquired	—	(653,906)	(459,534)	—	(1,113,440)
Change in other assets	—	2,059	—	—	2,059
Settlements of forward contracts	—	—	5,482	—	5,482
Advances provided to other subsidiaries	—	(190,749)	(555,000)	745,749	—
Investment in subsidiaries	—	(551,351)	—	551,351	—
Net cash used in investing activities	—	(1,417,183)	(1,010,306)	1,297,100	(1,130,389)
Financing activities:
Proceeds from borrowings	—	1,061,000	—	—	1,061,000
Repayment of borrowings	—	(194,001)	—	—	(194,001)
Payment of debt issuance costs	—	(15,430)	—	—	(15,430)
Repurchases of common stock	—	(104,335)	—	—	(104,335)
Advances received from other subsidiaries	—	555,000	190,749	(745,749)	—
Proceeds from issuance of intercompany equity	—	—	551,351	(551,351)	—
Net cash provided by financing activities	—	1,302,234	742,100	(1,297,100)	747,234
Foreign exchange impact on cash balance	—	—	(695)	—	(695)
Net decrease in cash and cash equivalents	—	(16,024)	(215,924)	—	(231,948)
Cash and cash equivalents at the beginning of the period	—	21,048	272,100	—	293,148
Cash and cash equivalents at the end of the period	—	5,024	56,176	—	61,200
Less: Cash and cash equivalents associated with discontinued operations at the end of the period	—	—	(701)	—	(701)
Cash and cash equivalents from continuing operations at the end of the period	$—	$5,024	$55,475	$—	$60,499

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2015
(In thousands)

	IHS Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash provided by operating activities	$—	$76,763	$111,275	$—	$188,038
Investing activities:
Capital expenditures on property and equipment	—	(35,984)	(2,828)	—	(38,812)
Acquisitions of businesses, net of cash acquired	—	(122,845)	(45,773)	—	(168,618)
Change in other assets	—	(1,779)	—	—	(1,779)
Settlements of forward contracts	—	—	1,666	—	1,666
Investment in subsidiaries	—	(100)	—	100	—
Net cash used in investing activities	—	(160,708)	(46,935)	100	(207,543)
Financing activities:
Proceeds from borrowings	—	170,000	—	—	170,000
Repayment of borrowings	—	(38,987)	(285)	—	(39,272)
Excess tax benefit from stock-based compensation	—	5,128	—	—	5,128
Repurchases of common stock	—	(53,271)	—	—	(53,271)
Proceeds from issuance of intercompany equity	—	—	100	(100)	—
Net cash provided by (used in) financing activities	—	82,870	(185)	(100)	82,585
Foreign exchange impact on cash balance	—	—	(6,517)	—	(6,517)
Net increase (decrease) in cash and cash equivalents	—	(1,075)	57,638	—	56,563
Cash and cash equivalents at the beginning of the period	—	32,314	120,842	—	153,156
Cash and cash equivalents at the end of the period	—	31,239	178,480	—	209,719
Less: Cash and cash equivalents associated with discontinued operations at the end of the period	—	—	—	—	—
Cash and cash equivalents from continuing operations at the end of the period	$—	$31,239	$178,480	$—	$209,719

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the financial condition and results of operations of IHS Inc. (IHS, we, us, or our) as of and for the periods presented. The following discussion should be read in conjunction with our annual report on Form 10-K for the year ended November 30, 2015 and the Condensed Consolidated Financial Statements and accompanying notes included in this quarterly report on Form 10-Q. References to 2016 are to our fiscal year 2016, which began on December 1, 2015 and ends on November 30, 2016.

Executive Summary

Business Overview

We are a leading source of information, insight, and analytics in critical areas that shape today's business landscape. Businesses and governments in more than 140 countries rely on our comprehensive content, expert independent analysis, and flexible delivery methods. Our aim is to embed our solutions within the entire spectrum of our customers’ organizations, enabling executive-level capital deployment strategies and following decision-making activities throughout their organizations to front-line employees tasked with managing their company’s complex core daily operations. We have been in business since 1959 and became a publicly traded company on the New York Stock Exchange in 2005. Headquartered in Englewood, Colorado, USA, we are committed to sustainable, profitable growth and employ nearly 9,000 people in 33 countries around the world.

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

We believe that this sales and operating model helps our customers do business with us by providing a cohesive, consistent, and effective product, sales, and marketing approach by segment.

Subscriptions represented approximately 81 percent of our total revenue in the first quarter of 2016. Our subscription agreements are typically annual and non-cancellable for the term of the subscription and may contain provisions for minimum monthly payments. Our subscription revenue is generally stable and predictable, and we have long-term relationships with many of our customers.

Our business has seasonal aspects. Our fourth quarter typically generates our highest quarterly levels of revenue and profit. Conversely, our first quarter generally has our lowest levels of revenue and profit. We also experience event-driven seasonality in our business; for instance, IHS Energy CERAWeek (CERAWeek), an annual energy executive gathering, was held during our second quarter in 2015 and was held during our first quarter in 2016. Another example is the biennial release of the Boiler Pressure Vessel Code (BPVC) engineering standard, which generates revenue for us predominantly in the third quarter of every other year. We most recently recognized a benefit in connection with the BPVC release in the third quarter of 2015.

In 2016, we expect to better align and focus our operations through our new operating segment structure, which we believe will simplify our operating model and improve our operational performance by driving greater speed, clarity, and accountability. We are specifically focused on aligning our organizational structure, optimizing product platforms, and simplifying our capital allocation.

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

Strategic Acquisitions and Divestitures

We paid a total purchase price of approximately $1.1 billion for the two acquisitions we completed during the first quarter of 2016, reflecting our narrowed focus on fewer, larger deals. Our consolidated financial statements include the results of operations and cash flows for these business combinations beginning on their respective dates of acquisition.

During 2015, we conducted a complete review of our entire business portfolio. As a result of that review, we determined that the OE&RM and GlobalSpec product offerings no longer fit with our strategic goals, and in the fourth quarter of 2015, we decided to divest those product groups. We are currently marketing these product groups for sale. These product groups have been classified as discontinued operations in the accompanying financial statements and footnotes. We will continue to evaluate the long-term potential and strategic fit of all of our assets.

For a more detailed description of our recent acquisition and divestiture activity, see Notes 2 and 8 of "Item 1 - Financial Statements - Notes to Consolidated Financial Statements" in Part I of this Form 10-Q.

Global Operations

Approximately 40 percent of our revenue is transacted outside of the United States; however, only about 20 percent of our revenue is transacted in currencies other than the U.S. dollar. As a result, a strengthening U.S. dollar relative to certain currencies has historically resulted in a negative impact on our revenue; conversely, a weakening U.S. dollar has historically resulted in a positive impact on our revenue. However, the impact on operating income is diminished due to certain operating expenses denominated in currencies other than the U.S. dollar. Our largest foreign currency exposures are the British Pound, the Canadian Dollar, and the Euro.

Results of Operations

Total Revenue

First quarter 2016 revenue increased 7 percent compared to the first quarter of 2015. The table below displays the percentage change in revenue due to organic, acquisitive, and foreign currency factors when comparing the three months ended February 29, 2016 to the three months ended February 28, 2015.

	Change in Total Revenue
(All amounts represent percentage points)	Organic	Acquisitive	Foreign Currency
First quarter 2016 vs. first quarter 2015	3%	5%	(2)%

Organic growth for the three months ended February 29, 2016, compared to the three months ended February 28, 2015, was attributable to 1 percent subscription organic growth and 14 percent non-subscription organic growth. Non-subscription organic revenue growth benefited by approximately $14 million from our CERAWeek event that was held in the first quarter this year versus the second quarter last year. Normalizing for the timing of that event, our non-subscription organic revenue growth was negative 3 percent and our total organic revenue growth was 1 percent. Our Transportation segment continues to perform very well, with organic revenue growth of 10 percent, offset by negative Resources organic revenue growth from continued market pressure in our energy product offerings. Our CMS organic revenue growth was stable at 4 percent for the quarter.

Acquisitive revenue growth for the three months ended February 29, 2016, compared to the three months ended February 28, 2015, was due to acquisitions we made in the last 12 months, including the following:

•Dataium and RootMetrics in the second quarter of 2015, and
•CARPROOF and OPIS in the first quarter of 2016.

Foreign currency had an adverse effect on our year-over-year revenue growth as the U.S. dollar continued to maintain its strength against foreign currencies. We continue to see significant uncertainty in the foreign currency markets.

Revenue by Segment

	Three months ended February 29/28,		Percentage Change
(In thousands, except percentages)	2016	2015
Revenue:
Resources	$215,922	$217,569	(1)%
Transportation	199,676	175,716	14%
CMS	132,848	120,591	10%
Total revenue	$548,446	$513,876	7%

As a percent of total revenue:
Resources	39%	42%
Transportation	36%	34%
CMS	24%	23%

The percentage change in revenue for each segment is due to the factors described in the following table.

	Increase (decrease) in revenue
	First quarter 2016 vs. first quarter 2015
(All amounts represent percentage points)	Organic	Acquisitive	Foreign Currency
Resources	(2)%	3%	(2)%
Transportation	10%	5%	(1)%
CMS	4%	8%	(2)%

Resources revenue for the three months ended February 29, 2016, compared to the three months ended February 28, 2015, continues to be negatively affected by the significant headwinds in the energy industries, experiencing a negative 7 percent organic subscription growth rate. During the first quarter of 2016, on a constant currency basis, our Resources organic subscription base, which represents the annualized value of subscription contracts, declined approximately $20 million, or about 3 percent, on a subscription base of approximately $700 million as of the beginning of the year. We anticipate continued pressure on our Resources organic subscription base through the second quarter of 2016 as we continue to cycle through a full year of renewals in the challenged energy environment. The negative Resources organic subscription growth was partially offset by a 28 percent non-subscription organic growth rate related to the timing of the CERAWeek event. Normalizing for the timing impact of that event, Resources non-subscription organic growth was a negative 23 percent and total Resources organic revenue growth was a negative 9 percent for the quarter.

Transportation revenue for the three months ended February 29, 2016, compared to the three months ended February 28, 2015, experienced solid organic subscription and non-subscription growth at 10 percent and 9 percent, respectively. We continue to see strong organic growth in our automotive product category and stable organic growth in the other Transportation product categories.

CMS revenue for the three months ended February 29, 2016, compared to the three months ended February 28, 2015, experienced stable organic subscription growth at 4 percent and organic non-subscription growth at 3 percent.

Revenue by Transaction Type

	Three months ended February 29/28,		Percent change
(in thousands, except percentages)	2016	2015	Total	Organic
Revenue:
Subscription	$443,159	$429,264	3%	1%
Non-subscription	105,287	84,612	24%	14%
Total revenue	$548,446	$513,876	7%	3%

As a percent of total revenue:
Subscription	81%	84%
Non-subscription	19%	16%

Subscription revenue grew at 1 percent organically for the three months ended February 29, 2016, compared to the three months ended February 28, 2015, with Transportation subscription offerings providing the largest contribution to the growth, CMS subscription offerings growing at a steady pace, and Resources subscription offerings declining as a result of the reduction in the energy subscription base in 2015 and into 2016. We expect continued pressure on our Resources organic subscription growth rate throughout 2016.

Non-subscription revenue increased 14 percent organically for the three months ended February 29, 2016, compared to the three months ended February 28, 2015, primarily due to the CERAWeek event in the first quarter of 2016. Normalizing for the timing of that event, our non-subscription organic revenue growth was negative 3 percent, which was entirely due to softness in the energy offerings in our Resources segment.

Revenue by Region

	Three months ended February 29/28,		Percent change
(in thousands, except percentages)	2016	2015	Total	Organic
Revenue:
Americas	$376,135	$340,830	10%	4%
EMEA	118,841	120,643	(1)%	—%
APAC	53,470	52,403	2%	3%
Total revenue	$548,446	$513,876	7%	3%

As a percent of total revenue:
Americas	69%	66%
EMEA	22%	23%
APAC	10%	10%

Americas organic revenue growth increased 4 percent for the three months ended February 29, 2016, compared to the three months ended February 28, 2015, and included organic subscription growth of 2 percent and organic non-subscription growth of 14 percent, largely due to the CERAWeek timing.

EMEA organic revenue growth was flat for the three months ended February 29, 2016, compared to the three months ended February 28, 2015, and included organic subscription growth of negative 2 percent and organic non-subscription growth of 16 percent, again largely due to the CERAWeek timing. Total revenue growth was negatively affected by the strong U.S. dollar, as foreign currency exchange rates had a negative 3 percent impact on EMEA revenue growth.

APAC organic revenue growth increased 3 percent for the three months ended February 29, 2016, compared to the three months ended February 28, 2015, and included organic subscription growth of 2 percent and organic non-subscription growth of 9 percent. The organic non-subscription growth was again largely due to the CERAWeek timing.

Operating Expenses

The following table shows our operating expenses and the associated percentages of revenue.

	Three months ended February 29/28,		Percentage Change
(In thousands, except percentages)	2016	2015
Operating expenses:
Cost of revenue	$210,795	$200,345	5%
SG&A expense	186,515	186,448	—%
Total cost of revenue and SG&A expense	$397,310	$386,793	3%

Depreciation and amortization expense	$60,515	$50,882	19%

As a percent of revenue:
Total cost of revenue and SG&A expense	72%	75%
Depreciation and amortization expense	11%	10%

Cost of Revenue and SG&A Expense

In managing our business, we evaluate our costs by type (e.g., salaries) rather than by income statement classification. As a percent of revenue, cost of revenue and SG&A expense decreased primarily because of ongoing cost management in a lower revenue growth environment, the transition to our new segment operating model and associated simplification and reduction of centralized functions, and reductions in equity compensation, as further discussed below. We have also seen an improvement in this percentage as we seek to increase our subscription-based offerings, which typically carry higher margins than our non-subscription offerings. The decrease was partially offset by an increase in cost of revenue associated with the CERAWeek event that was held in the first quarter this year versus the second quarter last year.

Within our cost of revenue and SG&A expense, stock-based compensation expense declined primarily as a result of reducing the number of awards granted to employees.

Depreciation and Amortization Expense

For the three months ended February 29, 2016, compared to the three months ended February 28, 2015, depreciation and amortization expense increased primarily as a result of an increase in depreciable and amortizable assets from capital expenditures and acquisitions.

Restructuring Charges

Please refer to Note 6 to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q for a discussion of our restructuring activities. During the three months ended February 29, 2016, we incurred approximately $5.7 million of restructuring charges, primarily for severance related to resource refinement and alignment across our new segment structure, as well as other restructuring costs related to lease abandonments.

During the three months ended February 29, 2016, we eliminated 112 positions related to these activities. We expect to continue to incur costs related to similar activities in future periods, resulting in additional restructuring charges.

Acquisition-related Costs

Please refer to Note 7 to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q for a discussion of costs associated with our integration and other acquisition-related activities. During the three months ended February 29, 2016, we recorded approximately $3.8 million of direct and incremental costs associated with acquisition-related activities, primarily legal and professional fees, as well as accruals for cash payments subject to the continuing employment of certain key employees.

Operating Income by Segment

	Three months ended February 29/28,		Percentage Change
(In thousands, except percentages)	2016	2015
Operating income:
Resources	$59,381	$56,459	5%
Transportation	43,055	40,639	6%
CMS	15,667	5,875	167%
Shared services	(38,591)	(40,027)
Total operating income	$79,512	$62,946	26%

As a percent of segment revenue:
Resources	28%	26%
Transportation	22%	23%
CMS	12%	5%

For the three months ended February 29, 2016, compared to the three months ended February 28, 2015, operating income as a percentage of revenue for the Resources segment increased primarily because of the impact of the movement of CERAWeek to the first quarter of 2016. For the three months ended February 29, 2016, compared to the three months ended February 28, 2015, Transportation segment operating income as a percentage of revenue decreased primarily as a result of increased depreciation and amortization expense associated with recent acquisitions and capital expenditures, as well as higher acquisition-related costs. For the three months ended February 29, 2016, compared to the three months ended February 28, 2015, CMS segment operating income as a percentage of revenue increased primarily as a result of increased sales and higher margins, the acquisition of RootMetrics, and lower restructuring charges.

Provision for Income Taxes

Our effective tax rate for the three months ended February 29, 2016 was 20.2 percent, compared to 17.7 percent for the three months ended February 28, 2015, due to an increase in earnings in higher tax jurisdictions.

EBITDA and Adjusted EBITDA (non-GAAP measures)

The following table provides reconciliations of our net income to EBITDA and Adjusted EBITDA for the three months ended February 29, 2016 and February 28, 2015.

	Three months ended February 29/28,		Percentage Change
(In thousands, except percentages)	2016	2015
Net income	$45,044	$39,520	14%
Interest income	(264)	(160)
Interest expense	28,140	16,994
Provision for income taxes	10,409	8,162
Depreciation	23,536	19,797
Amortization	36,979	31,085
EBITDA	$143,844	$115,398	25%
Stock-based compensation expense	30,096	31,873
Restructuring charges	5,703	13,421
Acquisition-related costs	3,782	176
Income from discontinued operations, net	(3,817)	(1,570)
Adjusted EBITDA	$179,608	$159,298	13%
Adjusted EBITDA as a percentage of revenue	32.7%	31.0%

Our Adjusted EBITDA for the three months ended February 29, 2016, compared to the three months ended February 28, 2015, increased primarily because of our increased efforts on managing costs in a lower revenue growth environment. We expect to continue improving margins as a result of the recent realignment to our new segment structure and other operating efficiencies, including reductions in marketing, sales operations, and sales support.

Financial Condition

(In thousands, except percentages)	As of February 29, 2016	As of November 30, 2015	Dollar change	Percent change
Accounts receivable, net	$408,844	$355,913	$52,931	15%
Accrued compensation	$62,834	$105,477	$(42,643)	(40)%
Deferred revenue	$663,258	$552,498	$110,760	20%

The increase in accounts receivable is primarily due to the fact that we typically have the highest level of subscription renewals in our first and fourth quarters, and this trend has continued in 2016. The decrease in accrued compensation is primarily due to the 2015 bonus payout made in the first quarter of 2016, partially offset by the current year accrual. The increase in deferred revenue is primarily due to timing of billings in 2016.

Liquidity and Capital Resources

As of February 29, 2016, we had cash and cash equivalents of $60 million, of which approximately $52 million was held by our foreign subsidiaries. Cash held by our foreign subsidiaries could be subject to U.S. federal income tax if we were to decide to repatriate any of that cash to the U.S.; however, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not indicate a need to repatriate cash to fund our operations in jurisdictions outside of where such cash is held. We also had approximately $3.00 billion of debt as of February 29, 2016, consisting primarily of $750 million of senior notes, $1.04 billion of revolving facility debt, and $1.21 billion of term loan debt. As of February 29, 2016, we had approximately $264 million available under our revolving credit facility.

Our interest expense for the three months ended February 29, 2016, compared to the three months ended February 28, 2015, increased primarily because of a higher portion of fixed rate debt, as well as a higher average debt balance as a result of acquisitions and share repurchases. We expect that our interest expense will continue to be higher in 2016 primarily due to the full-year impact of our $400 million floating-to-fixed interest rate swaps, higher floating rate costs due to recent rate increases and an elevated leverage ratio, and higher debt balance.

In June 2015, we announced a $500 million repurchase program for share repurchases through November 2017. This new repurchase program does not obligate us to repurchase any set dollar amount or number of shares. The amount authorized under the program includes open market share repurchases, as well as repurchases for stock surrendered by employees in an amount equal to the statutory tax liability associated with the vesting of their equity awards, for which we pay the statutory tax on behalf of the employee. Since inception of the program, we have repurchased approximately $215 million of share value. As a result of our acquisitions of CARPROOF and OPIS, we have suspended our open market share repurchases as we focus on reducing our leverage ratio. As of February 29, 2016, our Leverage Ratio was 3.7x.

Because of our cash, debt, and cash flow positions, we believe we will have sufficient liquidity to meet our ongoing working capital and capital expenditure needs. Our future capital requirements will depend on many factors, including the number and magnitude of future acquisitions and share repurchase programs, the need for additional facilities or facility improvements, the timing and extent of spending to support product development efforts, information technology infrastructure investments, investments in our internal business applications, and the continued market acceptance of our offerings. We could be required, or could elect, to seek additional funding through public or private equity or debt financings; however, additional funds may not be available on terms acceptable to us. We expect that our capital expenditures for 2015 will be approximately 5 percent of revenue.

Cash Flows

	Three months ended February 29/28,
(In thousands, except percentages)	2016	2015	Dollar change	Percent change
Net cash provided by operating activities	$151,902	$188,038	$(36,136)	(19)%
Net cash used in investing activities	$(1,130,389)	$(207,543)	$(922,846)	445%
Net cash provided by financing activities	$747,234	$82,585	$664,649	805%

The decrease in net cash provided by operating activities was primarily due to increased cash payments associated with interest expense in 2016, as well as less favorable working capital generation due to reduced Energy sales.

The increase in net cash used in investing activities was principally due to the acquisitions of CARPROOF and OPIS in the first quarter of 2016.

The increase in net cash provided by financing activities in 2016 was principally used to help finance our acquisitions and share repurchase activities in the first quarter of 2016.

Free Cash Flow (non-GAAP measure)

The following table reconciles our non-GAAP free cash flow measure to net cash provided by operating activities.

	Three months ended February 29/28,
(In thousands, except percentages)	2016	2015	Dollar change	Percent change
Net cash provided by operating activities	$151,902	$188,038
Capital expenditures on property and equipment	(24,490)	(38,812)
Free cash flow	$127,412	$149,226	$(21,814)	(15)%

The decrease in free cash flow was due to moderating working capital generation in the first quarter of 2016, compared to 2015. Our free cash flow has historically been positive due to the robust cash generation attributes of our business model, and we expect that it will continue to be a significant source of funding for our business strategy of growth through organic and acquisitive means.

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

Critical Accounting Policies

Our management makes a number of significant estimates, assumptions and judgments in the preparation of our financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our annual report on Form 10-K for fiscal year 2015 for a discussion of the estimates and judgments necessary in our accounting for revenue recognition, business combinations, goodwill and other intangible assets, income taxes, pension and postretirement benefits, and stock-based compensation.

Recent Accounting Pronouncements

Please refer to Note 1 to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q for a discussion of recent accounting pronouncements and their anticipated effect on our business.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our annual report on Form 10-K for fiscal year 2015.

Borrowings under the 2014 revolving facility and 2013 term loan are subject to variable interest rates. We use interest rate swaps in order to fix a portion of our variable rate debt as part of our overall interest rate risk management strategy. As of February 29, 2016, we had approximately $2.242 billion of floating-rate debt at a 2.47 percent weighted-average interest rate, of which $400 million was subject to effective floating-to-fixed interest rate swaps. A hypothetical increase in interest rates of 100 basis points applied to our floating rate indebtedness would increase our annual interest expense by approximately $18 million ($22 million without giving effect to any of our interest rate swaps).

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

Item 1A. Risk Factors

There have been no material changes to the risk factors associated with our business previously disclosed in Part I of our annual report on Form 10-K for fiscal year 2015.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides detail about our share repurchases during the three months ended February 29, 2016.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
December 1 - December 31, 2015:
Share repurchase programs (1)	395,654	$117.05	395,654	$341,793
Employee transactions (2)	9,940	$119.92	N/A	N/A
January 1 - January 31, 2016:
Share repurchase programs (1)	253,200	$113.28	253,200	$296,363
Employee transactions (2)	168,464	$99.41	N/A	N/A
February 1 - February 29, 2015:
Share repurchase programs (1)	—	$—	—	$284,972
Employee transactions (2)	111,279	$102.36	N/A	N/A
Total share repurchases	938,537	$111.16	648,854

(1) In June 2015, our board of directors authorized us to repurchase up to $500 million of our Class A common stock (the June 2015 Program). We may repurchase shares in open market purchases or through privately negotiated transactions in compliance with Rule 10b-18 of the Exchange Act, subject to market conditions, applicable legal requirements, and other relevant factors. The June 2015 Program does not obligate us to repurchase any set dollar amount or number of shares and is scheduled to expire on November 30, 2017, but may be suspended at any time at our discretion. The amount authorized under the June 2015 Program is inclusive of share repurchases of our Class A common stock surrendered by employees in an amount equal to the statutory tax liability associated with the vesting of their equity awards, for which we pay the statutory tax on behalf of the employee, as previously approved by our board of directors.

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

Item 5.    Other Information

Iran Threat Reduction and Syria Human Rights Act Disclosure

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our affiliates knowingly engaged in certain specified activities during the period covered by the report. Disclosure is generally required even if the transactions or dealings were conducted in compliance with applicable law and regulations. During the third quarter of 2014, we acquired Global Trade Information Services, a Virginia corporation (“GTIS”). GTIS publishes the Global Trade Atlas (the “GTA”), an online trade data system offering global merchandise trade statistics such as import and export data from official sources in more than 65 countries. Included in the GTA is certain trade data sourced from Iran for which GTIS pays an annual fee of approximately $30,000. The procurement of this information is exempt from applicable economic sanctions laws and regulations as a funds transfer related to the exportation or importation of information and informational materials. Sales attributable to this Iranian trade data represented approximately $75,000 in gross revenue for GTIS in the first quarter of 2016 and would have represented approximately 0.01 percent of our first quarter 2016 consolidated revenues and gross profits. Subject to any changes in the exempt status of such activities, we intend to continue these business activities as permissible under applicable export control and economic sanctions laws and regulations.

Item 6.	Exhibits

(a)	Index of Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description
10.1
Second Amendment to Credit Agreement by and among IHS Inc., certain of its subsidiaries, Bank of America, N.A., Bank of America, N.A. (Canada Branch), JPMorgan Chase Bank, N.A., JPMorgan Chase Bank, N.A., Toronto Branch, Royal Bank of Canada, Wells Fargo Bank N.A., Compass Bank, TD Bank, N.A., Citizens Bank, N.A., PNC Bank, National Association, U.S. Bank National Association, Goldman Sachs Bank USA, HSBC Bank USA, N.A., Sumitomo Mitsui Banking Corporation, BNP Paribas, Bank of the West, SunTrust Bank, Morgan Stanley Bank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., dated as of February 10, 2016

10.2
Second Amendment to Credit Agreement by and among IHS Inc., IHS Global Inc., Bank of America, N.A., JPMorgan Chase Bank, N.A., Royal Bank of Canada, Wells Fargo Bank N.A., Compass Bank, TD Bank, N.A., Sumitomo Mitsui Banking Corporation, Citizens Bank, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd., PNC Bank, National Association, U.S. Bank National Association, Goldman Sachs Bank USA, HSBC Bank USA, N.A., BNP Paribas, Bank of the West, and SunTrust Bank, dated as of February 10, 2016

10.3	Employment Agreement by and between IHS Inc. and Jonathan Gear, dated as of June 1, 2014

10.4	Summary of Nonemployee Director Compensation Program

31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act

32	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 21, 2016.

IHS INC.

By:	/s/ Heather Matzke-Hamlin
	Name:	Heather Matzke-Hamlin
	Title:	Senior Vice President and Chief Accounting Officer