Form 10-Q
period 2016-05-31
IHS Inc.
filed 2016-06-28
CIK 1316360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________
FORM 10-Q
  ___________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of May 31, 2016, there were 67,452,437 shares of our Class A Common Stock outstanding.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: economic and financial conditions, including volatility in interest and exchange rates; our ability to manage system failures, capacity constraints, and cyber risks; our ability to successfully manage risks associated with changes in demand for our products and services as well as changes in our targeted industries; our ability to develop new platforms to deliver our products and services, pricing, and other competitive pressures; legislative, regulatory and economic developments, including any new or proposed U.S. Treasury rule changes; the extent to which we are successful in gaining new long-term relationships with customers or retaining existing ones and the level of service failures that could lead customers to use competitors' services; our ability to complete the proposed merger with Markit Ltd. (Markit) on anticipated terms and timing and to achieve anticipated synergies; our ability to successfully integrate our business with Markit, and any acquired business, and manage risks associated therewith; any potential adverse reactions (including litigation), any disruptions or changes to business relationships resulting from the announcement or completion of the merger with Markit; our ability to satisfy our debt obligations and our other ongoing business obligations; the continued availability of capital and financing and rating agency actions; the occurrence of any catastrophic events, including, but not limited to, acts of terrorism or outbreak of war or hostilities; and the other factors described under the caption “Risk Factors” in our annual report on Form 10-K for the fiscal year ended November 30, 2015, along with our other filings with the U.S. Securities and Exchange Commission (SEC).

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

PART I.   FINANCIAL INFORMATION

Item 1.	Financial Statements
IHS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per-share amounts)

	As of	As of
	May 31, 2016	November 30, 2015
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$345,540	$291,580
Accounts receivable, net	378,026	355,913
Income tax receivable	7,737	4,585
Deferred subscription costs	62,481	52,752
Assets held for sale	—	193,377
Other	69,575	57,135
Total current assets	863,359	955,342
Non-current assets:
Property and equipment, net	318,451	314,366
Intangible assets, net	1,320,421	1,014,691
Goodwill	4,081,083	3,287,459
Deferred income taxes	6,630	6,630
Other	26,248	22,593
Total non-current assets	5,752,833	4,645,739
Total assets	$6,616,192	$5,601,081
Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$473,796	$36,019
Accounts payable	45,399	59,180
Accrued compensation	69,512	105,477
Accrued royalties	34,810	33,306
Other accrued expenses	131,271	118,217
Income tax payable	45,498	23,339
Deferred revenue	649,794	552,498
Liabilities held for sale	—	32,097
Total current liabilities	1,450,080	960,133
Long-term debt	2,487,524	2,095,183
Accrued pension and postretirement liability	25,902	26,745
Deferred income taxes	329,838	259,524
Other liabilities	66,906	58,619
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.01 par value per share, 160,000,000 shares authorized, 71,117,896 and 70,287,707 shares issued, and 67,452,437 and 67,523,885 shares outstanding at May 31, 2016 and November 30, 2015, respectively	711	703
Additional paid-in capital	1,104,593	1,053,141
Treasury stock, at cost: 3,665,459 and 2,763,822 shares at May 31, 2016 and November 30, 2015, respectively	(417,199)	(317,016)
Retained earnings	1,750,408	1,655,262
Accumulated other comprehensive loss	(182,571)	(191,213)
Total stockholders’ equity	2,255,942	2,200,877
Total liabilities and stockholders’ equity	$6,616,192	$5,601,081
See accompanying notes.

IHS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except for per-share amounts)

	Three months ended May 31,		Six months ended May 31,
	2016	2015	2016	2015
Revenue	$587,969	$556,940	$1,136,415	$1,070,816
Operating expenses:
Cost of revenue	212,287	214,858	423,082	415,203
Selling, general and administrative	206,927	202,660	393,442	389,108
Depreciation and amortization	64,294	53,803	124,809	104,685
Restructuring charges	7,639	6,720	13,342	20,141
Acquisition-related costs	11,561	301	15,343	477
Net periodic pension and postretirement expense	406	497	813	993
Other expense (income), net	(355)	1,932	862	1,094
Total operating expenses	502,759	480,771	971,693	931,701
Operating income	85,210	76,169	164,722	139,115
Interest income	281	180	545	340
Interest expense	(27,237)	(17,454)	(55,377)	(34,448)
Non-operating expense, net	(26,956)	(17,274)	(54,832)	(34,108)
Income from continuing operations before income taxes	58,254	58,895	109,890	105,007
Provision for income taxes	(13,406)	(12,222)	(23,815)	(20,384)
Income from continuing operations	44,848	46,673	86,075	84,623
Income from discontinued operations, net	5,254	4,279	9,071	5,849
Net income	$50,102	$50,952	$95,146	$90,472

Basic earnings per share:
Income from continuing operations	$0.66	$0.68	$1.28	$1.23
Income from discontinued operations, net	0.08	0.06	0.13	0.09
Net income	$0.74	$0.74	$1.41	$1.32
Weighted average shares used in computing basic earnings per share	67,574	68,802	67,501	68,752

Diluted earnings per share:
Income from continuing operations	$0.66	$0.68	$1.27	$1.22
Income from discontinued operations, net	0.08	0.06	0.13	0.08
Net income	$0.74	$0.74	$1.40	$1.31
Weighted average shares used in computing diluted earnings per share	67,808	69,111	67,974	69,258

See accompanying notes.

IHS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three months ended May 31,		Six months ended May 31,
	2016	2015	2016	2015
Net income	$50,102	$50,952	$95,146	$90,472
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on hedging activities (1)	2,302	(1,535)	(1,697)	(2,954)
Foreign currency translation adjustment	32,441	(9,344)	10,339	(45,808)
Total other comprehensive income (loss)	34,743	(10,879)	8,642	(48,762)
Comprehensive income	$84,845	$40,073	$103,788	$41,710

(1) Net of tax benefit (expense) of $(1,503); $1,002; $1,108 and $1,929 for the three and six months ended May 31, 2016 and May 31, 2015, respectively.

See accompanying notes.

IHS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six months ended May 31,
	2016	2015
Operating activities:
Net income	$95,146	$90,472
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	124,809	114,829
Stock-based compensation expense	64,439	67,834
Gain on sale of assets	(43,255)	—
Impairment of assets	—	1,243
Excess tax benefit from stock-based compensation	(60)	(5,193)
Net periodic pension and postretirement expense	813	993
Pension and postretirement contributions	(1,656)	(2,285)
Deferred income taxes	25,609	(3,944)
Change in assets and liabilities:
Accounts receivable, net	13,036	67,628
Other current assets	(28,829)	(29,725)
Accounts payable	(19,873)	(7,002)
Accrued expenses	(15,598)	(53,476)
Income tax	24,839	20,242
Deferred revenue	80,764	70,140
Other liabilities	8,384	2,528
Net cash provided by operating activities	328,568	334,284
Investing activities:
Capital expenditures on property and equipment	(52,660)	(69,038)
Acquisitions of businesses, net of cash acquired	(1,113,440)	(369,908)
Proceeds from sale of assets	190,215	—
Change in other assets	4,272	(339)
Settlements of forward contracts	(4,148)	2,419
Net cash used in investing activities	(975,761)	(436,866)
Financing activities:
Proceeds from borrowings	1,100,000	440,000
Repayment of borrowings	(269,882)	(153,263)
Payment of debt issuance costs	(15,430)	—
Excess tax benefit from stock-based compensation	60	5,193
Repurchases of common stock	(106,015)	(105,247)
Net cash provided by financing activities	708,733	186,683
Foreign exchange impact on cash balance	(9,148)	(11,378)
Net increase in cash and cash equivalents	52,392	72,723
Cash and cash equivalents at the beginning of the period	293,148	153,156
Cash and cash equivalents at the end of the period	$345,540	$225,879

See accompanying notes.

IHS INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Class A Common Stock		Additional Paid-In Capital			Accumulated Other Comprehensive Loss
	Shares Outstanding	Amount		Treasury Stock	Retained Earnings		Total
Balance at November 30, 2015 (Audited)	67,524	$703	$1,053,141	$(317,016)	$1,655,262	$(191,213)	$2,200,877
Stock-based award activity	577	8	53,550	(25,178)	—	—	28,380
Income tax deficit from stock-based compensation	—	—	(2,098)	—	—	—	(2,098)
Repurchases of common stock	(649)	—	—	(75,005)	—	—	(75,005)
Net income	—	—	—	—	95,146	—	95,146
Other comprehensive income	—	—	—	—	—	8,642	8,642
Balance at May 31, 2016	67,452	$711	$1,104,593	$(417,199)	$1,750,408	$(182,571)	$2,255,942
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

In May 2014, the FASB issued ASU 2014-09, which establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The ASU allows for the use of either the full or modified retrospective transition method. In March, April, and May 2016, the FASB issued ASU 2016-08, ASU 2016-10, and ASU 2016-12, respectively, which provide further revenue recognition guidance related to principal versus agent considerations, performance obligations and licensing, and narrow-scope improvements and practical expedients. All of these standards will be effective for us in the first quarter of our fiscal year 2019, although early adoption is permitted. We are currently evaluating the impact of these new standards on our consolidated financial statements, as well as which transition method we intend to use.

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

In March 2016, the FASB issued ASU 2016-09, which changes several aspects of the accounting for stock-based compensation, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard will be effective for us in the first quarter of our fiscal 2018, although early adoption is permitted. We are currently evaluating the impact of this new standard on our consolidated financial statements.

2.	Business Combinations

During the three and six months ended May 31, 2016, we completed the following acquisitions:

CARPROOF. On December 24, 2015, we acquired CARPROOF, a Canada-based company that offers products and services in vehicle history, appraisal, and valuation for the automotive industry, for approximately $460 million, net of cash acquired. We acquired CARPROOF in order to expand our vehicle history report services into Canada. This acquisition will be included in our Transportation segment.

Oil Price Information Service (OPIS). On February 10, 2016, we acquired OPIS, an internationally referenced pricing reporting agency that serves the oil, natural gas, and biofuels industries, for $654 million, net of cash acquired. OPIS information primarily serves the downstream energy market, and we completed this acquisition in support of our efforts to further diversify our energy portfolio. This acquisition will be included in our Resources segment.

We have preliminarily allocated $376 million of the aggregate purchase price for these two acquisitions to amortizing intangible assets and $789 million to goodwill.

Proposed Merger with Markit Ltd.

On March 20, 2016, we entered into an agreement and plan of merger with Markit Ltd., a Bermuda company (Markit), and Marvel Merger Sub, Inc., a Delaware corporation and an indirect and wholly-owned subsidiary of Markit (Merger Sub), pursuant to which Merger Sub will merge with and into IHS, with IHS surviving such merger as an indirect wholly-owned subsidiary of Markit.  Upon completion of the merger, IHS stockholders will receive 3.5566 common shares of Markit for each share of IHS Class A common stock.  The completion of the merger is subject to customary closing conditions, including approval by both IHS stockholders and Markit shareholders.

Other than certain acquisition-related costs related to the merger announcement (see Note 7), the proposed merger has had no other impact on these consolidated interim financial statements.

3.	Intangible Assets

The following table presents details of our intangible assets, other than goodwill, as of May 31, 2016 and November 30, 2015 (in thousands):

	As of May 31, 2016			As of November 30, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Information databases	$644,957	$(253,299)	$391,658	$595,219	$(233,729)	$361,490
Customer relationships	847,600	(160,367)	687,233	540,467	(135,352)	405,115
Developed computer software	85,228	(40,593)	44,635	84,918	(35,988)	48,930
Trademarks	173,954	(43,998)	129,956	166,301	(34,777)	131,524
Other	15,282	(6,054)	9,228	14,837	(5,802)	9,035
Total	$1,767,021	$(504,311)	$1,262,710	$1,401,742	$(445,648)	$956,094
Intangible assets not subject to amortization:
Trademarks	57,711	—	57,711	58,597	—	58,597
Total intangible assets	$1,824,732	$(504,311)	$1,320,421	$1,460,339	$(445,648)	$1,014,691

Intangible assets amortization expense was $39.8 million and $76.8 million for the three and six months ended May 31, 2016, respectively, compared to $32.8 million and $63.8 million for the three and six months ended May 31, 2015. The following table presents the estimated future amortization expense related to intangible assets held as of May 31, 2016 (in thousands):

Year	Amount
Remainder of 2016	$74,318
2017	$143,171
2018	$130,975
2019	$117,637
2020	$108,398
Thereafter	$688,211
Goodwill, gross intangible assets, and net intangible assets were all subject to foreign currency translation effects. Changes in our goodwill and gross intangible assets from November 30, 2015 to May 31, 2016 were primarily the result of recent acquisitions, net of foreign currency effects. The change in net intangible assets was primarily due to acquisitions made in 2016, partially offset by current year amortization.

4.	Debt

The following table summarizes total indebtedness as of May 31, 2016 and November 30, 2015 (in thousands):

	May 31, 2016	November 30, 2015
2014 revolving facility	$1,015,000	$710,000
2013 term loan:
Tranche A-1	647,500	665,000
Tranche A-2	543,125	—
5% senior notes due 2022	750,000	750,000
Capital leases	5,695	6,202
Total debt	$2,961,320	$2,131,202
Current portion	(473,796)	(36,019)
Total long-term debt	$2,487,524	$2,095,183

2014 revolving facility. In October 2014, we entered into a $1.3 billion senior unsecured revolving credit agreement (2014 revolving facility). Subject to certain conditions, the 2014 revolving facility may be expanded by up to an aggregate of $500 million in additional commitments. Borrowings under the 2014 revolving facility mature in October 2019 and bear interest at the same rates and spreads as the 2013 term loan, as described below. A commitment fee on any unused balance is payable periodically and ranges from 0.13 percent to 0.30 percent based upon our Leverage Ratio. We had approximately $1.5 million of outstanding letters of credit under the 2014 revolving facility as of May 31, 2016, which reduces the available borrowing under the facility by an equivalent amount.

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

In connection with the proposed merger with Markit described in Note 2 and subject to the terms and conditions of a confidential offering memorandum and consent solicitation statement dated June 27, 2016, Markit commenced an offer to exchange our outstanding 5% Notes for up to an equal principal amount of new 5 percent senior unsecured notes to be issued by Markit subsequent to the consummation of the proposed merger. The obligation to accept the 5% Notes for exchange is subject to certain conditions, including consummation of the proposed merger. In connection with the proposed merger with Markit, we also expect to refinance the 2014 revolving facility and 2013 term loan with a new revolving facility and term loan of Markit Group Holdings Limited (MGHL) and guaranteed by Markit. The new 5 percent notes will be senior unsecured obligations of Markit that will rank pari passu with, including as to guarantors, the new revolving facility, new term loan facility, and the existing $500.0 million of senior unsecured notes of MGHL.

As of May 31, 2016, we were in compliance with all of our debt covenants. We have classified short-term debt based on scheduled term loan amortization payments of $93.8 million and expected cash availability over the next 12 months. As of May 31, 2016, we had approximately $1.015 billion of outstanding borrowings under the 2014 revolving facility at a current annual interest rate of 2.19 percent and approximately $1.191 billion of outstanding borrowings under the 2013 term loan at a current weighted average annual interest rate of 3.01 percent, including the effect of the interest rate swaps described in Note 5.

The carrying value of our debt instruments other than our 5% Notes approximate their fair value because of the variable interest rates associated with those instruments. The fair value of the 5% Notes as of May 31, 2016 was approximately $801 million, and was measured using observable inputs in markets that are not active; consequently, we have classified the 5% Notes within Level 2 of the fair value hierarchy.

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

Foreign Currency Forwards

To mitigate foreign currency exposure, we utilize short-term foreign currency forward contracts that manage market risks associated with fluctuations in balances that are denominated in currencies other than the local functional currency. We account for these forward contracts at fair value and recognize the associated realized and unrealized gains and losses in other expense, net, since we have not designated these contracts as hedges for accounting purposes. The following table summarizes the notional amounts of these outstanding foreign currency forward contracts as of May 31, 2016 and November 30, 2015 (in thousands):

	May 31, 2016		November 30, 2015
Notional amount of currency pair:
Contracts to buy USD with CAD		$71,146		$—
Contracts to buy CAD with USD	C$	7,676	C$	9,290
Contracts to buy USD with EUR		$10,283		$8,508
Contracts to buy CHF with USD	CHF	19,000	CHF	19,000
Contracts to buy GBP with EUR		£—		£3,495
Contracts to buy EUR with GBP		€7,000		€—
Contracts to buy USD with GBP		$111,002		$—
Contracts to buy GBP with USD		£—		£7,231

Fair Value of Derivatives

Since our derivative instruments are not listed on an exchange, we have evaluated fair value by reference to similar transactions in active markets; consequently, we have classified all of our derivative instruments within Level 2 of the fair value measurement hierarchy. The following table shows the classification, location, and fair value of our derivative instruments as of May 31, 2016 and November 30, 2015 (in thousands):

	Fair Value of Derivative Instruments		Location on consolidated balance sheets
	May 31, 2016	November 30, 2015
Assets:
Derivatives not designated as accounting hedges:
Foreign currency forwards	$1,195	$51	Other current assets

Liabilities:
Derivatives designated as accounting hedges:
Interest rate swaps	$26,867	$24,345	Other accrued expenses and other liabilities
Derivatives not designated as accounting hedges:
Foreign currency forwards	1,090	363	Other accrued expenses
Total	$27,957	$24,708

The net (gain) loss on foreign currency forwards that are not designated as hedging instruments for the three and six months ended May 31, 2016 and the three and six months ended May 31, 2015, respectively, was as follows (in thousands):

	Amount of (gain) loss recognized in the consolidated statements of operations
	Three months ended May 31,		Six months ended May 31,		Location on consolidated statements of operations
	2016	2015	2016	2015
Foreign currency forwards	$8,746	$(397)	$3,772	$(960)	Other expense (income), net

The following table provides information about the cumulative amount of unrecognized hedge losses recorded in AOCI, net of tax, as of May 31, 2016 and May 31, 2015, respectively, as well as the activity on our cash flow hedging instruments for the three and six months ended May 31, 2016 and the three and six months ended May 31, 2015, respectively (in thousands):

	Three months ended May 31,		Six months ended May 31,
	2016	2015	2016	2015
Beginning balance	$(18,556)	$(10,901)	$(14,557)	$(9,482)
Amount of gain (loss) recognized in AOCI on derivative:
Interest rate swaps	997	(1,690)	(4,408)	(3,495)
Foreign currency forwards	—	312	—	824
Amount of loss (gain) reclassified from AOCI into income:
Interest rate swaps (1)	1,379	280	2,882	508
Foreign currency forwards (1)	(74)	(437)	(171)	(791)
Ending balance	$(16,254)	$(12,436)	$(16,254)	$(12,436)

(1) Pre-tax amounts reclassified from AOCI into income related to interest rate swaps are recorded in interest expense, and pre-tax amounts reclassified from AOCI into income related to foreign currency forwards are recorded in revenue.

Approximately $8.5 million of the $26.9 million unrecognized pre-tax losses relating to the interest rate swaps are expected to be reclassified into interest expense within the next 12 months.

6.	Restructuring Charges

During the six months ended May 31, 2016, we eliminated 245 positions as we continued the transition to our new segment operating model and continued to leverage our shared services cost structure. We also incurred additional direct and incremental costs related to lease abandonments, as well as revising a lease abandonment estimate because we secured a sub-tenant much earlier than anticipated. We expect to continue to incur costs related to these and other similar activities in future periods, resulting in additional restructuring charges.

During the six months ended May 31, 2016, we recorded approximately $13.3 million of restructuring charges for these activities. Of these charges, approximately $7.5 million was recorded in the Resources segment, $2.0 million was recorded in the Transportation segment, and $3.8 million was recorded in the CMS segment.

The following table provides a reconciliation of the restructuring liability as of May 31, 2016 (in thousands):

	Employee Severance and Other Termination Benefits	Contract Termination Costs	Other	Total
Balance at November 30, 2015	$8,520	$6,218	$108	$14,846
Add: Restructuring costs incurred	13,189	647	—	13,836
Revision to prior estimates	8	(502)	—	(494)
Less: Amount paid	(17,640)	(1,345)	—	(18,985)
Balance at May 31, 2016	$4,077	$5,018	$108	$9,203

As of May 31, 2016, approximately $4.8 million of the remaining restructuring liability was in the Resources segment, approximately $2.6 million was in the Transportation segment, and approximately $1.6 million was in the CMS segment. Approximately $6.6 million of the balance is expected to be paid within the next 12 months; the remaining amount relates to lease abandonments that will be paid over the remaining lease periods through 2021.

7.	Acquisition-related Costs

During the six months ended May 31, 2016, we recorded approximately $15.3 million of direct and incremental costs associated with acquisition-related activities. These costs were primarily incurred for legal and professional fees associated with recent acquisitions and the proposed merger with Markit Ltd. (see Note 2), but also included employee severance and accruals for cash payments subject to the continuing employment of certain key employees for one year after the acquisition close date. Most of these costs were recorded in the Transportation segment and the shared services function.

The following table provides a reconciliation of the acquisition-related costs accrued liability as of May 31, 2016 (in thousands):

	Employee Severance and Other Termination Benefits	Contract Termination Costs	Other	Total
Balance at November 30, 2015	$—	$135	$305	$440
Add: Costs incurred	2,163	281	12,917	15,361
Revision to prior estimates	—	(18)	—	(18)
Less: Amount paid	(2,163)	(223)	(4,177)	(6,563)
Balance at May 31, 2016	$—	$175	$9,045	$9,220

As of May 31, 2016, approximately $6.6 million of the remaining acquisition-related costs accrued liability was in the shared services function, $1.9 million was in the Transportation segment, and $0.7 million was in the Resources segment. We expect that the remaining liability will be substantially paid within the next 12 months.

8.	Discontinued Operations

In October 2015, we announced our intent to divest our OE&RM and GlobalSpec product groups, which are components of our CMS segment, due to a recent portfolio evaluation where we determined that these product groups no longer aligned with our strategic goals. We launched the sales process for both product groups in November 2015 and sold both businesses in the second quarter of 2016 for approximately $190.2 million. The OE&RM sale has a contingent earnout provision of $35.0 million that will be evaluated at the end of 2016. The net gain on sale for these two product groups was approximately $0.3 million. We have entered into transition services agreements (TSAs) with each of the buyers to facilitate an orderly transition process. The results of these product groups have been classified as discontinued operations in the accompanying financial statements and footnotes.

Operating results for discontinued operations for the three and six months ended May 31, 2016 and 2015 were as follows (in thousands):

	Three months ended May 31,		Six months ended May 31,
	2016	2015	2016	2015
Revenue	$26,738	$34,467	$53,579	$66,852

Income from discontinued operations before income taxes	$51,601	$6,760	$57,381	$9,240
Tax expense	(46,347)	(2,481)	(48,310)	(3,391)
Income from discontinued operations, net	$5,254	$4,279	$9,071	$5,849

Assets and liabilities from discontinued operations related to the divestiture of the GlobalSpec and OE&RM product groups consisted of the following amounts (in thousands):

	At disposal date	November 30, 2015
Current assets	$2,484	$19,505
Property and equipment, net	20,329	16,391
Intangible assets, net	58,780	58,298
Goodwill	103,274	99,183
Total assets	$184,867	$193,377

Current liabilities	$551	$1,255
Deferred revenue	26,497	19,576
Deferred income taxes	11,887	11,266
Total liabilities	$38,935	$32,097

9.	Pensions and Postretirement Benefits

Our net periodic pension expense for the three and six months ended May 31, 2016 and 2015 consisted of the following (in thousands):

	Three months ended May 31,		Six months ended May 31,
	2016	2015	2016	2015
Service costs incurred	$391	$494	$782	$989
Interest costs on projected benefit obligation	2,077	2,070	4,149	4,147
Expected return on plan assets	(2,158)	(2,168)	(4,310)	(4,345)
Net periodic pension expense	$310	$396	$621	$791
Our net periodic postretirement expense for the three and six months ended May 31, 2016 and 2015 consisted of the following (in thousands):

	Three months ended May 31,		Six months ended May 31,
	2016	2015	2016	2015
Service costs incurred	$2	$4	$4	$8
Interest costs	94	97	188	194
Net periodic postretirement expense	$96	$101	$192	$202

10.	Stock-based Compensation

Stock-based compensation expense for the three and six months ended May 31, 2016 and 2015 was as follows (in thousands):

	Three months ended May 31,		Six months ended May 31,
	2016	2015	2016	2015
Cost of revenue	$1,426	$1,444	$2,715	$2,858
Selling, general and administrative	30,668	31,282	59,475	61,741
Total stock-based compensation expense	$32,094	$32,726	$62,190	$64,599
Total income tax benefits recognized for stock-based compensation arrangements were as follows (in thousands):

	Three months ended May 31,		Six months ended May 31,
	2016	2015	2016	2015
Income tax benefits	$10,232	$10,498	$19,810	$20,722

No stock-based compensation cost was capitalized during the three and six months ended May 31, 2016 and 2015.
As of May 31, 2016, there was $138.0 million of unrecognized stock-based compensation cost, adjusted for estimated forfeitures, related to unvested stock-based awards that will be recognized over a weighted-average period of approximately 1.6 years. Total unrecognized stock-based compensation cost will be adjusted for future changes in estimated forfeitures and changes in estimated achievement of performance goals.
Restricted Stock Units (RSUs). The following table summarizes RSU activity during the six months ended May 31, 2016:

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands)
Balance at November 30, 2015	2,441	$108.74
Granted	540	$105.55
Vested	(881)	$109.14
Forfeited	(122)	$114.73
Balance at May 31, 2016	1,978	$107.32
The total fair value of RSUs that vested during the six months ended May 31, 2016 was $90.0 million.

11.	Income Taxes

Our effective tax rate is estimated based upon the effective tax rate expected to be applicable for the full year.
Our effective tax rate for the three and six months ended May 31, 2016 was 23.0 percent and 21.7 percent, respectively, compared to 20.8 percent and 19.4 percent for the three and six months ended May 31, 2015, due to an increase in earnings in higher tax jurisdictions.

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
Weighted-average shares of Class A common stock outstanding for the three and six months ended May 31, 2016 and 2015 were calculated as follows (in thousands):

	Three months ended May 31,		Six months ended May 31,
	2016	2015	2016	2015
Weighted-average shares outstanding:
Shares used in basic EPS calculation	67,574	68,802	67,501	68,752
Effect of dilutive securities:
Restricted stock units	234	309	473	506
Shares used in diluted EPS calculation	67,808	69,111	67,974	69,258

Share Repurchase Programs

In June 2015, our board of directors authorized us to repurchase up to $500 million of our Class A common stock in open market purchases or through privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the Exchange Act), subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate IHS to repurchase any set dollar amount or number of shares and is scheduled to expire on November 30, 2017, but may be suspended at any time at our discretion. The amount authorized under this program is inclusive of share repurchases of our Class A common stock surrendered by employees in an amount equal to the statutory tax liability associated with the vesting of their equity awards, for which we pay the statutory tax on behalf of the employee. During the six months ended May 31, 2016, we repurchased 648,854 shares on the open market under this program for a total of approximately $75.0 million, at an average price of approximately $115.58 per share. Since inception of the program, we have repurchased a total of 1,879,641 shares for approximately $216.7 million, at an average price of approximately $115.29 per share.

14.	Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in AOCI by component (net of tax) for the six months ended May 31, 2016 (in thousands):

	Foreign currency translation	Net pension and OPEB liability	Unrealized losses on hedging activities	Total
Balance at November 30, 2015	$(163,507)	$(13,149)	$(14,557)	$(191,213)
Other comprehensive loss before reclassifications	10,339	—	(4,408)	5,931
Reclassifications from AOCI to income	—	—	2,711	2,711
Balance at May 31, 2016	$(153,168)	$(13,149)	$(16,254)	$(182,571)

15.	Segment Information

We prepare our financial reports and analyze our business results within our three operating segments: Resources, Transportation, and CMS. We evaluate segment performance primarily at the revenue and operating profit level for each of these three segments. We also evaluate revenues by transaction type and geography.
Information about the operations of our three segments is set forth below. No single customer accounted for 10% or more of our total revenue for the three and six months ended May 31, 2016 and 2015. There are no material inter-segment revenues for any period presented. Certain corporate transactions are not allocated to the reportable segments, including such items as stock-based compensation expense, net periodic pension and postretirement expense, corporate-level impairments, and gain (loss) on sale of corporate assets.

	Resources	Transportation	CMS	Shared Services	Consolidated Total
	(In thousands)
Three months ended May 31, 2016
Revenue	$221,124	$230,922	$135,923	$—	$587,969
Operating income	$61,873	$60,540	$18,581	$(55,784)	$85,210
Depreciation and amortization	$26,153	$27,885	$10,169	$87	$64,294
Three months ended May 31, 2015
Revenue	$234,673	$190,292	$131,975	$—	$556,940
Operating income	$64,186	$47,833	$9,666	$(45,516)	$76,169
Depreciation and amortization	$21,844	$20,412	$11,498	$49	$53,803
Six months ended May 31, 2016
Revenue	$437,046	$430,598	$268,771	$—	$1,136,415
Operating income	$121,254	$103,595	$34,248	$(94,375)	$164,722
Depreciation and amortization	$50,618	$53,917	$20,231	$43	$124,809
Six months ended May 31, 2015
Revenue	$452,242	$366,008	$252,566	$—	$1,070,816
Operating income	$120,645	$88,472	$15,541	$(85,543)	$139,115
Depreciation and amortization	$42,993	$40,344	$21,245	$103	$104,685
Revenue by transaction type was as follows (in thousands):

	Three months ended May 31,		Six months ended May 31,
	2016	2015	2016	2015
Subscription revenue	$462,042	$441,718	$905,201	$870,982
Non-subscription revenue	125,927	115,222	231,214	199,834
Total revenue	$587,969	$556,940	$1,136,415	$1,070,816
Revenue by geography was as follows (in thousands):

	Three months ended May 31,		Six months ended May 31,
	2016	2015	2016	2015
Americas	$410,955	$375,880	$787,090	$716,710
EMEA	119,189	128,902	238,030	249,545
APAC	57,825	52,158	111,295	104,561
Total revenue	$587,969	$556,940	$1,136,415	$1,070,816

16.	Supplemental Guarantor Information

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

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MAY 31, 2016
(In thousands)

	IHS Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Current assets:
Cash and cash equivalents	$150	$224,853	$120,537	$—	$345,540
Accounts receivable, net	—	204,587	173,439	—	378,026
Income tax receivable	—	—	7,737	—	7,737
Deferred subscription costs	—	65,467	35,092	(38,078)	62,481
Intercompany receivables	464,204	43,636	180,757	(688,597)	—
Other	3,941	43,049	22,585	—	69,575
Total current assets	468,295	581,592	540,147	(726,675)	863,359
Non-current assets:
Property and equipment, net	—	269,203	49,248	—	318,451
Intangible assets, net	—	736,387	584,034	—	1,320,421
Goodwill	—	2,440,621	1,640,462	—	4,081,083
Deferred income taxes	45,459	—	6,630	(45,459)	6,630
Investment in subsidiaries	3,071,702	3,462,150	—	(6,533,852)	—
Intercompany notes receivable	—	123,846	1,282,619	(1,406,465)	—
Other	14,598	10,562	1,088	—	26,248
Total non-current assets	3,131,759	7,042,769	3,564,081	(7,985,776)	5,752,833
Total assets	$3,600,054	$7,624,361	$4,104,228	$(8,712,451)	$6,616,192
Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$41,250	$432,546	$—	$—	$473,796
Accounts payable	—	23,267	22,132	—	45,399
Accrued compensation	—	52,245	17,267	—	69,512
Accrued royalties	—	27,995	6,815	—	34,810
Other accrued expenses	4,139	77,260	49,872	—	131,271
Income tax payable	8,770	—	36,728	—	45,498
Deferred revenue	—	361,921	325,951	(38,078)	649,794
Intercompany payables	—	620,461	68,136	(688,597)	—
Total current liabilities	54,159	1,595,695	526,901	(726,675)	1,450,080
Long-term debt	1,270,875	1,216,649	—	—	2,487,524
Accrued pension and postretirement liability	18,787	7,801	(686)	—	25,902
Deferred income taxes	—	264,187	111,110	(45,459)	329,838
Intercompany notes payable	—	1,282,619	123,846	(1,406,465)	—
Other liabilities	291	49,592	17,023	—	66,906
Total stockholders’ equity	2,255,942	3,207,818	3,326,034	(6,533,852)	2,255,942
Total liabilities and stockholders’ equity	$3,600,054	$7,624,361	$4,104,228	$(8,712,451)	$6,616,192

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF NOVEMBER 30, 2015
(In thousands)

	IHS Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$21,048	$270,532	$—	$291,580
Accounts receivable, net	—	192,889	163,024	—	355,913
Income tax receivable	42,663	—	3,021	(41,099)	4,585
Deferred subscription costs	—	52,210	30,082	(29,540)	52,752
Intercompany receivables	465,915	38,381	179,798	(684,094)	—
Assets held for sale	—	99,743	93,634	—	193,377
Other	1,681	38,220	17,234	—	57,135
Total current assets	510,259	442,491	757,325	(754,733)	955,342
Non-current assets:
Property and equipment, net	—	267,422	46,944	—	314,366
Intangible assets, net	—	768,029	246,662	—	1,014,691
Goodwill	—	2,274,422	1,013,037	—	3,287,459
Deferred income taxes	58,471	—	6,630	(58,471)	6,630
Investment in subsidiaries	2,416,961	3,045,096	—	(5,462,057)	—
Intercompany notes receivable	—	—	724,778	(724,778)	—
Other	10,181	11,130	1,282	—	22,593
Total non-current assets	2,485,613	6,366,099	2,039,333	(6,245,306)	4,645,739
Total assets	$2,995,872	$6,808,590	$2,796,658	$(7,000,039)	$5,601,081
Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$—	$36,019	$—	$—	$36,019
Accounts payable	5	39,689	19,486	—	59,180
Accrued compensation	—	69,889	35,588	—	105,477
Accrued royalties	—	25,985	7,321	—	33,306
Other accrued expenses	3,453	74,055	40,709	—	118,217
Income tax payable	—	64,077	362	(41,100)	23,339
Deferred revenue	—	321,766	260,272	(29,540)	552,498
Intercompany payables	22,721	549,783	122,855	(695,359)	—
Liabilities held for sale	—	12,402	19,695	—	32,097
Total current liabilities	26,179	1,193,665	506,288	(765,999)	960,133
Long-term debt	750,000	1,345,183	—	—	2,095,183
Accrued pension and postretirement liability	18,260	8,188	297	—	26,745
Deferred income taxes	—	259,764	46,965	(47,205)	259,524
Intercompany notes payable	—	724,778	—	(724,778)	—
Other liabilities	556	40,755	17,308	—	58,619
Total stockholders’ equity	2,200,877	3,236,257	2,225,800	(5,462,057)	2,200,877
Total liabilities and stockholders’ equity	$2,995,872	$6,808,590	$2,796,658	$(7,000,039)	$5,601,081

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MAY 31, 2016
(In thousands)

	IHS Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$410,984	$193,693	$(16,708)	$587,969
Operating expenses:
Cost of revenue	—	204,047	24,948	(16,708)	212,287
Selling, general and administrative	2,762	134,463	69,702	—	206,927
Depreciation and amortization	—	43,633	20,661	—	64,294
Restructuring charges	—	2,257	5,382	—	7,639
Acquisition-related costs	—	9,824	1,737	—	11,561
Net periodic pension and postretirement expense (income)	8	511	(113)	—	406
Other expense (income), net	—	(1,872)	1,517	—	(355)
Total operating expenses	2,770	392,863	123,834	(16,708)	502,759
Operating income (loss)	(2,770)	18,121	69,859	—	85,210
Interest income	—	1,824	272	(1,815)	281
Interest expense	(14,522)	(14,536)	6	1,815	(27,237)
Non-operating income (expense), net	(14,522)	(12,712)	278	—	(26,956)
Income (loss) from continuing operations before income taxes	(17,292)	5,409	70,137	—	58,254
Benefit (provision) for income taxes	6,830	(2,137)	(18,099)	—	(13,406)
Income (loss) from continuing operations	(10,462)	3,272	52,038	—	44,848
Income from discontinued operations, net	—	4,170	1,084	—	5,254
Equity in net income of subsidiaries	60,564	53,122	—	(113,686)	—
Net income	$50,102	$60,564	$53,122	$(113,686)	$50,102

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MAY 31, 2015
(In thousands)

	IHS Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$389,830	$179,908	$(12,798)	$556,940
Operating expenses:
Cost of revenue	—	184,301	43,355	(12,798)	214,858
Selling, general and administrative	2,618	134,444	65,598	—	202,660
Depreciation and amortization	—	37,206	16,597	—	53,803
Restructuring charges	—	5,073	1,647	—	6,720
Acquisition-related costs	—	224	77	—	301
Net periodic pension and postretirement expense (income)	8	563	(74)	—	497
Other expense (income), net	—	2,123	(191)	—	1,932
Total operating expenses	2,626	363,934	127,009	(12,798)	480,771
Operating income (loss)	(2,626)	25,896	52,899	—	76,169
Interest income	6,442	41	178	(6,481)	180
Interest expense	(9,811)	(8,304)	(5,820)	6,481	(17,454)
Non-operating expense, net	(3,369)	(8,263)	(5,642)	—	(17,274)
Income (loss) from continuing operations before income taxes	(5,995)	17,633	47,257	—	58,895
Benefit (provision) for income taxes	2,368	(6,961)	(7,629)	—	(12,222)
Income (loss) from continuing operations	(3,627)	10,672	39,628	—	46,673
Income from discontinued operations, net	—	740	3,539	—	4,279
Equity in net income of subsidiaries	54,579	43,167	—	(97,746)	—
Net income	$50,952	$54,579	$43,167	$(97,746)	$50,952

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED MAY 31, 2016
(In thousands)

	IHS Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$814,797	$354,500	$(32,882)	$1,136,415
Operating expenses:
Cost of revenue	—	422,004	33,960	(32,882)	423,082
Selling, general and administrative	5,847	252,412	135,183	—	393,442
Depreciation and amortization	—	86,672	38,137	—	124,809
Restructuring charges	—	5,957	7,385	—	13,342
Acquisition-related costs	—	10,480	4,863	—	15,343
Net periodic pension and postretirement expense (income)	16	1,021	(224)	—	813
Other expense (income), net	—	(772)	1,634	—	862
Total operating expenses	5,863	777,774	220,938	(32,882)	971,693
Operating income (loss)	(5,863)	37,023	133,562	—	164,722
Interest income	—	3,614	536	(3,605)	545
Interest expense	(24,328)	(33,708)	(946)	3,605	(55,377)
Non-operating expense, net	(24,328)	(30,094)	(410)	—	(54,832)
Income (loss) from continuing operations before income taxes	(30,191)	6,929	133,152	—	109,890
Benefit (provision) for income taxes	11,925	(2,737)	(33,003)	—	(23,815)
Income (loss) from continuing operations	(18,266)	4,192	100,149	—	86,075
Income from discontinued operations, net	—	6,021	3,050	—	9,071
Equity in net income of subsidiaries	113,412	103,199	—	(216,611)	—
Net income	$95,146	$113,412	$103,199	$(216,611)	$95,146

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED MAY 31, 2015
(In thousands)

	IHS Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$754,205	$345,557	$(28,946)	$1,070,816
Operating expenses:
Cost of revenue	—	389,039	55,110	(28,946)	415,203
Selling, general and administrative	6,672	253,405	129,031	—	389,108
Depreciation and amortization	—	72,990	31,695	—	104,685
Restructuring charges	—	12,735	7,406	—	20,141
Acquisition-related costs	—	350	127	—	477
Net periodic pension and postretirement expense (income)	15	1,131	(153)	—	993
Other expense, net	—	361	733	—	1,094
Total operating expenses	6,687	730,011	223,949	(28,946)	931,701
Operating income (loss)	(6,687)	24,194	121,608	—	139,115
Interest income	10,349	80	1,049	(11,138)	340
Interest expense	(19,602)	(15,986)	(9,998)	11,138	(34,448)
Non-operating expense, net	(9,253)	(15,906)	(8,949)	—	(34,108)
Income (loss) from continuing operations before income taxes	(15,940)	8,288	112,659	—	105,007
Benefit (provision) for income taxes	6,296	(3,274)	(23,406)	—	(20,384)
Income (loss) from continuing operations	(9,644)	5,014	89,253	—	84,623
Income from discontinued operations, net	—	1,417	4,432	—	5,849
Equity in net income of subsidiaries	100,116	93,685	—	(193,801)	—
Net income	$90,472	$100,116	$93,685	$(193,801)	$90,472

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	IHS Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Three months ended May 31, 2016
Comprehensive income	$84,845	$95,381	$95,075	$(190,456)	$84,845

Three months ended May 31, 2015
Comprehensive income (loss)	$40,073	$43,826	$33,567	$(77,393)	$40,073

Six months ended May 31, 2016
Comprehensive income	$103,788	$122,225	$122,953	$(245,178)	$103,788

Six months ended May 31, 2015
Comprehensive income	$41,710	$51,321	$47,780	$(99,101)	$41,710

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED MAY 31, 2016
(In thousands)

	IHS Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash provided by operating activities	$150	$183,221	$145,197	$—	$328,568
Investing activities:
Capital expenditures on property and equipment	—	(44,963)	(7,697)	—	(52,660)
Acquisitions of businesses, net of cash acquired	—	(653,906)	(459,534)	—	(1,113,440)
Proceeds from sale of assets	—	124,282	65,933	—	190,215
Change in other assets	—	4,272	—	—	4,272
Settlements of forward contracts	—	—	(4,148)	—	(4,148)
Advances provided to other subsidiaries	—	(190,749)	(624,366)	815,115	—
Investment in subsidiaries	—	(551,451)	—	551,451	—
Net cash used in investing activities	—	(1,312,515)	(1,029,812)	1,366,566	(975,761)
Financing activities:
Proceeds from borrowings	—	1,100,000	—	—	1,100,000
Repayment of borrowings	—	(269,882)	—	—	(269,882)
Payment of debt issuance costs	—	(15,430)	—	—	(15,430)
Excess tax benefit from stock-based compensation	—	60	—	—	60
Repurchases of common stock	—	(106,015)	—	—	(106,015)
Advances received from other subsidiaries	—	624,366	190,749	(815,115)	—
Proceeds from issuance of intercompany equity	—	—	551,451	(551,451)	—
Net cash provided by financing activities	—	1,333,099	742,200	(1,366,566)	708,733
Foreign exchange impact on cash balance	—	—	(9,148)	—	(9,148)
Net increase (decrease) in cash and cash equivalents	150	203,805	(151,563)	—	52,392
Cash and cash equivalents at the beginning of the period	—	21,048	272,100	—	293,148
Cash and cash equivalents at the end of the period	$150	$224,853	$120,537	$—	$345,540

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED MAY 31, 2015
(In thousands)

	IHS Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash provided by operating activities	$—	$186,247	$148,037	$—	$334,284
Investing activities:
Capital expenditures on property and equipment	—	(60,793)	(8,245)	—	(69,038)
Acquisitions of businesses, net of cash acquired	—	(324,393)	(45,515)	—	(369,908)
Change in other assets	—	(339)	—	—	(339)
Settlements of forward contracts	—	—	2,419	—	2,419
Investment in subsidiaries	—	(100)	—	100	—
Net cash used in investing activities	—	(385,625)	(51,341)	100	(436,866)
Financing activities:
Proceeds from borrowings	—	440,000	—	—	440,000
Repayment of borrowings	—	(152,980)	(283)	—	(153,263)
Excess tax benefit from stock-based compensation	—	5,193	—	—	5,193
Repurchases of common stock	—	(105,247)	—	—	(105,247)
Proceeds from issuance of intercompany equity	—	—	100	(100)	—
Net cash provided by (used in) financing activities	—	186,966	(183)	(100)	186,683
Foreign exchange impact on cash balance	—	—	(11,378)	—	(11,378)
Net increase (decrease) in cash and cash equivalents	—	(12,412)	85,135	—	72,723
Cash and cash equivalents at the beginning of the period	—	32,314	120,842	—	153,156
Cash and cash equivalents at the end of the period	$—	$19,902	$205,977	$—	$225,879

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Subscriptions represented approximately 79 percent of our total revenue in the second quarter of 2016. Our subscription agreements are typically annual and non-cancellable for the term of the subscription and may contain provisions for minimum monthly payments. Our subscription revenue is generally stable and predictable, and we have long-term relationships with many of our customers.

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

In 2016, we expect to continue to better align and focus our operations through our new operating segment structure, which we believe will simplify our operating model and improve our operational performance by driving greater speed, clarity, and accountability. We are specifically focused on aligning our organizational structure, optimizing product platforms, and simplifying our capital allocation.

Key Performance Indicators

We believe that revenue growth, Adjusted EBITDA (both in dollars and margin), and free cash flow are key financial measures of our success. Adjusted EBITDA and free cash flow are financial measures that are not prepared in accordance with U.S. generally accepted accounting principles (non-GAAP).

Revenue growth. We review year-over-year revenue growth in our segments as a key measure of our success in addressing customer needs. We measure revenue growth in terms of organic, acquisitive, and foreign currency impacts. We define these components as follows:

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

During 2015, we conducted a complete review of our entire business portfolio. As a result of that review, we determined that the OE&RM and GlobalSpec product offerings no longer fit with our strategic goals, and in the fourth quarter of 2015, we decided to divest those product groups. In the second quarter of 2016, we completed the sale of both of these product groups. We have entered into transition services agreements (TSAs) with the GlobalSpec and OE&RM buyers to facilitate an orderly transition process. The results of these product groups have been classified as discontinued operations in the accompanying financial statements and footnotes. We will continue to evaluate the long-term potential and strategic fit of all of our assets.

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

Results of Operations

Total Revenue

Second quarter 2016 revenue increased 6 percent compared to the second quarter of 2015, and our year-to-date 2016 revenue also increased 6 percent. The table below displays the percentage change in revenue due to organic, acquisitive, and foreign currency factors when comparing the three and six months ended May 31, 2016 to the three and six months ended May 31, 2015.

	Change in Total Revenue
(All amounts represent percentage points)	Organic	Acquisitive	Foreign Currency
Second quarter 2016 vs. second quarter 2015	(1)%	7%	(1)%
Year-to-date 2016 vs. year-to-date 2015	1%	6%	(1)%

Organic growth for the three and six months ended May 31, 2016, compared to the three and six months ended May 31, 2015, was primarily attributable to 1 percent subscription organic growth for both the three and six months ended May 31, 2016, as well as 2 percent organic growth during the first half of 2016 from our non-subscription product offerings. Non-subscription organic growth declined 6 percent for the second quarter of 2016, compared to the second quarter of 2015, because our CERAWeek event was held in the first quarter this year versus the second quarter last year. Normalizing for the timing of that event, our non-subscription organic revenue growth for the second quarter of 2016 was 6 percent. Our Transportation segment continues to perform very well, with organic revenue growth of 12 percent and 11 percent, respectively, for the three and six months ended May 31, 2016, compared to the three and six months ended May 31, 2015. Resources organic revenue growth declined 8 percent on a year-to-date basis, largely due to continued market pressure in our energy product offerings. Our CMS organic revenue growth was stable at 2 percent and 3 percent for the three and six months ended May 31, 2016, respectively, compared to the three and six months ended May 31, 2015.

Acquisitive revenue growth for the three and six months ended May 31, 2016, compared to the three and six months ended May 31, 2015, was primarily due to the acquisitions of CARPROOF and OPIS in the first quarter of 2016, as well as the run-out of the RootMetrics acquisition from the second quarter of 2015.

Foreign currency had an adverse effect on our year-over-year revenue growth as the U.S. dollar continued to maintain its strength against foreign currencies. We continue to see significant uncertainty in the foreign currency markets.

Revenue by Segment

	Three months ended May 31,		Percentage Change	Six months ended May 31,		Percentage Change
(In thousands, except percentages)	2016	2015		2016	2015
Revenue:
Resources	$221,124	$234,673	(6)%	$437,046	$452,242	(3)%
Transportation	230,922	190,292	21%	430,598	366,008	18%
CMS	135,923	131,975	3%	268,771	252,566	6%
Total revenue	$587,969	$556,940	6%	$1,136,415	$1,070,816	6%

As a percent of total revenue:
Resources	38%	42%		38%	42%
Transportation	39%	34%		38%	34%
CMS	23%	24%		24%	24%

The percentage change in revenue for each segment is due to the factors described in the following table.

	Increase (decrease) in revenue
	Second quarter 2016 vs. second quarter 2015			Year-to-date 2016 vs. year-to-date 2015
(All amounts represent percentage points)	Organic	Acquisitive	Foreign Currency	Organic	Acquisitive	Foreign Currency
Resources	(13)%	9%	(1)%	(8)%	6%	(1)%
Transportation	12%	9%	—%	11%	7%	(1)%
CMS	2%	2%	(1)%	3%	5%	(2)%

Resources revenue for the three and six months ended May 31, 2016, compared to the three and six months ended May 31, 2015, continues to be negatively affected by the significant headwinds in the energy industries. On a constant currency basis, our Resources organic subscription base, which represents the annualized value of subscription contracts, declined by approximately $20 million in the first quarter of 2016 and by approximately $15 million in the second quarter of 2016, representing about a 5 percent total decline on a subscription base of approximately $700 million as of the beginning of the year. We anticipate continued pressure on our Resources organic subscription base in the second half of 2016 as we operate in the challenged energy environment. Resources organic non-subscription growth for the second quarter of 2016 was a negative 36 percent, reflecting the impact of the CERAWeek event timing and the continued difficult energy industry environment. Normalizing for the timing impact of that event, Resources organic non-subscription growth for the second quarter of 2016 was a negative 5 percent. For the six months ended May 31, 2016, total Resources organic revenue growth was a negative 8 percent.

Transportation revenue for the three and six months ended May 31, 2016, compared to the three and six months ended May 31, 2015, experienced solid organic subscription growth at 10 percent for both the three and six months ended May 31, 2016. Non-subscription organic growth was also strong at 19 percent and 14 percent, respectively, for the three and six months ended May 31, 2016, and was strengthened by certain automotive recall activities during the second quarter, as well as new product launches. We continue to see strong organic growth in our automotive product category and stable organic growth in the other Transportation product categories.

CMS revenue for the three and six months ended May 31, 2016, compared to the three and six months ended May 31, 2015, experienced stable organic subscription growth at 3 percent and 4 percent, respectively, and relatively flat organic non-subscription growth for the same periods.

Revenue by Transaction Type

	Three months ended May 31,		Percent change		Six months ended May 31,		Percent change
(in thousands, except percentages)	2016	2015	Total	Organic	2016	2015	Total	Organic
Revenue:
Subscription	$462,042	$441,718	5%	1%	$905,201	$870,982	4%	1%
Non-subscription	125,927	115,222	9%	(6)%	231,214	199,834	16%	2%
Total revenue	$587,969	$556,940	6%	(1)%	$1,136,415	$1,070,816	6%	1%

As a percent of total revenue:
Subscription	79%	79%			80%	81%
Non-subscription	21%	21%			20%	19%

Subscription revenue grew at 1 percent organically for the three and six months ended May 31, 2016, compared to the three and six months ended May 31, 2015, with Transportation subscription offerings providing the largest contribution to the growth, CMS subscription offerings growing at a steady pace, and Resources subscription offerings declining as a result of the reduction in the energy subscription base in 2015 and into 2016. We expect continued pressure on our Resources organic subscription growth rate throughout 2016.

Non-subscription revenue decreased 6 percent organically for the three months ended May 31, 2016, compared to the three months ended May 31, 2015, due to the CERAWeek event in the first quarter of 2016. Normalizing for the timing of that event, our non-subscription organic revenue growth for the second quarter was 6 percent. For the six months ended May 31, 2016, our non-subscription organic revenue growth was 2 percent, reflecting the strength of the Transportation segment's results, partially offset by decline in the Resources segment from the continued economic challenges.

Revenue by Region

	Three months ended May 31,		Percent change		Six months ended May 31,		Percent change
(in thousands, except percentages)	2016	2015	Total	Organic	2016	2015	Total	Organic
Revenue:
Americas	$410,955	$375,880	9%	(1)%	$787,090	$716,710	10%	2%
EMEA	119,189	128,902	(8)%	(6)%	238,030	249,545	(5)%	(3)%
APAC	57,825	52,158	11%	11%	111,295	104,561	6%	7%
Total revenue	$587,969	$556,940	6%	(1)%	$1,136,415	$1,070,816	6%	1%

As a percent of total revenue:
Americas	70%	67%			69%	67%
EMEA	20%	23%			21%	23%
APAC	10%	9%			10%	10%

Americas organic revenue growth declined 1 percent for the three months ended May 31, 2016 and increased 2 percent for the six months ended May 31, 2016, compared to the three and six months ended May 31, 2015. Organic subscription growth for the three months ended May 31, 2016 was 1 percent and organic non-subscription growth was negative 7 percent, primarily as a result of the CERAWeek timing. Organic subscription growth for the six months ended May 31, 2016 was 1 percent and organic non-subscription growth was 2 percent.

The EMEA organic revenue growth declines for the three and six months ended May 31, 2016, compared to the three and six months ended May 31, 2015, included organic subscription growth of negative 2 percent for both periods and organic non-subscription growth of negative 22 percent for the three months, which was largely due to the CERAWeek timing, and negative 6 percent for the six months. Total revenue growth was negatively affected by the strong U.S. dollar, as foreign currency exchange rates had a negative 3 percent impact on EMEA revenue growth for both the three and six months ended May 31, 2016.

The APAC organic revenue growth increases for the three and six months ended May 31, 2016, compared to the three and six months ended May 31, 2015, were primarily fueled by strong organic non-subscription revenue growth activity at 29 percent for the three months and 20 percent for the six months. Organic subscription revenue growth was also positive at 6 percent for the three months and 4 percent for the six months.

Operating Expenses

The following table shows our operating expenses and the associated percentages of revenue.

	Three months ended May 31,		Percentage Change	Six months ended May 31,		Percentage Change
(In thousands, except percentages)	2016	2015		2016	2015
Operating expenses:
Cost of revenue	$212,287	$214,858	(1)%	$423,082	$415,203	2%
SG&A expense	206,927	202,660	2%	393,442	389,108	1%
Total cost of revenue and SG&A expense	$419,214	$417,518	—%	$816,524	$804,311	2%

Depreciation and amortization expense	$64,294	$53,803	19%	$124,809	$104,685	19%

As a percent of revenue:
Total cost of revenue and SG&A expense	71%	75%		72%	75%
Depreciation and amortization expense	11%	10%		11%	10%

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

Depreciation and Amortization Expense

For the three and six months ended May 31, 2016, compared to the three and six months ended May 31, 2015, depreciation and amortization expense increased primarily as a result of an increase in depreciable and amortizable assets from capital expenditures and acquisitions.

Restructuring Charges

Please refer to Note 6 to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q for a discussion of our restructuring activities. During the six months ended May 31, 2016, we incurred approximately $13.3 million of restructuring charges, primarily for severance related to resource refinement and alignment across our new segment structure, as well as other restructuring costs related to lease abandonments.

During the six months ended May 31, 2016, we eliminated 245 positions related to these activities. We expect to continue to incur costs related to similar activities in future periods, resulting in additional restructuring charges.

Acquisition-related Costs

Please refer to Note 7 to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q for a discussion of costs associated with our integration and other acquisition-related activities. During the six months ended May 31, 2016, we recorded approximately $15.3 million of direct and incremental costs associated with acquisition-related activities, primarily legal and professional fees associated with recent acquisitions and the proposed merger with Markit Ltd., as well as employee severance and accruals for cash payments subject to the continuing employment of certain key employees.

Operating Income by Segment

	Three months ended May 31,		Percentage Change	Six months ended May 31,		Percentage Change
(In thousands, except percentages)	2016	2015		2016	2015
Operating income:
Resources	$61,873	$64,186	(4)%	$121,254	$120,645	1%
Transportation	60,540	47,833	27%	103,595	88,472	17%
CMS	18,581	9,666	92%	34,248	15,541	120%
Shared services	(55,784)	(45,516)		(94,375)	(85,543)
Total operating income	$85,210	$76,169	12%	$164,722	$139,115	18%

As a percent of segment revenue:
Resources	28%	27%		28%	27%
Transportation	26%	25%		24%	24%
CMS	14%	7%		13%	6%

For the three and six months ended May 31, 2016, compared to the three and six months ended May 31, 2015, operating income as a percentage of revenue for the Resources segment increased primarily because of the continued focus on cost management in the challenging energy environment. For the three and six months ended May 31, 2016, compared to the three and six months ended May 31, 2015, Transportation segment operating income as a percentage of revenue was relatively flat, but increased overall as a result of profit delivery from revenue growth. For the three and six months ended May 31, 2016, compared to the three and six months ended May 31, 2015, CMS segment operating income as a percentage of revenue increased primarily as a result of increased sales, higher margins, and lower restructuring charges.

Provision for Income Taxes
Our effective tax rate for the three and six months ended May 31, 2016 was 23.0 percent and 21.7 percent, respectively, compared to 20.8 percent and 19.4 percent for the three and six months ended May 31, 2015, due to an increase in earnings in higher tax jurisdictions.

EBITDA and Adjusted EBITDA (non-GAAP measures)

The following table provides reconciliations of our net income to EBITDA and Adjusted EBITDA for the three and six months ended May 31, 2016 and May 31, 2015.

	Three months ended May 31,		Percentage Change	Six months ended May 31,		Percentage Change
(In thousands, except percentages)	2016	2015		2016	2015
Net income	$50,102	$50,952	(2)%	$95,146	$90,472	5%
Interest income	(281)	(180)		(545)	(340)
Interest expense	27,237	17,454		55,377	34,448
Provision for income taxes	13,406	12,222		23,815	20,384
Depreciation	24,452	21,048		47,988	40,845
Amortization	39,842	32,755		76,821	63,840
EBITDA	$154,758	$134,251	15%	$298,602	$249,649	20%
Stock-based compensation expense	32,094	32,726		62,190	64,599
Restructuring charges	7,639	6,720		13,342	20,141
Acquisition-related costs	11,561	301		15,343	477
Impairment of assets	—	1,243		—	1,243
Income from discontinued operations, net	(5,254)	(4,279)		(9,071)	(5,849)
Adjusted EBITDA	$200,798	$170,962	17%	$380,406	$330,260	15%
Adjusted EBITDA as a percentage of revenue	34.2%	30.7%		33.5%	30.8%

Our Adjusted EBITDA for the three and six months ended May 31, 2016, compared to the three and six months ended May 31, 2015, increased primarily because of our increased efforts on managing costs in a lower revenue growth environment. We expect to continue to drive margin improvement versus the prior year as a result of the recent realignment to our new segment structure and other operating efficiencies, including reductions in marketing, sales operations, and sales support.

Financial Condition

(In thousands, except percentages)	As of May 31, 2016	As of November 30, 2015	Dollar change	Percent change
Accounts receivable, net	$378,026	$355,913	$22,113	6%
Accrued compensation	$69,512	$105,477	$(35,965)	(34)%
Deferred revenue	$649,794	$552,498	$97,296	18%

The increase in accounts receivable is primarily due to acquired accounts receivable balances from CARPROOF and OPIS. The decrease in accrued compensation is primarily due to the 2015 bonus payout made in the first quarter of 2016, partially offset by the current year accrual. The increase in deferred revenue is primarily due to seasonal increases associated with subscription renewals.

Liquidity and Capital Resources

As of May 31, 2016, we had cash and cash equivalents of $346 million, of which approximately $114 million was held by our foreign subsidiaries. Cash held by our foreign subsidiaries could be subject to U.S. federal income tax if we were to decide to repatriate any of that cash to the U.S.; however, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not indicate a need to repatriate cash to fund our operations in jurisdictions outside of where such cash is held. We also had approximately $2.96 billion of debt as of May 31, 2016, consisting primarily of $750 million of senior notes, $1.02 billion of revolving facility debt, and $1.19 billion of term loan debt. As of May 31, 2016, we had approximately $285 million available under our revolving credit facility.

Our interest expense for the three and six months ended May 31, 2016, compared to the three and six months ended May 31, 2015, increased primarily because of a higher portion of fixed rate debt, as well as a higher average debt balance as a result of acquisitions and share repurchases. We expect that our interest expense will continue to be higher in 2016 primarily due to the full-year impact of our $400 million floating-to-fixed interest rate swaps, higher floating rate costs due to recent rate increases and an elevated leverage ratio, and higher debt balance.

In June 2015, we announced a $500 million repurchase program for share repurchases through November 2017. This new repurchase program does not obligate us to repurchase any set dollar amount or number of shares. The amount authorized under the program includes open market share repurchases, as well as repurchases for stock surrendered by employees in an amount equal to the statutory tax liability associated with the vesting of their equity awards, for which we pay the statutory tax on behalf of the employee. Since inception of the program, we have repurchased approximately $215 million of share value. As a result of our acquisitions of CARPROOF and OPIS and the proposed merger with Markit Ltd., we have suspended our open market share repurchases as we focus on reducing our leverage ratio. As of May 31, 2016, our Leverage Ratio was 3.6x.

Because of our cash, debt, and cash flow positions, we believe we will have sufficient liquidity to meet our ongoing working capital and capital expenditure needs. Our future capital requirements will depend on many factors, including the number and magnitude of future acquisitions and share repurchase programs, the need for additional facilities or facility improvements, the timing and extent of spending to support product development efforts, information technology infrastructure investments, investments in our internal business applications, the continued market acceptance of our offerings, and acquisition and integration costs associated with the proposed Markit merger. We could be required, or could elect, to seek additional funding through public or private equity or debt financings; however, additional funds may not be available on terms acceptable to us. We expect that our capital expenditures for 2016 will be approximately 5 percent of revenue.

Cash Flows

	Six months ended May 31,
(In thousands, except percentages)	2016	2015	Dollar change	Percent change
Net cash provided by operating activities	$328,568	$334,284	$(5,716)	(2)%
Net cash used in investing activities	$(975,761)	$(436,866)	$(538,895)	123%
Net cash provided by financing activities	$708,733	$186,683	$522,050	280%

The decrease in net cash provided by operating activities was primarily due to increased cash payments associated with interest expense in 2016, as well as less favorable working capital generation due to reduced energy sales.

The increase in net cash used in investing activities was principally due to the acquisitions of CARPROOF and OPIS in the first quarter of 2016, partially offset by proceeds received from the sale of the GlobalSpec and OE&RM product groups.

The increase in net cash provided by financing activities in 2016 came from additional borrowings on our revolving facility and was principally used to help finance our fiscal year 2016 acquisitions.

Free Cash Flow (non-GAAP measure)

The following table reconciles our non-GAAP free cash flow measure to net cash provided by operating activities.

	Six months ended May 31,
(In thousands, except percentages)	2016	2015	Dollar change	Percent change
Net cash provided by operating activities	$328,568	$334,284
Capital expenditures on property and equipment	(52,660)	(69,038)
Free cash flow	$275,908	$265,246	$10,662	4%

The increase in free cash flow was due to reduced capital expenditures in the first half of 2016 compared to 2015, partially offset by moderating working capital generation in the first half of 2016. Our free cash flow has historically been positive due to the robust cash generation attributes of our business model, and we expect that it will continue to be a significant source of funding for our business strategy of growth through organic and acquisitive means.

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

Borrowings under the 2014 revolving facility and 2013 term loan are subject to variable interest rates. We use interest rate swaps in order to fix a portion of our variable rate debt as part of our overall interest rate risk management strategy. As of May 31, 2016, we had approximately $2.206 billion of floating-rate debt at a 2.24 percent weighted-average interest rate, of which $400 million was subject to effective floating-to-fixed interest rate swaps. A hypothetical increase in interest rates of 100 basis points applied to our floating rate indebtedness would increase our annual interest expense by approximately $18 million ($22 million without giving effect to any of our interest rate swaps).

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides detail about our share repurchases during the three months ended May 31, 2016.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
March 1 - March 31, 2016:
Share repurchase programs (1)	—	$—	—	$284,939
Employee transactions (2)	308	$108.01	N/A	N/A
April 1 - April 30, 2016:
Share repurchase programs (1)	—	$—	—	$284,350
Employee transactions (2)	4,791	$122.98	N/A	N/A
May 1 - May 31, 2016:
Share repurchase programs (1)	—	$—	—	$283,292
Employee transactions (2)	8,691	$121.66	N/A	N/A
Total share repurchases	13,790	$121.82	—

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

Item 5.    Other Information

Iran Threat Reduction and Syria Human Rights Act Disclosure

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our affiliates knowingly engaged in certain specified activities during the period covered by the report. Disclosure is generally required even if the transactions or dealings were conducted in compliance with applicable law and regulations. During the third quarter of 2014, we acquired Global Trade Information Services, a Virginia corporation (“GTIS”). GTIS publishes the Global Trade Atlas (the “GTA”), an online trade data system offering global merchandise trade statistics such as import and export data from official sources in more than 65 countries. Included in the GTA is certain trade data sourced from Iran for which GTIS pays an annual fee of approximately $30,000. The procurement of this information is exempt from applicable economic sanctions laws and regulations as a funds transfer related to the exportation or importation of information and informational materials. Sales attributable to this Iranian trade data represented approximately $75,000 in gross revenue for GTIS in the second quarter of 2016 and would have represented approximately 0.01 percent of our second quarter 2016 consolidated revenues and gross profits. Subject to any changes in the exempt status of such activities, we intend to continue these business activities as permissible under applicable export control and economic sanctions laws and regulations.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 28, 2016.

IHS INC.

By:	/s/ Heather Matzke-Hamlin
	Name:	Heather Matzke-Hamlin
	Title:	Senior Vice President and Chief Accounting Officer